Form 10-Q
period 2002-09-30
INCO LTD
filed 2002-10-29
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

Commission File Number 1-1143

INCO LIMITED

(Name of Registrant as specified in its charter)

Canada	98-0000676

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7*

(Address of principal executive offices, including zip code)

(416) 361 - 7511

(Telephone number)

The Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Unless otherwise stated, dollar amounts in this Report are expressed in United States currency.

Common Shares outstanding at September 30, 2002: 183,099,301 shares, no par value.

*Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INCO LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of United States dollars except per share amounts)	2002	2001	2002	2001

Net sales	$ 536	$ 434	$ 1,633	$ 1,603

Costs and operating expenses (income)
Cost of sales and operating expenses	336	312	1,020	1,046
Depreciation and depletion	58	63	193	197
Selling, general and administrative	22	24	91	78
Research and development	5	5	13	15
Exploration	5	5	14	17
Currency translation adjustments	(31)	(28)	4	(36)
Asset impairment charge (Note 2)	-	-	2,415	-

Total costs and operating expenses	395	381	3,750	1,317

Operating earnings (loss)	141	53	(2,117)	286
Interest expense	12	13	35	46
Other income, net	(20)	(2)	(27)	(5)

Earnings (loss) before income and mining taxes and minority interest	149	42	(2,125)	245
Income and mining taxes	51	5	(660)	(77)

Earnings (loss) before minority interest	98	37	(1,465)	322
Minority interest	7	4	15	12

Net earnings (loss)	91	33	(1,480)	310
Dividends on preferred shares	(6)	(6)	(19)	(19)
Accretion of notes (Note 5)	(1)	(1)	(3)	(2)

Net earnings (loss) applicable to common shares	$ 84	$ 26	$(1,502)	$ 289

Net earnings (loss) per common share (Note 3)
Basic	$ 0.46	$ 0.14	$ (8.22)	$ 1.59

Diluted	$ 0.45	$ 0.14	$ (8.22)	$ 1.55

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

(Unaudited)

	Nine Months Ended
	September 30,
(in millions of United States dollars)	2002	2001

Retained earnings at beginning of period	$ 1,194	$ 918
Net earnings (loss)	(1,480)	310
Preferred dividends	(19)	(19)
Accretion of notes (Note 5)	(3)	(2)

Retained earnings (deficit) at end of period	$ (308)	$ 1,207

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
(in millions of United States dollars)	2002	2001

ASSETS
Current assets
Cash and marketable securities (Note 10)	$ 1,188	$ 306
Accounts receivable	287	277
Inventories (Note 10)	512	500
Other	70	44

Total current assets	2,057	1,127
Property, plant and equipment (Notes 2 and 10)	6,075	8,217
Deferred charges and other assets	204	243

Total assets	$ 8,336	$ 9,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year	$ 90	$ 81
Accounts payable	184	132
Accrued payrolls and benefits	102	107
Other accrued liabilities	175	189
Income and mining taxes payable	183	58

Total current liabilities	734	567
Deferred credits and other liabilities
Long-term debt (Note 4)	1,517	759
Deferred income and mining taxes	1,386	2,117
Post-retirement benefits	469	451
Future removal and site restoration costs	53	49
Minority interest	367	350

Total liabilities	4,526	4,293

Contingencies (Note 8)
Shareholders' equity
Notes (Note 5)	237	231

Preferred shares (Note 6)	472	472

Common shareholders' equity
Common shares issued and outstanding 183,099,301	2,768	2,756
(2001 - 182,192,732 shares) (Note 3)
Warrants (Note 7)	62	62
Contributed surplus	559	559
Retained earnings (deficit)	(308)	1,194

	3,081	4,571

Contingently issuable equity	20	20

Total shareholders' equity	3,810	5,294

Total liabilities and shareholders' equity	$ 8,336	$ 9,587

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of United States dollars)	2002	2001	2002	2001

Operating activities
Earnings (loss) before minority interest	$ 98	$ 37	$(1,465)	$ 322
Charges (credits) not affecting cash
Depreciation and depletion	58	63	193	197
Deferred income and mining taxes	24	40	(763)	(130)
Asset impairment charge (Note 2)	-	-	2,415	-
Other	(25)	(26)	3	(31)
Decrease (increase) in non-cash working capital
related to operations
Accounts receivable	54	45	(30)	96
Inventories	(10)	1	(13)	(6)
Accounts payable and accrued liabilities	7	(27)	20	(43)
Income and mining taxes payable	58	(52)	124	(170)
Other	3	(16)	(18)	(30)

Net cash provided by operating activities	267	65	466	205

Investing activities
Capital expenditures	(181)	(71)	(338)	(163)
Other	(9)	-	(5)	2

Net cash used for investing activities	(190)	(71)	(343)	(161)

Financing activities
Net addition (reduction) to notes payable	(5)	-	8	-
Long-term borrowings	428	9	838	7
Repayments of long-term debt	(36)	(33)	(79)	(191)
Notes issued (Note 5)	-	-	-	226
Common shares issued	-	-	12	4
Preferred dividends paid	(6)	(6)	(19)	(19)
Dividends paid to minority interest	-	-	(1)	(1)

Net cash provided by (used for) financing activities	381	(30)	759	26

Net increase (decrease) in cash and marketable securities	458	(36)	882	70
Cash and marketable securities at beginning of period	730	299	306	193

Cash and marketable securities at end of period	$ 1,188	$ 263	$ 1,188	$ 263

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1. Basis of Presentation

        The unaudited consolidated financial statements presented herein have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) (see Note 12 for significant differences between Canadian and United States GAAP, including the calculation of the asset impairment charge in the “Consolidated Statement of Earnings” above) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Asset Impairment Charge

        On June 11, 2002, the Company announced that it would be undertaking a review of the net carrying value for Voisey's Bay in view of the Statement of Principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of the Voisey's Bay project to proceed. The Company had noted on a number of occasions in the Company's public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of Voisey's Bay and in the related deferred income and mining tax liability and in shareholders' equity. This review, which was completed in July 2002, included an analysis of the key assumptions which the Company utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including the Company's best assessment of the expected cash flows from the project, how the development of Voisey's Bay, taking into account the agreements which have been reached, fits within the Company's overall long-term development plans and updated mining and other cost assumptions. As a result of this review, the Company recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002 to reduce the $3,753 million net carrying value of the Voisey's Bay project to $2,201 million. In 2000, as a result of a change in Canadian GAAP, the deferred income and mining tax liability associated with Voisey's Bay was increased by $2,222 million and the carrying value of Voisey's Bay was also increased by this same amount.

        In addition, the Company recorded a non-cash charge of $61 million, net of income and mining taxes of $15 million, in the second quarter of 2002 to reduce the carrying values of certain plant, equipment and other assets to their estimated net recoverable amounts based on an evaluation of their recoverability. The principal component of this charge was in respect of capitalized exploration and development costs relating to the Company’s Victor Deep exploration project that, as a result of the development of the Voisey’s Bay deposits, probably would not be put into production. The balance of this charge consisted primarily of reductions for certain redundant plant, equipment and non-core assets as well as an additional provision for losses relating to certain receivables and other assets arising from commercial relationships with one of the Company’s principal customers that had filed for bankruptcy protection.

Note 3. Common Shares and Earnings (Loss) per Common Share

        Basic earnings (loss) per Common Share is computed by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period. Diluted earnings (loss) per Common Share is computed by dividing net earnings (loss) applicable to Common Shares, as adjusted for the effects of dilutive convertible securities, by the sum of the weighted-average number of Common Shares issued and outstanding and all additional Common Shares that would have been outstanding if potentially dilutive Common Shares had been issued.

        The Company is authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number
	of Shares	Amount

December 31, 2001	182,192,732	$ 2,756
Options exercised	873,585	11
Shares issued under incentive plans	32,633	1
Shares issued on conversion of Preferred Shares Series E	119	-
Shares issued on exercise of warrants	232	-

September 30, 2002	183,099,301	$ 2,768

The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$ 91	$ 33	$(1,480)	$ 310
Dividends on preferred shares	(6)	(6)	(19)	(19)
Accretion of notes	(1)	(1)	(3)	(2)

Net earnings (loss) applicable to common shares	$ 84	$ 26	$(1,502)	$ 289

Denominator:
Weighted-average common shares outstanding (thousands)	183,099	182,166	182,724	182,039

Basic earnings (loss) per common share	$ 0.46	$ 0.14	$ (8.22)	$ 1.59

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$ 84	$ 26	$(1,502)	$ 289
Dilutive effect of:
Convertible debentures	1	-	-	10

Net earnings (loss) applicable to common shares, assuming
dilution	$ 85	$ 26	$(1,502)	$ 299

Denominator:
Weighted-average common shares outstanding (thousands)	183,099	182,166	182,724	182,039
Dilutive effect of:
Convertible debentures	5,750	-	-	9,931
Stock options	1,090	843	-	935

Weighted-average common shares outstanding, assuming
dilution (thousands)	189,939	183,009	182,724	192,905

Diluted earnings (loss) per common share	$ 0.45	$ 0.14	$ (8.22)	$ 1.55

Note 4. Long-Term Debt

        In May 2002, the Company completed an underwritten public offering in the United States of $400 million aggregate principal amount of 7.75 per cent notes due 2012.

        On September 23, 2002, the Company completed an underwritten public offering in the United States of $400 million aggregate principal amount of 7.20 per cent debentures due 2032.

        Effective as of June 4, 2002, the Company renewed, without any material changes in terms and conditions, the terms of its bank credit facilities aggregating $625 million in total commitments, including one facility entered into by one of its United States subsidiaries which is guaranteed by the Company. During the third quarter of 2002, the Company entered into two additional bank credit facilities totalling $50 million in commitments. All of the renewed and new facilities are provided by a group of banks under separate agreements, the terms of which are substantially the same. Except for three facilities totalling $100 million in commitments, the renewed facilities include revolving commitments of from 364 days to up to five years, in each case commencing from June 4, 2002, with the revolving period for the new facilities commencing from August 28, 2002 but then having the same dates as the renewed facilities with respect to when the revolving commitments would end. The other three facilities totalling $100 million in commitments have only revolving periods which expire either in June 2005 or June 2006. The revolving period of each of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The facilities provide that, so long as advances are outstanding, the Company will be required to maintain (i) a ratio of Consolidated Indebtedness to Tangible Net Worth, as defined thereunder, not to exceed 50:50 and (ii) Tangible Net Worth, as defined, of not less than $1,500 million. Taking into account the non-cash asset impairment charge referred to in Note 2 above, the Company's Tangible Net Worth was $3.3 billion as of September 30, 2002 and the ratio of Consolidated Indebtedness to Tangible Net Worth was approximately 30:70.

Note 5. Notes

        Changes in the Company's zero-coupon convertible notes ("LYON Notes") were as follows:

Amount

December 31, 2001	$ 231
Accretion of notes	6

September 30, 2002	$ 237

Note 6. Preferred Shares

Changes in the 5.5% Convertible Redeemable Preferred Shares Series E ("Preferred Shares") were as follows:

	Number
	of Shares	Amount

December 31, 2001	9,439,700	$ 472
Shares converted into Common Shares	(100)	-

September 30, 200	9,439,600	$ 472

Note 7. Warrants

        Changes in warrants were as follows:

	Number
	of Warrants	Amount

December 31, 2001	11,021,947	$ 62
Warrants issued	1,775	-
Warrants exercised	(232)	-

September 30, 2002	11,023,490	$ 62

Note 8. Contingencies

        (a)        Future Removal and Site Restoration Costs

        The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly from country to country and are not predictable. Although the ultimate amount to be incurred is uncertain, the total liability for future removal and site restoration costs in respect of the Company's worldwide operations, to be incurred primarily after cessation of operations, is estimated to be approximately $315 million at September 30, 2002. For further information, reference is made to Notes 1 and 10 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        (b)        Property, Plant and Equipment

        The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in economic and other circumstances indicate that the carrying value of such assets may not be fully recoverable. The net recoverable value of an asset is calculated by estimating undiscounted future net cash flows from the asset together with the asset's residual value. Future net cash flows are developed using assumptions that reflect the Company's planned course of action for an asset given the Company's best estimate of the most probable set of economic conditions. Evaluation of the future cash flows from major development projects such as the Voisey's Bay and Goro projects entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metal prices, estimates of the ultimate size of the deposits, ore grades and recoverability, commercial viability of new technological processes, timing of commercial production, production volumes, operating and capital costs, and foreign currency exchange rates. Inherent in these assumptions are significant risks and uncertainties.

        (c)        Other

        In connection with the construction of certain facilities and the supply of goods or services for the Goro nickel-cobalt project in the French Overseas Territory of New Caledonia, the Company has provided certain payment guarantees covering a total aggregate amount of approximately $67 million to various contractors or suppliers to the project which can require the Company to make payments to such contractors or suppliers in the event that the Company's 85 per cent owned project company, Goro Nickel S.A., fails to make payments of undisputed invoices from any such party when due. The Company has also entered into a preliminary agreement with a New Caledonia-based power company under which such power company has moved forward with the construction of a power generating facility from which it would supply power to Goro Nickel S.A. In connection with this preliminary agreement, the Company has arranged for the issuance of an irrevocable standby letter of credit from a financial institution in the amount of approximately $53 million which, at the current stage of the construction of this facility, gives the facility's sponsor certain specified rights to make a single draw under such letter of credit to reimburse it for certain construction and other costs it has incurred. This right to draw under the letter of credit would be effective in the event of certain occurrences, including the failure (1) to receive or have issued certain operating and other permits relevant to the facility and the project, (2) to finalize the transfers of certain rights to land required for the facility or (3) of Goro Nickel S.A. to enter into a definitive power supply agreement and certain related agreements with the sponsor. No amounts have been paid under any such guarantees nor has there been any drawdown under such standby letter of credit.

        In the course of its operations, the Company is subject to environmental and other claims and legal proceedings. The Company does not believe that any such pending claims or proceedings will significantly adversely affect its operations or have a material adverse effect on its financial position or results of operations.

Note 9. Segment Information

        The Company is a leading producer of nickel and an important producer of copper, precious metals and cobalt. The Company's operations consist of the finished products segment, which comprises the Company's mining and processing operations in Ontario and Manitoba, Canada, the Company's refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the Company's mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, the Company holds mineral claims and licenses covering the Voisey's Bay nickel-copper-cobalt deposits under development in the Province of Newfoundland and Labrador.

        Data by operating segments as of and for the periods indicated was as follows:

	Finished products		Intermediates		Voisey's Bay project		Eliminations		Total

Nine months ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Net sales to customers	$ 1,583	1,560	$ 50	43	$ -	-	$ -	-	$ 1,633	1,603
Intersegment sales	-	-	198	197	-	-	(198)	(197)	-	-

Net sales	$ 1,583	1,560	$ 248	240	$ -	-	$ (198)	(197)	$ 1,633	1,603

Segment operating earnings (loss)	$ 236	245	$ 44	46	$(2,327)	(5)	$ (11)	6	$(2,058)	292

Currency translation adjustments									4	(36)
Corporate selling, general and administrative expenses									55	42

Operating earnings (loss)									(2,117)	286
Interest expense									35	46
Other income, net									(27)	(5)

Earnings (loss) before income and mining taxes and minority interest									$(2,125)	245

	Finished products		Intermediates		Voisey's Bay project		Eliminations		Total

Three months ended September 30	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Net sales to customers	$ 520	425	$ 16	9	$ -	-	$ -	-	$ 536	434
Intersegment sales	-	-	65	63	-	-	(65)	(63)	-	-

Net sales	$ 520	425	$ 81	72	$ -	-	$ (65)	(63)	$ 536	434

Segment operating earnings (loss)	$ 100	27	$ 20	8	$ (2)	(2)	$ 1	4	$ 119	37

Currency translation adjustments									(31)	(28)
Corporate selling, general and administrative expenses									9	12

Operating earnings									141	53
Interest expense									12	13
Other income, net									(20)	(2)

Earnings before income and mining taxes and minority interest									$ 149	42

Identifiable assets at September 30, 2002
and December 31, 2001	$ 2,470	2,309	$ 1,202	1,230	$3,302	5,532	$ (16)	(5)	$ 6,958	9,066

Other assets									1,378	521

Total assets at September 30, 2002 and December 31, 2001									$ 8,336	9,587

        For segment reporting purposes, $2,322 million and $93 million of the asset impairment charge was included in the Voisey's Bay project and finished products segments, respectively, for the nine-month period ended September 30, 2002.

Note 10. Supplemental Information

        Supplemental information in connection with the Consolidated Balance Sheet follows:

	September 30,	December 31,
	2002	2001

Cash	$ 67	$ 21
Marketable securities	1,121	285

Cash and marketable securities	$ 1,188	$ 306

Finished and in-process metals	$ 450	$ 435
Supplies	62	65

Inventories	$ 512	$ 500

Property, plant and equipment, at cost	$ 10,270	$ 12,167
Accumulated depreciation and depletion	4,195	3,950

Property, plant and equipment, net	$ 6,075	$ 8,217

Note 11. Stock Compensation Plans

        Canadian GAAP establishes a fair value-based method of accounting for stock-based compensation plans, but also permits an election to use an intrinsic value-based method with disclosure on a pro forma basis for net earnings (loss) and earnings (loss) per share. The Company elected to provide such pro forma disclosure. Had the Company elected to recognize the cost of its stock-based compensation based on the estimated fair value of stock options granted, the Company's results would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Pro forma net earnings (loss)	$ 90	$ 32	$(1,484)	$ 306
Pro forma basic earnings (loss) per common share	$ 0.45	$ 0.14	$ (8.24)	$ 1.57

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001

Stock price at grant date	$ 17.62	$ 16.96
Exercise price	$ 17.62	$ 16.96
Weighted-average fair value of options granted during the period	$ 5.92	$ 6.24
Expected life of options (years)	3	3
Expected stock price volatility	44.1%	47.3%
Expected dividend yield	-%	-%
Risk-free interest rate	3.6%	4.8%

Note 12. Significant Differences Between Canadian and United States GAAP

        The Company's consolidated financial statements are prepared in accordance with Canadian GAAP. The most significant differences between Canadian and United States GAAP, insofar as they affect the Company's consolidated financial statements, relate to accounting for asset impairment charges, post-retirement benefits, notes, derivative instruments, investments, and reporting of comprehensive income.

        The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Nine months ended September 30	2002	2001

Net earnings (loss) - Canadian GAAP	$ (1,480)	$ 310
Increased asset impairment charge (a)	(779)	-
Increased post-retirement benefits expense (b)	(17)	(17)
Increased interest expense (c)	(8)	(8)
Unrealized net gain (loss) on derivative instruments (d)	3	(2)
Taxes on United States GAAP differences	166	11

Net earnings (loss) - United States GAAP	(2,115)	294

Other comprehensive income (loss):
Unrealized net loss on derivatives designated as cash flow hedges at January 1, 2001 (d)	-	(4)
Reclassification to earnings of net loss (gain) on derivatives designated as cash flow hedges (d)	(14)	4
Change in fair value of derivatives designated as cash flow hedges (d)	43	43
Reclassification to earnings of unrealized loss on long-term investments (f)	24	-
Unrealized gain on long-term investments (f)	14	-
Taxes on other comprehensive income (loss)	(12)	(17)

Other comprehensive income	55	26

Comprehensive income (loss) (h)	$ (2,060)	$ 320

Net earnings (loss) per share - United States GAAP
Basic	$ (11.68)	$ 1.51

Diluted	$ (11.68)	$ 1.48

        (a)        Asset Impairment Charge

        Under United States GAAP, when the net carrying value of a long-lived asset exceeds the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its fair value is charged to earnings. In addition, financing costs are excluded from the evaluation of a long-lived asset for impairment purposes under United States GAAP whereas such costs are included under Canadian GAAP. For United States reporting purposes, the non-cash asset impairment charge would be $2,172 million, net of deferred income and mining taxes of $928 million, in respect of the reduction in the carrying value of the Voisey's Bay project and $62 million, net of income and mining taxes of $15 million, in respect of the reduction in the carrying value of certain plant, equipment and other assets. Fair value was estimated using discounted probability-weighted expected net cash flows and a risk-free interest rate. For United States segment reporting purposes, gross charges of $3,100 million and $77 million before tax adjustments would be included in the Company's Voisey's Bay project and finished products segments, respectively.

        (b)        Post-retirement benefits

        For Canadian reporting purposes, the excess of the net actuarial gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets is amortized over the expected average remaining service life of employees. For United States reporting purposes, the Company amortizes all actuarial gains and losses systematically over the expected average remaining service life of employees.

        United States GAAP also require the recognition of a minimum additional pension liability in the amount of the excess of the Company's unfunded accumulated benefits obligation over the recorded pension liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a component in accumulated other comprehensive income.

        (c)         Notes

        Under Canadian GAAP, the LYON Notes are classified as an equity instrument. The LYON Notes accrete over the 20-year term of the LYON Notes to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the LYON Notes would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense.

        (d)         Derivative instruments

         Under United States GAAP, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. A derivative must be designated in a hedging relationship in order to qualify for hedge accounting. Under Canadian GAAP, the Company continues to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged.

        (e)         Income and mining taxes

        Under Canadian GAAP, income and mining tax liabilities and assets are computed using the tax rates that are considered to be substantially enacted. Under United States GAAP, income and mining tax liabilities and assets are computed using tax rates that are enacted. For Canadian reporting purposes, income and mining taxes for the six-month period ended June 30, 2001 included a tax benefit of $12 million computed on the basis of a substantially enacted tax rate. For United States GAAP purposes, this tax benefit would have been recorded in the third quarter of 2001, the period of enactment.

        (f)        Investments

        United States accounting standards for equity investments require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

        (g)        Preferred shares

        For United States reporting purposes, the Company's Preferred Shares would be excluded from shareholders' equity in the Consolidated Balance Sheet.

        (h)        Comprehensive income

        Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments, derivative instruments and certain foreign currency translation gains and losses.

        Changes in retained earnings (deficit) and accumulated other comprehensive loss under United States GAAP were as follows:

Nine months ended September 30	2002	2001

Retained earnings at beginning of period	$ 1,154	$ 897
Net earnings (loss)	(2,115)	294
Dividends	(19)	(19)

Retained earnings (deficit) at end of period	$ (980)	$ 1,172

Accumulated other comprehensive loss at beginning of period	$ (316)	$ (211)
Other comprehensive income	55	26

Accumulated other comprehensive loss at end of period	$ (261)	$ (185)

        (i)        Accounting Changes

        The Company adopted, for United States reporting purposes, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach and, as a result, the amortization of goodwill has ceased. These new standards conform substantially to similar new standards issued by the Canadian Institute of Chartered Accountants (CICA), which the Company also adopted in the first quarter of 2002. There was no significant impact on the Company's results of operations or financial condition as a result of the adoption of these standards.

        The Company also adopted, for United States reporting purposes, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the first quarter of 2002 which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. SFAS No. 144 requires that a fair value determination be made for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of the new standard had no significant impact on the Company's results of operations or financial condition.

        Effective July 1, 2002, the Company adopted, for United States reporting purposes, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of the new standard did not have a significant impact on the Company's results of operations or financial condition.

        Effective January 1, 2003, the Company will adopt, for United States reporting purposes, SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, retirement obligations will be recognized when incurred and recorded as liabilities at fair value. In addition, the asset retirement cost will be capitalized as part of the asset's carrying value and depreciated over the asset's useful life. The Company has not yet determined the effect of the adoption of SFAS No. 143 on its results of operations or financial condition.

        Effective January 1, 2003, the Company will adopt, for United States reporting purposes, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard is not currently expected to have a significant impact on the Company's results of operations or financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's net earnings were $91 million, or 46 cents per share (45 cents per share on a diluted basis), for the third quarter of 2002, compared with $33 million, or 14 cents per share (14 cents per share on a diluted basis), in the corresponding 2001 period. Third quarter 2002 results included the benefit of favourable non-cash currency translation adjustments of $31 million, or 17 cents per share, due to a weakening of the Canadian dollar relative to the U.S. dollar during the quarter, and after-tax interest income of $8 million, or four cents per share, associated with a tax refund. Third quarter 2001 results included favourable non-cash currency translation adjustments of $28 million, or 15 cents per share.

        The Company's net loss was $1,480 million, or $8.22 per share ($8.22 per share on a diluted basis) for the first nine months of 2002, compared with net earnings of $310 million, or $1.59 per share ($1.55 per share on a diluted basis), in the corresponding 2001 period. The results for the first nine months of 2002 included the previously announced non-cash after-tax asset impairment charges of $1,626 million, or $8.90 per share, to reduce the carrying value of the Voisey's Bay project and certain other assets, and unfavourable non-cash currency translation adjustments of $4 million, or two cents per share. For the first nine months of 2001, net earnings included an unusual non-cash deferred tax benefit of $173 million, or 95 cents per share, recorded in the second quarter of 2001, and the benefit of favourable non-cash currency translation adjustments of $36 million, or 20 cents per share.

        The following table summarizes the Company's results for the periods indicated:

	Three Months Ended		Nine Months Ended
Results Summary	September 30,		September 30,
(in millions except per share amounts)	2002	2001	2002	2001

Net sales	$ 536	$ 434	$ 1,633	$ 1,603
Operating earnings (loss)	141	53	(2,117)	286
Net earnings (loss)	91	33	(1,480)	310
Per common share
- basic	0.46	0.14	(8.22)	1.59
- diluted	0.45	0.14	(8.22)	1.55
Cash provided by operating activities	267	65	466	205

        Operating earnings for the third quarter of 2002, compared with the corresponding 2001 period, reflected significantly higher average realized prices for nickel and higher deliveries of platinum-group metals and Inco-source nickel, partially offset by lower realized prices for platinum-group metals.

        Operating earnings for the first nine months of 2002, compared with the corresponding 2001 period, reflected higher average realized prices for nickel, increased deliveries for Inco-source nickel and platinum-group metals and lower nickel unit cash cost of sales before by-product credits, partially offset by lower realized prices for platinum-group metals. Operating results for the first nine months of 2002 also included the previously announced pre-tax asset impairment charges of $2,415 million to reduce the carrying value of the Voisey's Bay project and certain other assets and unfavourable currency translation adjustments of $4 million. Operating results for the first nine months of 2001 included the benefit of favourable currency translation adjustments of $36 million.

Prices and Deliveries

        The following tables show the Company's average realized prices for nickel and copper and the London Metal Exchange ("LME") average cash prices for nickel and copper for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Inco Average Realized Prices	2002	2001	2002	2001

Nickel (1) - per tonne	$ 7,262	$ 6,169	$ 7,018	$ 6,842
- per pound	3.29	2.80	3.18	3.10
Copper - per tonne	1,575	1,552	1,636	1,721
- per pound	0.71	0.70	0.74	0.78

(1) Including intermediates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
LME Average Cash Prices	2002	2001	2002	2001

Nickel - per tonne	$ 6,837	$ 5,498	$ 6,664	$ 6,245
- per pound	3.10	2.49	3.02	2.83
Copper - per tonne	1,516	1,472	1,561	1,629
- per pound	0.69	0.67	0.71	0.74

        The Company's deliveries of primary metals for the periods indicated are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Deliveries	2002	2001	2002	2001

Nickel in all forms (tonnes)
- Inco-source	53,437	46,550	163,352	149,175
- Purchased	4,640	5,117	15,486	18,410

	58,077	51,667	178,838	167,585

Copper (tonnes)	19,852	22,896	82,564	87,936

Cobalt (tonnes)	338	296	1,098	1,095

		(in thousands)
Platinum-group metals (troy ounces)	116	91	327	309

Gold (troy ounces)	17	17	55	57

Silver (troy ounces)	380	270	1,210	1,130

        Nickel deliveries increased 12 per cent and 7 per cent in the third quarter and first nine months of 2002, respectively, compared with the corresponding periods for 2001, reflecting higher demand for the Company's products primarily by the stainless steel industry. Copper deliveries decreased 13 per cent and 6 per cent, respectively, in the third quarter and first nine months of 2002, compared with the corresponding 2001 periods, due to lower copper production attributable to efforts to improve productivity at certain production facilities at the Company's Ontario operations taking longer than anticipated to implement.

Production Data and Operating Expenses

        The following table sets forth production data for nickel, nickel unit cash cost of sales both before and after by-product credits for the periods indicated, and finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Production Data	2002	2001	2002	2001

Nickel in all forms (tonnes)	44,300	40,835	159,292	148,876

Nickel unit cash cost of sales before by-product credits
- per tonne	$ 3,704	$ 3,351	$ 3,351	$ 3,417
- per pound	1.68	1.52	1.52	1.55
Nickel unit cash cost of sales after by-product credits
- per tonne	$ 3,263	$ 3,108	$ 2,998	$ 2,778
- per pound	1.48	1.41	1.36	1.26

Finished nickel inventories at end of period (tonnes)	20,798	24,967	20,798	24,967

        Nickel production increased in the third quarter of 2002 relative to the corresponding period of 2001 primarily due to the previously announced decision to run the Company's Ontario operations in 2002 without any planned vacation shutdown. Nickel production for the third quarter of 2002 was affected by technical problems experienced at the Company's Manitoba operations in blending external feeds from Australia with Manitoba-derived feeds and maintenance and equipment problems at certain mines at the Company's Ontario operations. These maintenance and equipment problems experienced have been resolved and the Company's technical personnel have continued to work on possible solutions to the blending issue at the Manitoba operations, with a resolution currently anticipated to be implemented during the first half of 2003. The increase in nickel unit cash cost of sales before by-product credits in the third quarter of 2002, compared with the corresponding quarter of 2001, was primarily due to lower mine production at the Company's Manitoba operations, increased maintenance and overburden stripping costs at the Company's 59% owned Indonesian subsidiary, PT International Nickel Indonesia Tbk ("PT Inco"), and higher electrical energy costs at its Ontario operations. The increase in nickel unit cash cost of sales after by-product credits in the third quarter of 2002, compared with the corresponding 2001 period, was primarily due to the above-mentioned factors, partially offset by increased contributions from by-product credits, principally resulting from higher deliveries of platinum-group metals. It is currently expected that at least some of the principal factors which have caused these increases in nickel unit cash cost of sales before and after by-product credits in the third quarter of 2002 will continue to adversely affect such nickel unit costs into the fourth quarter of 2002 and into 2003. The Company also expects pension expense to continue to increase in 2003.

        Selling, general and administrative expenses increased by $13 million for the first nine months of 2002, compared with the 2001 corresponding period, primarily due to higher expenses related to new projects and higher legal fees relating primarily to certain outstanding tax matters and litigation. Other income of $27 million in the first nine months of 2002 included interest income of $14 million associated with a tax refund.

Interest Expense

        Interest expense for the third quarter and first nine months of 2002 was $12 million and $35 million, respectively, compared with $13 million and $46 million for the corresponding periods of 2001. The decreases were due to lower interest rates on floating rate debt in 2002 relative to 2001 and increased capitalized interest on debt incurred to finance the development of the Voisey's Bay and Goro projects. Given the recent underwritten public offerings of debt securities referred to under "Financial Condition" below, the Company expects that its interest expense will increase somewhat in future quarters, depending upon the amount of interest to be capitalized.

Income and Mining Taxes

        The Company's effective tax rate was 34.2 per cent and 31.1 per cent for the third quarter and first nine months of 2002, respectively. For the third quarter of 2002, the effective tax rate of 34.2 per cent was significantly higher than the effective tax rate of 11.9 per cent for the corresponding period of 2001 due to the impact of non-taxable currency translation gains which represented a higher proportion of net earnings in the third quarter of 2001. For the first nine months of 2001, income and mining taxes included an unusual deferred tax benefit of $173 million. Excluding this benefit, the effective tax rate of 31.1 per cent for the first nine months of 2002 was lower than the effective tax rate of 39.2 per cent for the corresponding period of 2001. The decrease was primarily due to the effect of the asset impairment charges, a portion of which was not deductible for tax purposes, certain non-deductible expenses and the effect of foreign tax rate differences.

Minority Interest

        Minority interest represents the respective minority shareholders' interests in the earnings of PT Inco, Inco TNC Limited and Jinco Nonferrous Metals Co., Ltd. The increase in minority interest in the third quarter of 2002, compared with the corresponding 2001 period, was primarily due to the higher earnings of PT Inco.

Cash Flows

        Cash flow generated from the Company's operating activities before changes in working capital was $155 million in the third quarter of 2002, up from $114 million in the corresponding 2001 period. Cash provided by operating activities after changes in working capital in the third quarter of 2002 was $267 million, up from $65 million in the corresponding quarter of 2001. Cash provided by the Company's operating activities in the first nine months of 2002 increased to $466 million from $205 million in the corresponding period of 2001. The increases were due to higher earnings before inclusion of the non-cash impairment charges, currency translation adjustments and an unusual deferred tax benefit and a decrease in working capital, principally reflecting an increase in income and mining taxes payable.

        Capital expenditures were $181 million and $338 million in the third quarter and first nine months of 2002, respectively, compared with $71 million and $163 million, respectively, in the corresponding 2001 periods. The increases during 2002 were primarily due to a planned increase in spending on the Company's Voisey's Bay and Goro projects.

        The Company completed on September 23, 2002 an underwritten public offering in the United States of $400 million aggregate principal amount of its 7.20 per cent debentures due 2032 (the "Debentures"). The net proceeds from this offering of Debentures of approximately $395 million, after underwriting commissions and other expenses, are being used to fund capital requirements to sustain the Company's existing operations and for general corporate purposes, which may include the purchase or redemption of the Company's outstanding securities (other than common shares) and funding capital expenditures for its development projects.

Financial Condition

        At September 30, 2002, the Company's cash and marketable securities were $1,188 million, up significantly from $306 million at December 31, 2001, reflecting the net proceeds received from the sales of the Debentures in September 2002 and $400 million aggregate principal amount of the Company's 7.75 per cent notes due 2012 in May 2002 and positive cash flow from operating activities. Total debt was $1,607 million at September 30, 2002, up from $840 million at December 31, 2001. Net debt as a per centage of net debt plus shareholders' equity was 10 per cent at September 30, 2002, up slightly from 9 per cent at December 31, 2001, reflecting the reduction in shareholders' equity as a result of the non-cash impairment charge recorded in the second quarter of 2002. Under Canadian GAAP, the LYON Notes issued by the Company in the first quarter of 2001 are classified as equity and not debt.

Liquidity

        Effective as of June 4, 2002, the Company renewed, without any material changes in terms and conditions, the terms of its bank credit facilities aggregating $625 million in total commitments, including one facility entered into by one of its United States subsidiaries which is guaranteed by the Company. During the third quarter of 2002, the Company entered into two additional bank credit facilities totalling $50 million in commitments. All of the renewed and new facilities are provided by a group of banks under separate agreements, the terms of which are substantially the same. Except for three facilities totalling $100 million in commitments, the renewed facilities include revolving commitments of from 364 days to up to five years, in each case commencing from June 4, 2002, with the revolving period for the new facilities commencing from August 28, 2002 but then having the same dates as the renewed facilities with respect to when the revolving commitments would end. The other three facilities totalling $100 million in commitments have only revolving periods which expire either in June 2005 or June 2006. The revolving period of each of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The facilities provide that, so long as advances are outstanding, the Company will be required to maintain (i) a ratio of Consolidated Indebtedness to Tangible Net Worth, as defined thereunder, not to exceed 50:50 and (ii) Tangible Net Worth, as defined, of not less than $1,500 million. Taking into account the non-cash asset impairment charge referred to above, the Company's Tangible Net Worth was $3.3 billion as of September 30, 2002 and the ratio of Consolidated Indebtedness to Tangible Net Worth was approximately 30:70.

        The Company has had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the current values of the assets in those plans subject to provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, the Company currently estimates that it would, in accordance with applicable legislation or regulations, be required to increase its contributions to such plans from 2001 and 2002 levels by an amount in the range of $50 to $75 million in 2003 and for two or more additional years. The actual increase in such contributions will be determined in accordance with such legislation and regulations and will reflect the value of the assets in such plans, in each case as of year-end 2002. Based upon applicable accounting requirements relating to the Company's pension expenses for these plans, the Company currently expects that such expenses could increase from 2002 levels by in the range of $15 to $25 million in 2003 and for two or more additional years. The Company continues to evaluate how it will comply with these legislative and regulatory requirements applicable to such contributions.

Update on Goro and Voisey’s Bay Projects

(a)        Voisey's Bay

        During the quarter, the Company moved forward on a number of key aspects of its Voisey's Bay project. As part of the $35 million in expenditures relating to the project to be made in the Province of Newfoundland and Labrador over the July 2002 - March 2003 period, infrastructure work at the concentrator site in Labrador has continued, with construction of an access road and a temporary dock and runway nearing completion.

        In early October 2002, the Company signed definitive agreements with the Government of Newfoundland and Labrador intended to implement the non-binding Statement of Principles entered into in June 2002 covering the development of the Voisey's Bay project. Consistent with the terms and provisions of the Statement of Principles, the definitive agreements set forth the terms for the development of the mine and concentrator at Voisey's Bay, the research and development program focusing on hydrometallurgical processing technology, the industrial and employment benefits program for the Voisey's Bay project, the timetable for the start and completion of the principal stages of the project, and the other key parts and requirements covering the overall development of the Voisey's Bay project. Under the terms of these definitive agreements, certain provisions become effective immediately. The next steps to be met by the end of March 2003 for these agreements to become effective overall include, as provided for by their terms, completing a bankable feasibility study for the mine and concentrator and related facilities and Inco securing acceptable financing arrangements for the project. SNC Lavalin has been retained by Inco to complete the feasibility study. It is currently expected that this study, to be completed in the next few months, will provide an update on capital cost estimates for the project. Certain of the other previously identified conditions to be met before the Voisey's Bay project could proceed, including the execution of Impacts and Benefits Agreements with the Labrador Inuit Association and Innu Nation, were met during the past three months.

(b)        Goro

        In early September 2002, the Company's 85 per cent owned Goro nickel-cobalt project in the French Overseas Territory of New Caledonia experienced temporary labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, the decision was made to curtail certain activities at the project's site to enable the project company, Goro Nickel S.A., contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. A number of procedures have been put in place and the Company and Goro Nickel S.A. are currently in the process of implementing a phased resumption of certain activities. The Company and Goro Nickel S.A. also initiated an update of the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, schedule and organization. Work on certain critical parts of the project, including engineering, has continued during this update process. At the current stage of project procurement and engineering, the project's current capital cost estimate of $1,450 million could increase by about 15 per cent. The Company expects to continue to evaluate opportunities to reduce the project's capital costs by having third parties construct, own, and operate certain facilities required for the project. It is currently estimated that this update process, including an updated capital cost estimate, will be completed by early 2003. This process is also currently expected to result in an updated project schedule where initial production could be delayed by a few months or until early 2005.

        With respect to the necessary financing arrangements for the Goro project, the Company and Goro Nickel S.A. have been negotiating the final terms of the Paul (formerly Pons) Act financing currently expected to be extended under this legislation by the French government by the end of 2002 and the definitive agreements to have a Japanese consortium to be led by Sumitomo Metal Mining Co., Ltd. acquire a 25 per cent interest in Goro. These definitive agreements, currently expected to be completed by late 2002, are expected to include certain conditions to their effectiveness, including having the consortium arrange the required financing for the acquisition of its interest in Goro and its ongoing investment in the project. During the quarter, the Company entered into a letter of intent to purchase the 15 per cent interest in the Goro project held by a French government agency, Bureau de Recherches Geologiques et Minieres.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Other risks

        The Company reviews and evaluates its property, plant and equipment and other assets for impairment when events or changes in economic and other circumstances indicate that the carrying value of such assets may not be recoverable. The net recoverable value of a capital asset is calculated by estimating undiscounted future net cash flows from the asset together with the asset's residual value. Future net cash flows are developed using assumptions that reflect the Company's planned course of action for an asset given the Company's best estimate of the most probable set of economic conditions.

        Evaluation of the future cash flows from major development projects such as the Voisey's Bay and Goro projects entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metals prices, estimates of the ultimate size of the deposits, ore grades and recoverability, timing of commercial production, commercial viability of new technological processes, production volumes, operating and capital costs, and foreign currency exchange rates. Inherent in these assumptions are significant risks and uncertainties.

        The uncertain political situation in Indonesia could adversely affect PT Inco's ability to operate and, accordingly, the Company's business, results of operations, financial condition and prospects. The possible transition of the French Overseas Territory of New Caledonia to independence in the future could adversely affect the Goro nickel-cobalt project.

Item 4.   Controls and Procedures

        (a) Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

        (b) No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation referred to in (a) above.

Cautionary notice regarding forward-looking statements

        Certain statements contained in this Report on Form 10-Q are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934). Examples of such statements include, but are not limited to, statements concerning: (i) the Company's costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (ii) premiums realized over London Metal Exchange cash prices; and (iii) the enactment or completion of the necessary tax legislation, feasibility studies, financing plans and arrangements and other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain development projects, including the Goro and Voisey's Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond the Company's ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and the Company's other metals products, market competition and the Company's production and other costs, (b) political unrest or instability in countries such as Indonesia and (c) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables and capital costs, and the financing plans and arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, the Company's development projects.

PART II – OTHER INFORMATION

Item 5.   Other Information

Dividends

        On July 23, 2002, the Board of Directors of the Company declared a dividend of $0.6875 per share in respect of the Company's 5.5% Convertible Redeemable Preferred Shares Series E, payable September 3, 2002 for the quarter ended August 31, 2002 to shareholders of record on August 6, 2002.

        On October 22, 2002, the Board of Directors of the Company declared a dividend of $0.6875 per share in respect of the Company's 5.5% Convertible Redeemable Preferred Shares Series E, payable December 2, 2002 for the quarter ending November 30, 2002 to shareholders of record on November 4, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibits

        None

(b)        Reports on Form 8-K

        Current Report on Form 8-K dated July 23, 2002.

        Current Report on Form 8-K dated August 7, 2002

        Current Report on Form 8-K dated August 13, 2002

        Current Report on Form 8-K dated October 7, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED

Date: October 29, 2002	By /s/ S. F. Feiner
S. F. Feiner
Executive Vice-President,
General Counsel and Secretary

Date: October 29, 2002	By /s/ R. A. Lehtovaara
R. A. Lehtovaara
Vice-President and
Comptroller

CERTIFICATIONS

I, S.M. Hand, Chairman and Chief Executive Officer (Principal Executive Officer) of Inco Limited, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Inco Limited (the "registrant") for the quarter ended September 30, 2002;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ S.M. Hand
S.M. Hand
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, F.S. Hakimi, Executive Vice-President and Chief Financial Officer (Principal Financial Officer) of Inco Limited, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Inco Limited (the "registrant") for the quarter ended September 30, 2002;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ F.S. Hakimi
F.S. Hakimi
Executive Vice-President and Chief Financial Officer
(Principal Executive Officer)