Form 10-K
INCO LTD
filed 2003-03-25
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:            December 31, 2002
Commission File Number 1-1143

INCO LIMITED

(Name of Registrant as specified in its charter)

Canada (Jurisdiction of incorporation)	98-0000676 (I.R.S. Employer Identification No.)

145 KING STREET WEST, SUITE 1500
TORONTO, ONTARIO, CANADA M5H 4B7

                                                                                   (Postal Code)
(Address of principal executive offices)

(416) 361-7511
(Telephone number)

        Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”):

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares
5.5% Convertible Redeemable Preferred Shares Series E
5.75% Convertible Debentures due 2004
7.75% Convertible Debentures due 2003 - 2016
Stock Purchase Rights
Common Share Purchase Warrants
New York Stock Exchange* New York Stock Exchange‡ New York Stock Exchange New York Stock Exchange New York Stock Exchange‡ New York Stock Exchange‡

        The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         The Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).
        As of February 10, 2003, the aggregate market value, based upon the closing sale price of the Common Shares and 5.5% Convertible Redeemable Preferred Shares Series E (“Series E Preferred Shares”) on the New York Stock Exchange, of the Registrant’s voting shares (Common Shares and Series E Preferred Shares) held by non-affiliates equaled $4,253 million.§
        As of February 10, 2003, 183,481,450 Common Shares (including non-voting fractional interests aggregating 5,891 Common Shares) and 9,439,600 Series E Preferred Shares of the Registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s proxy circular and statement dated February 10, 2003 for the 2003 Annual Meeting of Shareholders of the Registrant are incorporated by reference in Part III of this Report to the extent set forth in Items 10, 11 and 12 hereof.

* In addition, the Common Shares are listed on the Toronto and London stock exchanges and are traded on certain other exchanges principally through independent arrangements made by securities dealers.

‡ In addition, the Series E Preferred Shares, the Stock Purchase Rights and the Common Share Purchase Warrants are listed on the Toronto Stock Exchange.

§ Unless otherwise stated, all dollar amounts in this Report are expressed in United States currency.

INDEX TO INCO LIMITED
2002 ANNUAL REPORT ON FORM 10-K

UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS IN THIS REPORTARE
EXPRESSED IN UNITED STATES CURRENCY

PART I

1. and 2. Business and Properties of Inco Limited	1
Introduction	1
Availability of Documents	2
Cautionary Statement Regarding Forward-Looking Statement	2
Description of Business	3
Sales	3
Deliveries	4
Prices	4
Nickel	4
Copper	5
Other Metals	6
Operating Results	6
Customers	6
Competitors	7
Inventories	7
Unit Costs	7
Business Segment Information	8
Nickel	9
Applications for Nickel	9
Historical Review of the Nickel Industry; Recent Industry Conditions	10
Participants in the Nickel Industry	14
Inco's Position in the Nickel Industry	15
Inco Special Products	16
Copper	16
Other Primary Metals and Related Products	17
Mining and Production	18
General	18
Capital Expenditures	21
Mining	22
Concentrating, Smelting and Refining	23
Ore Reserves and Mining Rights in Canada	24
PT International Nickel Indonesia Tbk	27
General	27
Contract of Work Extension and Expansion of Facilities	28
Operations	29
Sales	31
Goro Nickel S.A	31
Voisey's Bay Nickel Company Limited	34
Voisey's Bay Deposit	34
Environmental Review Process	34
Negotiations with Aboriginal Groups	35
Negotiations with the Provincial Government	36
Project Phases	37
Asset Impairment Charge	38
Redemption of Class VBN Shares	39
Exmibal	39
Exploration and Project Development	39
Research and Development	43
Metals Recycling	44
Environment, Health and Safety	44
SO2 Emissions	45

i

Sudbury	45
Thompson	46
Port Colborne and Sudbury Soils	46
Port Colborne	46
Sudbury	49
Decommissioning and Reclamation	49
Revegetation Programs	50
PT Inco	50
Future Removal and Site Restoration; Closure and Post-Closure Plans	51
Health and Safety	53
MITE Research Network	53
Diesel Particulate Matter	54
WSIB Occupational Disease Policies	54
Worker Safety	55
Regulation of Nickel and Other Nonferrous Metals	56
Occupational Exposure Limits (OELs) in Canada	56
Occupational Exposure Limits (OELs) in the U.S. and the U.K	57
U.S. Regulatory Actions	57
Canadian Environmental Protection Act	58
California Regulatory Actions	59
Right-to-Know Legislation	60
Harmonization of Classification and Labeling of Chemicals	60
European Union Actions	60
WHO Drinking Water Guidelines	63
Other Environmental Control Regulations	63
Environment, Health and Safety Audits	64
Life Cycle Inventory Project	64
Environmental and Health Management Systems	65
Employees	65
Miscellaneous Investments	65
Other Information	66
Shareholder Rights Plan	66
3. Legal Proceedings	67
4. Submission of Matters to a Vote of Security Holders	67
Executive Officers of Inco Limited	68

PART II

5. Markets for Inco Limited's Common Shares and Related Shareholder Matters	70
Common Shares	70
Market Information	70
Holders of Common Shares	70
Dividends	70
Common Share Purchase Warrants	71
Other Information	72
Class VBN Shares	72
Series E Preferred Shares	72
Certain Provisions of the Preferred Shares as a Class	72
Issuable in Series	72
Priority	73
Creation and Issue of Additional Preferred Shares	73
Class Voting Rights	73
Modification	73
Certain Provisions of the Series E Preferred Shares as a Series	73
Dividends	74
Optional and Mandatory Redemption	74
Conversion	74
Series Voting Rights	74
Restrictions on Dividends and Exchange or Other Retirement of Shares and
Issuance of Senior Shares	75

Securities Authorized for Issuance Under Equity Compensation Plans	75
Other Information	76
6. Selected Financial Data	77
7. Management's Discussion and Analysis of Financial Condition and Results of Operations	79
Nature of Business	79
Nickel Market Overview	79
2002	80
2001	81
Results of Operations	82
2002 Compared with 2001	82
Earnings Summary	82
Net Sales	82
Realized Prices	83
Deliveries and Net Sales by Product	84
Costs and Expense/Other Income	84
Cost of Sales and Operating Expenses	84
Depreciation and Depletion	85
Selling, General and Administrative	85
Research and Development	85
Exploration	85
Currency Translation Adjustments	85
Asset Impairment Charges	85
Goro Project Suspension Costs	86
Interest Expense	86
Other Income, Net	86
Income and Mining Taxes	87
Minority Interest	87
Nickel Production	87
Copper Production	87
Nickel Unit Production Costs	87
Energy Cost Advantages	88
2001 Compared with 2000	88
Earnings Summary	88
Net Sales	88
Cost of Sales and Operating Expenses	89
Depreciation and Depletion	89
Selling, General and Administrative	89
Research and Development	89
Exploration	89
Currency Translation Adjustments	89
Interest Expense	89
Other Income, Net	90
Income and Mining Taxes	90
Minority Interest	90
Nickel Production	90
Copper Production	90
Nickel Unit Production Costs	90
Cash Flows, Liquidity and Capital Resources	91
2002 Compared with 2001	91
Operating Activities	91
Investing Activities	91
Financing Activities	91
Long-term Contractual Obligations and Commercial Commitments	94
Off-Balance Sheet Financing Arrangements	94
2001 Compared with 2000	95
Operating Activities	95
Investing Activities	95
Financing Activities	95
Risks and Uncertainties	95
Market Risk	96

Metals and Commodities Risk	96
Foreign Exchange Risk	97
Interest Rate Risk	98
Counterparty Risk	98
Sensitivities	98
Environmental Risk	99
Other Risks and Uncertainties	101
PT Inco	101
Risks Associated with, and Importance of, Future Low-Cost Nickel Projects	102
Uncertainty of Production and Capital and Other Cost Estimates	103
Governmental Regulations	104
Capital Requirements and Operating Risks	104
Labour Relations	105
Uncertainty of Ore Reserve Estimates	105
Critical Accounting Policies	105
Property, Plant and Equipment	106
Income and Mining Taxes	106
Post-Retirement Benefits	106
Accounting Changes in 2001	106
Accounting Changes in 2002	107
Accounting Changes in 2003	108
Accounting Changes in 2004	108
Other Information	108
Outlook	108
Goro Project	108
Voisey's Bay Project	110
Existing Operations	110
2003 Planned Capital Expenditures, Production and Nickel Unit Cash Cost of Sales	111
Nickel Market Conditions	112
Issuances of Convertible Debentures in March 2003	112
7A. Quantitative and Qualitative Disclosures About Market Risk	113
Market Risk	113
Metals and Other Commodities Price Risk	113
Foreign Exchange Risk	115
Interest Rate Risk	116
Sensitivities	116
Risk of Non-Performance Associated with Derivative Contracts	118
Forward-Looking Statements	118
8. Financial Statements and Supplementary Data	119
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	158

PART III

10. Directors and Executive Officers of Inco Limited	159
11. Executive Compensation	159
12. Security Ownership of Certain Beneficial Owners and Management	159
Security Ownership of Certain Beneficial Owners and Management	159
Changes in Control	159
13. Certain Relationships and Related Transactions	159
14. Controls and Procedures	159

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	160
Signatures	162
Certifications	164
Consent of Independent Accountants	166

PART I

Items 1. and 2. Business and Properties of Inco Limited

Introduction

        Inco Limited (“Inco”, the “Company”, “we” or “us”) was incorporated in 1916 under the laws of Canada, succeeding a business established in 1902. In 1979, the Company was continued by articles of continuance under the Canada Business Corporations Act and is governed by that Act. The Company’s executive offices are located at 145 King Street West, Suite 1500, Toronto, Ontario, Canada M5H 4B7. Unless the context otherwise requires, all references in this Report to “Inco” or the “Company” include all of its consolidated subsidiaries, unincorporated units and divisions.

        Inco is one of the world’s premier mining and metals companies. The Company is a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The Company is also an important producer of copper, precious metals and cobalt and produces sulphuric acid and liquid sulphur dioxide as by-products from its processing operations at Sudbury, Ontario. The Company’s principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which the Company has an equity interest of 59 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. The Company has additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. The Company also has interests in nickel refining capacity in the following Asian countries: in Japan, through contractual arrangements with Inco TNC Limited (“ITL”), in which the Company has an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation (“Taiwan Nickel”), in which the Company has an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation (“Korea Nickel”), in which the Company has an equity interest of 25 per cent. The Company also has a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd. (“Jinco”), a company which produces nickel salts for plating and other applications at a plant near Shanghai in the People’s Republic of China (“China”).

        Inco is currently developing two major new or “greenfield” projects, its 85 per cent-owned Goro nickel-cobalt project in the French overseas territorial community (Collectivité territoriale) of New Caledonia (“New Caledonia”) and its wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador.

        Through its wholly-owned subsidiary, Inco S.A., Inco owns an 85 per cent equity interest in Goro Nickel S.A. (“Goro Nickel”), the Goro project company which holds a number of concessions covering nickel-cobalt properties in New Caledonia. In April 2001, the Company announced that it planned to proceed with the construction of a commercial nickel-cobalt project in the south province of New Caledonia to supply nickel to stainless steel customers in South Korea, Taiwan and eventually China and cobalt products to certain markets. This project represents a fully integrated mining and processing facility with a planned annual production capacity of approximately 55,000 tonnes of nickel and 4,500 tonnes of cobalt. During 2002, the Company continued to proceed with the commercial development of the Goro project. In September 2002, the Company initiated an update process covering a number of key aspects of the Goro project, including the capital cost estimate and schedule. In early December 2002, the Company announced a plan to undertake a significantly more comprehensive review of the project following the receipt of information from the engineering firms providing engineering, procurement and construction management services to the project which, if confirmed, would indicate an increase in the capital cost estimate for the project in the range of 30 to 45 per cent above the project’s then current capital cost estimate of $1,450 million. As a result of the temporary suspension of certain development activities and other actions taken by December 31, 2002 during this review process, the Company recorded a pre-tax charge of $25 million in the fourth quarter of 2002 relating to the Goro project. This charge included $62 million (i) relating to the cancellation or termination of certain outstanding contractual obligations, (ii) to accrue for certain demobilization costs and (iii) to reduce the carrying value of certain assets relating to the project, partially offset by currency hedging gains of $37 million on certain forward currency contracts which were closed out in early January 2003. For further information on this review and other aspects of the Goro project, see “Goro Nickel S.A.” below.

        Inco holds a 100 per cent equity interest in the Voisey’s Bay nickel-copper-cobalt deposit in the Province of Newfoundland and Labrador through its wholly-owned subsidiary, Voisey’s Bay Nickel Company Limited (“VBNC”). During 2002 the Company reached agreements with key stakeholders to enable the commercial development of the Voisey’s Bay nickel-copper-cobalt deposits in Labrador to proceed. On July 29, 2002, Impacts and Benefits Agreements were entered into with the Labrador Inuit Association and Innu Nation and on October 7, 2002 definitive agreements were entered into with the Province of Newfoundland and Labrador to implement the terms of a non-binding statement of principles which had been entered into on June 11, 2002 covering the commercial development of the Voisey’s Bay deposits. As a result of a review of the net carrying value of the Voisey’s Bay project which was announced on June 11, 2002, the Company recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002 to reduce the $3,753 million net carrying value of the Voisey’s Bay project to $2,201 million. For further information on the Voisey’s Bay project and related matters, see “Voisey’s Bay Nickel Company Limited” below.

        Inco’s properties are described under “Description of Business” below.

        The information in this Report is as of December 31, 2002 except where an earlier or later date is expressly indicated. Nothing included herein should be considered as implying that any information is correct as of any date other than December 31, 2002, except as otherwise expressly stated.

Availability of Documents

        Inco’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to such reports, are available free of charge on the Company’s website, inco.com, as soon as reasonably practicable after such reports are electronically filed with the Securities Exchange Commission. Information contained in or otherwise accessed through the Company’s website does not form part of this Report. All such references to the Company’s website are inactive textual references only.

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934). Examples of such statements include, but are not limited to, statements concerning: (1) the price volatility for nickel and other primary metal products produced by the Company; (2) the long-term demand for and supply of nickel, copper and other metals as well as the availability of, and prices for, intermediates containing nickel purchased by the Company, and nickel-containing stainless steel scrap and other substitutes for primary nickel; (3) the premiums realized by the Company over London Metal Exchange (“LME”) cash prices and the sensitivity of the Company’s results of operations to changes in metals prices, prices of commodities used in its operations and interest rates; (4) the Company’s strategies and plans; (5) the Company’s interest and other expenses; (6) the Company’s energy, pension and other costs; (7) the Company’s position as a low-cost producer of nickel; (8) the Company’s debt-equity ratio and tangible net worth; (9) the political unrest or instability in countries such as Indonesia and its impact on the Company’s Indonesian subsidiary, PT Inco, and political developments in other countries in which the Company operates and elsewhere; (10) the completion and results of a comprehensive review of the capital cost, scope, schedule and other key aspects of the Goro project and the results of the bankable feasibility study for the Voisey’s Bay project (for a discussion of the results of the bankable feasibility study, see “Voisey’s Bay Nickel Company Limited – Project Phases” below); (11) the timing of the start of production and the costs of construction with respect to, the issuance of the necessary permits and other authorizations required for, engineering and construction timetables for, and the necessary financing plans and arrangements for, and partner or similar investment and other agreements or arrangements associated with, the Goro and Voisey’s Bay projects; (12) the Company’s estimates of the quantity and quality of its ore reserves; (13) planned capital expenditures; (14) the Company’s costs of production and production levels, including the costs and potential impact of complying with existing and proposed environmental laws and regulations and net reductions in environmental emissions; (15) the impact of changes in Canadian dollar-U.S. dollar and other exchange rates on the Company’s costs and the results of its operations; (16) the Company’s sales of specialty nickel products; (17) the Company’s cost reduction and other financial and operating objectives; (18) the commercial viability of new production processes and process changes; (19) the Company’s productivity, exploration and research and development initiatives as well as environmental, health and safety initiatives; (20) the negotiation of collective agreements with its unionized employees; (21) the Company’s sales organization and personnel requirements; (22) business and economic conditions; and (23) the enforceability of certain liabilities. Inherent in forward-looking statements are risks and uncertainties well beyond the Company’s ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report. Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) business and economic conditions, including exchange rates and energy, pension and other costs and other anticipated and unanticipated costs; (b) the supply and demand for, deliveries of, and the level and volatility of prices of, nickel, copper, cobalt and the Company’s primary and other metals products, purchased intermediates and nickel-containing stainless steel scrap and other substitutes and competing products for the primary nickel and other metal products the Company produces; (c) the timing of the receipt of regulatory and governmental approvals for the Goro and Voisey’s Bay projects and other operations; (d) the availability of financing, including partner or other investment arrangements in the case of the Goro project, for the Company’s development projects on reasonable terms; (e) the Company’s costs of production and production and productivity levels, as well as those of the Company’s competitors; (f) engineering and construction timetables and capital and operating costs for the Goro and Voisey’s Bay projects; (g) market competition; (h) mining, processing, exploration and research and development activities; (i) the accuracy of ore reserve estimates; (j) premiums realized over LME cash and other benchmark prices; (d) tax benefits; (l) the resolution of environmental and other proceedings and the impact on the Company of various environmental regulations and initiatives; (m) political instability in Indonesia and other countries or locations in which the Company operates or otherwise; and (n) the Company’s ongoing relations with its employees at its operations throughout the world. The forward-looking statements included in this Report represent the Company’s views as of the date of this Report. While the Company anticipates that subsequent events and developments may cause the Company’s views to change, the Company specifically disclaims any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Report.

Description of Business

Sales

        The following table shows the Company’s net sales to customers for the three years ended December 31, 2002:

	2002	2001 (IN MILLIONS)	2000
Primary nickel	$1,654	$1,488	$2,336
Copper	184	195	225
Precious metals (1)	238	292	249
Cobalt	24	34	42
Other (2)	61	57	65

Net sales to customers	$2,161	$2,066	$2,917

(1)	Excludes toll-refined materials.
(2)	Representing principally sales of sulphuric acid, liquid sulphur dioxide, miscellaneous primary metals products and reprocessed waste materials.

Deliveries

        The following table shows deliveries of the Company’s principal primary metals and related products for the three years ended December 31, 2002:

	2002	2001	2000
Nickel, including intermediates (1) (tonnes) (2)	231,590	230,049	259,374
Copper (3) (tonnes)	113,116	116,751	118,025
Cobalt (tonnes)	1,582	1,454	1,422
Platinum (4) (troy ounces, in thousands)	189	177	153
Palladium (4) (troy ounces, in thousands)	225	206	171
Rhodium (4) (troy ounces, in thousands)	13	13	13
Ruthenium (4) (troy ounces, in thousands)	1	4	1
Iridium (4) (troy ounces, in thousands)	3	5	4
Gold (4) (troy ounces, in thousands)	71	76	65
Silver (4) (troy ounces, in thousands)	1,570	1,540	1,360
Sulphuric acid and liquid sulphur dioxide (tonnes)	732,000	696,000	578,000

(1)	Includes 19,343 tonnes in 2002, 22,978 tonnes in 2001 and 60,277 tonnes in 2000 purchased by the Company.
(2)	A tonne is a metric unit equal to approximately 2,204.6 pounds.
(3)	Includes 3,097 tonnes in 2002 and 2,685 tonnes in 2000 purchased by the Company.
(4)	Excludes toll-refined materials.

Prices

      Nickel

        Inco’s nickel price realizations tend to lag London Metal Exchange (“LME”) cash nickel price movements due primarily to the terms of the Company’s contractual sales arrangements with certain of its customers. The LME, a physical market where various metals, including nickel, can be bought or sold for prompt or future delivery, is the principal terminal market in the world for nickel meeting certain specifications. The Company realizes a premium over prevailing LME cash prices for its nickel powders and other value-added products, as discussed under “Inco Special Products” below.

        The Company’s average realized price for its primary nickel products, including intermediates and purchased products, was $7,143 per tonne ($3.24 per pound) in 2002, representing a 10 per cent increase from the average price of $6,468 per tonne ($2.93 per pound) realized in 2001. The 2001 average price was 28 per cent lower that the average price of $9,007 per tonne ($4.09 per pound) realized in 2000.

        The Company’s price realizations for its nickel and other primary metals products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for its products in the marketplace relative to the supply available from the Company and its competitors, including for this purpose similar primary metals materials in various producer, merchant and consumer inventories, inventories of secondary or scrap materials containing nickel and other metals in usable or recyclable form, and supplies of other materials which may compete as substitutes. Of particular importance is the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel. The scrap ratio, or that portion of total nickel units consumed in the form of nickel-containing stainless steel scrap by stainless steel producers in the Western World1-plus-China, was 45 per cent in 2002, compared with 47 per cent in 2001 and 48 per cent in 2000. The applications for nickel and variations in demand for and supply of nickel are discussed under “Nickel” below.

        For information on the Company’s hedging transactions relating to nickel, see “Metals and Other Commodities Price Risk” under Item 7A of this Report and Notes 1, 19 and 22(d) to the financial statements under Item 8 of this Report.

        1 “Western World” is defined as the world excluding the former East Bloc countries (as defined in Note 4 below).

        The average prices, per tonne and per pound, realized by Inco for its primary nickel products, including intermediates and purchased products, for the five years ended December 31, 2002, are shown in the following table:

Year		NICKEL
		($ PER TONNE) ($ PER POUND)
1998		5,291	2.40
1999		6,415	2.91
2000		9,007	4.09
2001		6,468	2.93
2002	First Quarter	6,482	2.94
	Second Quarter	7,296	3.31
	Third Quarter	7,262	3.29
	Fourth Quarter	7,565	3.43
	Year	7,143	3.24

      Copper

        The Company’s average realized price for copper was $1,629 per tonne ($0.74 per pound) in 2002, representing a decrease of two per cent from the average price of $1,668 per tonne ($0.76 per pound) realized in 2001. The 2001 average realized price was 13 per cent lower than the average price of $1,908 per tonne ($0.87 per pound) realized in 2000.

        The average prices, per tonne and per pound, realized by the Company for copper, including purchased products, for the five years ended December 31, 2002, are shown in the following table:

Year		COPPER
		($ PER TONNE) ($ PER POUND)
1998		1,852	0.84
1999		1,631	0.74
2000		1,908	0.87
2001		1,668	0.76
2002	First Quarter	1,639	0.74
	Second Quarter	1,673	0.76
	Third Quarter	1,575	0.71
	Fourth Quarter	1,610	0.73
	Year	1,629	0.74

      Other Metals

        The average prices realized by the Company for cobalt, the principal platinum-group metals (platinum, palladium and rhodium), gold and silver, all of which are produced primarily from the Company’s Ontario ores, for the five years ended December 31, 2002, are shown in the following table:

YEAR	COBALT	PLATINUM	PALLADIUM	RHODIUM	GOLD	SILVER
	($ PER TONNE) ___________________($ PER TROY OUNCE)_______________________________
1998	44,577	373.77	290.25	600.24	294.89	5.54
1999	30,556	377.59	359.80	888.33	280.69	5.29
2000	29,475	541.55	670.04	1,930.63	278.91	4.99
2001	23,216	541.27	711.32	1,475.85	270.50	4.40
2002	15,124	545.92	419.70	804.59	309.17	4.58

        For information on the Company’s hedging transactions relating to these metals, see “Metals and Other Commodities Price Risk” under Item 7A of this Report and Notes 1, 19 and 22(d) to the financial statements under Item 8 of this Report.

Operating Results

        The Company’s operating results comprise earnings or loss before income and mining taxes, interest expense, other income or expenses, and minority interest.

        Including the non-cash pre-tax asset impairment charges of $2,415 million to reduce the carrying value of the Voisey’s Bay project and certain other assets and the pre-tax charge of $25 million relating to the suspension of certain development activities resulting from the review of the Goro project, the Company incurred an operating loss of $2,093 million in 2002, compared with operating earnings of $274 million in 2001 and $743 million in 2000. The principal factors affecting the Company’s operating results are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report. In addition, the discussion and table under “Sensitivities” under such Item 7 illustrate, based on the Company’s estimates as of year-end 2002 of its anticipated 2003 deliveries, the sensitivity of the Company’s basic net earnings per Common Share to changes in certain realized prices for its products and other prices and exchange rates.

Customers

        As in recent years, sales of the Company’s primary metals products in 2002 were concentrated in the United States, Europe, Japan, other countries in Asia, and Canada, with sales of nickel to customers in Asia representing about 60 per cent of the Company’s total nickel sales revenues for 2002. For further information, see “Inco’s Position in the Nickel Industry” below.

        The only non-affiliated customer which accounted for more than five per cent of Inco’s nickel deliveries in 2002 was Special Metals Corporation (“SMC”), which purchased Inco’s alloys business in 1998. SMC’s purchases under two supply contracts entered into in connection with the purchase of Inco’s alloys business accounted for approximately six per cent of Inco’s total nickel deliveries for 2002, compared with approximately eight per cent in 2001 and approximately seven per cent in 2000. In 2002, there were no non-affiliated customers of the Company that accounted for more than five per cent of total net sales; in each of 2001 and 2000, SMC accounted for approximately six per cent of the Company’s total net sales. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report, the Company recorded certain non-cash asset impairment charges in 2002 associated with certain receivables and other assets relating to this customer given its filing for bankruptcy protection in the U.S. in late March 2002. See “Nickel”, “Copper” and “Other Primary Metals and Related Products” below for additional information on the Company’s customers.

Competitors

        A discussion of the competitive conditions in the nickel industry appears under “Nickel” below. Competitive conditions with respect to the Company’s other primary metals and related products are discussed under “Copper” and “Other Primary Metals and Related Products” below.

Inventories

        The Company’s general practice is to sell its principal primary metals products at the time of production and not to hold inventories except as necessary to meet its current sales requirements. Inco’s finished nickel inventories at the end of each of the five years ended December 31, 2002 are shown in the following table:

YEAR-END	INCO’S FINISHED NICKEL (IN TONNES)
1998	27,347
1999	24,333
2000	26,582
2001	26,517
2002	23,126

        The Company’s year-end 2002 inventories of finished nickel represented the lowest year-end level since 1994.

Unit Costs

        The Company’s operating results, in addition to being affected by worldwide market conditions, are influenced by changes in production costs. Unit production costs for nickel and copper are affected principally by the level of costs and expenses, average ore grades, production and productivity. Nickel unit production costs represent the total of all cash costs (such as wages and benefits, including pension and other post-retirement benefits, energy, supplies and services) and non-cash costs (such as depreciation and depletion) incurred by the Company to produce a unit of nickel. These costs were slightly higher in 2002 relative to 2001 and 2000.

        The Company’s nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of credits for by-products sold, increased slightly to $3,483 per tonne ($1.58 per pound) in 2002 from $3,439 per tonne ($1.56 per pound) in 2001. This increase was due to higher operating expenses, principally employment, services and supplies expenses, partially offset by lower energy costs at PT Inco due to lower consumption of and prices for fuel oil. In 2001, the Company’s nickel unit cash cost of sales before by-product credits increased by five per cent compared with 2000, principally due to higher operating expenses, partially offset by the favourable effect of the lower Canadian dollar, relative to the U.S. dollar, on production costs.

        The Company’s nickel unit cash cost of sales after by-product credits, representing a calculation equal to the total of all cash costs incurred by the Company to produce a unit of nickel after the deduction of credits for by-products sold, increased by seven per cent in 2002 to $3,197 per tonne ($1.45 per pound) from $2,976 per tonne ($1.35 per pound) in 2001, primarily due to lower realized prices for palladium, copper and cobalt, and higher nickel unit cash cost of sales before by-product credits, partially offset by higher deliveries of precious metals. In 2001, the Company’s nickel unit cash cost of sales after by-product credits increased by 10 per cent compared with 2000, primarily due to higher nickel unit cash cost of sales before by-product credits and lower contributions from by-products, principally resulting from lower realized prices for copper and cobalt, partially offset by higher deliveries of precious metals.

        During 2002, particularly in the fourth quarter, the Company experienced upward pressures on certain costs. The sources of such pressures included (i) increased pension and energy costs and (ii) higher costs in the Manitoba operations where the Company has been seeking to address lower ore grades and lower mine production, more complex mining zones and certain technology issues associated with the blending of ores with relatively high magnesium oxide levels. Lower price realizations for the Company’s platinum-group metals products as the hedges covering such realizations which had been entered into in 2001 and 2002 expire and increased expenses associated with the Voisey’s Bay and Goro projects which are not being capitalized also adversely affected costs. In addition, the Company does not expect to maintain for at least the first nine months of 2003 the level of production of platinum-group metals achieved in 2002, thus limiting by-product credits in 2003 that offset some of these cost increases. The Company expects to implement various actions in 2003 focusing on its efforts to reduce costs.

        The Company’s nickel unit cash cost of sales, both before and after by-product credits, for the five years ended December 31, 2002, are shown in the following table:

YEAR	NICKEL UNIT CASH COST OF SALES BEFORE BY- PRODUCT CREDITS	NICKEL UNIT CASH COST OF SALES AFTER BY- PRODUCT CREDITS
	($ PER POUND)
1998	1.43	1.42
1999	1.29	1.26
2000	1.48	1.23
2001	1.56	1.35
2002	1.58	1.45

        Based upon the average exchange rate for the year, the Canadian dollar, the currency in which a substantial portion of the Company’s operating costs are incurred, declined by one per cent relative to the U.S. dollar in 2002. In 2001, the Canadian dollar declined by four per cent relative to the U.S. dollar. At December 31, 2002, the value of the Canadian dollar, relative to the U.S. dollar, was $0.634, compared with $0.628 at December 31, 2001 and $0.667 at December 31, 2000, and was $0.676 at March 19, 2003. At December 31, 2002, the Company had outstanding forward currency contracts to purchase Cdn.$20 million in 2003 at an average price of $0.643. These contracts were the only Canadian dollar currency hedges with respect to operating costs that the Company had outstanding at December 31, 2002. For a discussion of the effect of foreign currency exchange rates on the Company’s operating earnings, see “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of this Report.

        For information regarding the Company’s profit sharing and incentive arrangements and the Company’s collective agreements with its unionized employees, see “Employees” below.

Business Segment Information

        Inco’s business operations consist of its (i) finished products segment, which comprises the Company’s mining and processing operations in Ontario and Manitoba, the refining operations in the United Kingdom and its interests in refining operations in Japan and other Asian countries referred to on page 1 of this Report, and (ii) intermediates segment, which comprises PT Inco’s mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. For further information on the Company’s business segments by operating segment and geographic location, see Note 18 to the financial statements under Item 8 of this Report.

Nickel

      Applications for Nickel 2

        Nickel is a hard, malleable metal with a wide range of uses. Its principal characteristics include imparting strength and corrosion resistance in alloys. The following five general categories constitute the principal applications of nickel: the production of nickel-bearing or austenitic stainless steels, low-alloy steels, non-ferrous alloys, foundry industry castings and non-alloying uses. The Company’s nickel products represent what is known in the industry as “primary” nickel, a designation given to nickel produced principally from nickel ores. It is estimated that approximately 82 per cent of Western World-plus-China primary nickel consumption relates to its end use in austenitic stainless steel production and as an alloy with other metals. The other type of nickel used in industrial applications is known as “secondary” nickel, which is also referred to as recycled or scrap nickel. Secondary nickel units are recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete plant and equipment. In the recent past, secondary nickel has represented between 44 and 48 per cent of the total nickel used for austenitic stainless steels, with primary nickel accounting for between 52 and 56 per cent of such nickel use. These percentages can vary based upon relative prices, the availability of scrap and other factors.

        The nickel industry generally divides its primary nickel products into three categories: charge nickel products (products of various nickel purities produced in special forms for the stainless and low-alloy steel industries), melting nickel products (relatively pure metallic products for the non-ferrous metals and foundry industries) and plating nickel products (relatively pure metallic products in special shapes or cut to special sizes for the plating industry).

        The dominant use of primary nickel in the Western World-plus-China has continued to be in the production of nickel-bearing or austenitic stainless steels. Stainless steels, defined as iron-based alloys containing 10.5 per cent or more chromium, are typically identified by their metallurgical structure – austenitic, ferritic, martensitic, precipitation-hardening and duplex. Approximately 76 per cent of Western World-plus-China stainless steel production in recent years consists of austenitic, or nickel-bearing, grades. On average, austenitic stainless steels contain approximately eight to 10 per cent nickel. Nickel-bearing stainless steels are used throughout the industrialized world in a wide variety of applications ranging from consumer products to industrial process equipment, as well as for power generation and transportation equipment, kitchen appliances and hundreds of other applications where strength and corrosion resistance are required. Nickel use in nickel-bearing or austenitic stainless steels currently accounts for about 65 per cent of annual Western World-plus-China primary nickel consumption.

        A second, closely related, use of primary nickel is in low-alloy steels for construction and in structural, tool, high-strength and electrical steels. These steels are produced in greater volume than stainless steels but with a much lower nickel content, averaging less than one per cent nickel by weight. They account for about five per cent of annual Western World-plus-China primary nickel demand.

        The third category of nickel use is in non-ferrous alloys which, unlike the two categories of steel alloys noted above, contain little or no iron. These alloys, which are used in industrial process plants, marine engineering, coinage, electronics, and gas turbine engine components, as well as in other diverse products, account for approximately nine per cent of annual Western World-plus-China primary nickel demand.

        A fourth category is comprised of foundry industry castings, which consist of either iron alloys, steel alloys or non-ferrous alloys. These uses account for about three per cent of annual Western World-plus-China primary nickel demand and represent the balance of the approximately 82 per cent of primary nickel used to make stainless steels and nickel-containing alloys.

        The fifth category consists of various non-alloying uses of primary nickel. These uses account for the remaining 18 per cent of annual Western World-plus-China primary nickel demand, and include

2	Unless otherwise indicated, data in this Report on applications for nickel are limited to the Western World (as defined in Note 1 above) and China as these countries are the only countries for which such data are generally available.

electroplating (representing about seven per cent of primary nickel demand) and numerous applications of nickel powders, including Inco’s specialty nickel powder products described under “Inco Special Products” below. Many consumer durable goods, such as metal furniture, are nickel-chrome electroplated. Nickel powder applications are a relatively small but important nickel-consuming sector. Given the properties of nickel powders, applications include dissolving nickel into salts for plating and catalysts for the petrochemical industry, and use in nickel-cadmium and nickel-hydride rechargeable batteries, welding electrodes, metal sprays and specialized parts made by powder metallurgy.

        As indicated above, nickel used in stainless and low-alloy steel sectors account for approximately 70 per cent of annual Western World-plus-China primary nickel demand. In choosing primary nickel, these two sectors can generally use either charge nickel products or melting nickel products to satisfy their nickel requirements; however, they may also use secondary nickel units such as nickel-containing stainless steel scrap or other recycled nickel-containing material, with the selection being based largely on relative prices and availability of these materials. See “Prices – Nickel” above for a discussion of the percentages of nickel consumed as stainless steel scrap by stainless steel producers.

        Inco has been a member of the Nickel Development Institute (“NiDI”), a non-profit association which promotes applications for nickel, since NiDI was founded in 1984. NiDI sponsors numerous research and development projects, including projects aimed at promoting the use of nickel-containing stainless steels, broadening markets for nickel-containing alloys resistant to high and low temperatures, high pressures and corrosion, and seeking to ensure that sound science is used as the basis for regulatory developments relating to the production and use of nickel and nickel-containing products and the recycling or disposal of nickel-containing waste materials.

      Historical Review of the Nickel Industry; Recent Industry Conditions

        The Western World nickel market has been cyclical in nature over the past half-century given the correlation of nickel demand to industrial production.

        Primary nickel demand in the Western World grew significantly during the 1946-1974 period in response to postwar reconstruction, increased per capita incomes and the rapid growth of the stainless steel industry. Annual demand increased from approximately 136,100 tonnes in 1950 to a then record level of approximately 620,000 tonnes in 1974. The compound rate of annual growth in nickel demand over the 1946-1974 period was about six per cent.

        With the oil crisis in 1973, the substantial rise in energy costs resulted in a reduction in industrial production and a consequent reduction in primary nickel demand. These negative trends were repeated in the early 1980s following a second round of significant oil price increases in 1979-1980, but were reversed in the second half of the 1980s, when a period of strong industrial growth resulted in an increase in the demand for nickel.

        Record growth in stainless steel production, accompanied by a shortage of nickel production, placed significant upward pressure on LME cash nickel prices in 1988 and 1989, with these prices averaging $13,823 per tonne ($6.27 per pound) and $13,338 per tonne ($6.05 per pound), respectively, for 1988 and 1989.

        During the early 1990s, significant increases in primary and secondary nickel deliveries to the Western World from the Russian Federation (“Russia”) and other members of the former Commonwealth of Independent States (“CIS”), combined with economic downturns in North America, Western Europe and Japan, led to a surplus in primary nickel supply, resulting in a weakening of nickel prices. This situation was exacerbated in 1992 and 1993 by negative economic growth in Western Europe and Japan and continued exports of nickel from the CIS. From 1990 to 1993, annual average LME cash nickel prices fell from $8,885 per tonne ($4.03 per pound) to $5,291 per tonne ($2.40 per pound).

        In 1994 and 1995, a worldwide economic recovery led to strong growth in stainless steel production and nickel demand, resulting in primary nickel demand exceeding supply and a recovery in nickel prices, with the LME cash nickel price rising to an average of $8,231 per tonne ($3.73 per pound) for 1995.

        In the latter half of the 1990s, strong economic growth led to significant increases in stainless steel production and nickel demand, except that the Asian economic crisis in 1998 caused overall nickel demand to decrease slightly that year. The decrease in the demand for nickel during 1998, combined with the market’s anticipation of large supplies of low-cost nickel from the three new Australian laterite projects, Murrin Murrin, Bulong and Cawse, resulted in the LME cash nickel price reaching a low for the decade of $3,725 per tonne ($1.69 per pound) in December 1998. Nickel prices recovered during 1999, supported by the resumption of strong economic and nickel demand growth, with the LME cash nickel price reaching $8,450 per tonne ($3.83 per pound) at the end of 1999.

        The LME cash nickel price continued to increase into 2000, reaching a peak of $10,660 per tonne ($4.84 per pound) in March 2000 but, subject to some variability, over the balance of 2000 declined to $7,190 per tonne ($3.26 per pound) by the end of the year. Solid market conditions contributed to the increase in the average LME cash nickel price to $8,642 per tonne ($3.92 per pound) in 2000, as did the anticipation of possible labour disruptions at certain producers which did not materialize. The world economic recovery that commenced in 1999 continued in 2000, resulting in increased demand for nickel-containing products, especially stainless steel where production of this material on a Western World-plus-China basis increased in 2000 by 8.8 per cent to a record level of 19.2 million tonnes. However, the use of primary nickel in this segment registered no growth in 2000 due to the increased supply of nickel-containing stainless steel scrap, which led to an increase in the scrap ratio to 48 per cent in 2000 from 44 per cent in 1999. Overall demand for primary nickel, on a Western World-plus-China basis, grew by 5.3 per cent in 2000 to a record level of 1,081,000 tonnes, reflecting both stock building by consumers, who were replenishing their inventories from the relatively low levels at the end of 1999, and an estimated 12 per cent growth in consumption for primary nickel in applications other than stainless steel.

        In 2000, primary nickel supply3 to the Western World-plus-China increased by an estimated 50,000 tonnes to 1,050,000 tonnes, due mainly to a rise in primary nickel production in the Western World of approximately 52,000 tonnes, reflecting the return to more normal levels of production by several producers who either had experienced unexpected production disruptions or reduced output in 1999, and production from new nickel capacity and the continued commissioning of the three new laterite projects in Australia referred to above. Partially offsetting the rise in Western World production was a decline in net deliveries of nickel from the former East Bloc countries4 of approximately 11,000 tonnes. As a result, demand for nickel in 2000 exceeded supply by approximately 31,000 tonnes, thereby reducing apparent stocks to critically low levels, as reflected in nickel inventories held in LME warehouses, which fell by over 37,000 tonnes during the year.

        The nickel market in 2001 was a very challenging one compared with 2000 when total world demand for primary nickel achieved a record level. Market fundamentals weakened during 2001 as the world’s major economies experienced softness and recessionary conditions intensified in the manufacturing sectors of virtually all of the major countries that are members of the Organization for Economic Cooperation and Development (“OECD”). This overall weakness in demand was primarily concentrated within the Western World where nickel demand declined significantly. While there was continued strength in nickel demand in China in 2001, the Company estimates that there was an overall decline in nickel demand, on a Western World-plus-China basis, in 2001 of 2.2 per cent to approximately 1,057,000 tonnes.

        Virtually all major applications for nickel were adversely affected by the economic slowdown experienced in the Western World during 2001, including significant weakness in non-stainless applications. Non-ferrous nickel alloys and special powder applications were negatively affected by the substantial decline in electronic and telecommunication applications as manufacturing activity contracted largely in order to liquidate excess inventories that had been built up, particularly in Western World countries. Stainless steel demand was also adversely affected. Stainless steel producers in all major producing countries except Japan responded to the slowdown in demand with production

3	Primary nickel supply” is defined as production of primary nickel in the Western World and China plus net trade in nickel with the former East Bloc countries (as defined in Note 4 below) other than China.

4	East Bloc countries” is defined as the Russian Federation and other members of the former Commonwealth of Independent States (“CIS”), China, Cuba, Bulgaria, the Czech Republic, Slovakia, Hungary, Poland and Romania.

cutbacks in order to prevent an accumulation of finished stainless steel inventory. In 2001, Western World-plus-China stainless steel production declined by 2.6 per cent to 18.6 million tonnes, following an increase of 8.8 per cent in 2000. Primary nickel consumption in stainless steel applications, however, actually rose, aided by a reduction in the supply of stainless steel scrap to stainless steel producers over the second half of the year.

        Growth in primary nickel supply continued in 2001 as most producers increased production, particularly in the first half of the year. However, with the decline in nickel prices and relatively weak market conditions, a number of production cutbacks were announced over the second half of 2001. Taking into account these production cutbacks, 2001 reflected a net increase in Western World-plus-China primary nickel production of 36,000 tonnes to 856,000 tonnes. The largest sources of this increase in supply were the continued ramping up of certain laterite projects in Australia and the commissioning of new capacity in Venezuela and Colombia. Western World-plus-China nickel supply rose to 1,090,000 tonnes, reflecting increases in the net supply from Russia, Cuba and Eastern Europe of 235,000 tonnes.

        Reflecting the decline in demand and increase in supply, the nickel market in 2001 shifted to a surplus position of approximately 20,000 tonnes on a Western World-plus-China basis following the significant deficit positions in the nickel market in the previous two years. Over 2001, nickel inventories held by consumers are estimated to have fallen by 13,000 tonnes and despite the slowdown LME inventories increased by only 9,510 tonnes, with such inventories ending 2001 at 19,188 tonnes.

        The cash nickel price on the LME opened 2001 at $6,995 per tonne ($3.17 per pound) and fell during the first quarter, reaching a first half low of $5,830 per tonne ($2.64 per pound) in early April 2001 before attempting a rally over the second quarter as the market began to anticipate an early economic recovery. However, with the continuation of a supply surplus in the market and ongoing economic uncertainty, the nickel price again moved lower and reached the year’s low of $4,420 per tonne ($2.00 per pound) in late October 2001. With the aggressive reduction of interest rates in the United States and renewed prospects for an economic recovery, prices for nickel and other non-ferrous metals improved in the fourth quarter of 2001 and the LME cash nickel price was $5,680 per tonne ($2.58 per pound) as of December 31, 2001.

        The nickel market strengthened in 2002 as demand, on a Western World-plus-China basis, grew by 7.6 per cent during the year to 1,138,000 tonnes despite continued weakness in certain large segments of the global economy. During 2002, growth in industrial production continued in China and rebounded in most major Asian economies, excluding Japan, while economic recovery in the United States, Europe and Japan struggled to take hold.

        The growth in nickel demand in 2002 was primarily concentrated in the stainless steel sector. Nickel demand growth in this sector increased by almost 10 per cent, driven by an increase in stainless steel production and a decline in the percentage of nickel-containing stainless steel scrap relative to primary nickel consumed by stainless steel producers. Stainless steel production increased by 6.4 per cent to approximately 19.8 million tonnes, with growth experienced in all major industrial countries of the world except Japan where production declined slightly. This production growth was particularly strong in the United States, up 20 per cent, driven by the opening of a new 800,000 tonne per year stainless steel production facility in Kentucky and higher production at existing facilities elsewhere in the United States, and in Taiwan, where production increased by 19 per cent as existing facilities operated at near-capacity levels.

        Growth in primary nickel supply continued in 2002 as several relatively new or “greenfield” projects located in South America and Australia continued to increase production to their expected design capacities. Primary nickel production on a Western World-plus-China basis increased by 37,000 tonnes to 893,000 tonnes in 2002. Overall primary nickel supply on a Western World-plus-China basis increased to 1,145,000 tonnes (excluding 60,000 tonnes of nickel understood to have been stockpiled in Russia and then exported in 2002 as collateral for a loan made to a Russian nickel producer and, accordingly, not made available to the market). Russian exports (excluding the 60,000 tonnes of nickel referred to above) increased over 2001 levels as it is believed that Russian producers exported all of their available production in 2002 rather than stockpiling a portion of their production. It is estimated that actual Russian production, however, declined in 2002. The overall increase in nickel supply in 2002 came principally from (1) Colombia and Venezuela, where new or “greenfield” projects were completing their ramp-up to their design capacities, (2) Australia, where production increased from the continued ramp-up of one project and higher production from certain existing producers, and (3) Japan, where production in the form of ferronickel rebounded to near-capacity levels.

        The strong growth in nickel demand during 2002 largely offset the growth in nickel production, resulting in an essentially balanced market for 2002 as it is estimated by Inco that the market reflected a small surplus of approximately 7,000 tonnes. Inventories of nickel on the LME increased slightly during 2002 by 2,784 tonnes, remaining at a relatively low level of 21,972 tonnes at December 31, 2002. As of March 19, 2003, LME inventories were 19,812 tonnes.

        The LME cash nickel price opened 2002 at $5,680 per tonne ($2.58 per pound) and increased during the first half of 2002 as the economies of certain industrialized countries began to recover from their relatively low fourth quarter 2001 levels, ending the first half of the year at $7,080 per tonne ($3.21 per pound). Prices declined through the third quarter, reaching a low of $6,305 per tonne ($2.86 per pound) in September 2002 as concern over the pace of economic recovery and uncertainty about a potential war with Iraq adversely affected the nickel markets. The LME cash nickel price recovered in the fourth quarter, underpinned by improving fundamentals for nickel, ending 2002 at $7,100 per tonne ($3.22 per pound). The LME cash nickel price continued to increase over the first two months of 2003 and as of March 19, 2003 was $8,305 per tonne ($3.77 per pound).

        An uncertain global economic environment would be expected to have a significant adverse effect on Inco’s business and financial results given the correlation between industrial production and demand for primary nickel and the Company’s other products. There can be no assurance that the excess supply situations which have existed historically in the nickel markets will not occur in the future. Any such excess supply condition would have an adverse effect on the prices realized by Inco for its nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries can also adversely affect nickel prices and the prices of other metals produced by the Company. These factors are beyond the Company’s control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by Inco. There can be no assurance that the price for nickel or other metals produced by Inco will not decline significantly from current levels. A return to the relatively low price of nickel reflected by the LME cash nickel price which prevailed through most of 1998 and into the first half of 1999 and during a portion of the second half of 2001 would have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

        Western World primary nickel demand has increased at an average compound annual rate of approximately 5.6 per cent over the last ten years. As noted under “Applications for Nickel” above, about two-thirds of Western World primary nickel demand is associated with the production of austenitic stainless steels. The following table shows the relationship between Inco’s most recent estimates of Western World-plus-China primary nickel demand and Western World-plus-China stainless steel production for the five years ended December 31, 2002:

YEAR	WESTERN WORLD- PLUS-CHINA PRIMARY NICKEL DEMAND (1) (IN TONNES)	WESTERN WORLD- PLUS-CHINA STAINLESS STEEL PRODUCTION (IN MILLIONS OF TONNES)
1998	973,000	16.5
1999	1,027,000	17.6
2000	1,081,000	19.2
2001	1,057,000	18.6
2002	1,138,000	19.8

(1)	Western World-plus-China primary nickel consumption plus or minus changes in consumer inventories, plus deliveries by Western World producers and merchants into former East Bloc countries other than China.
(2)	Preliminary estimates.

        The following table shows Inco’s most recent estimates of world primary nickel demand, world primary nickel supply, year-end combined Western World producer and LME inventories of primary nickel and year-end LME nickel inventories for the five years ended December 31, 2002:

YEAR	WORLD PRIMARY NICKEL DEMAND	WORLD PRIMARY NICKEL SUPPLY	YEAR-END COMBINED WESTERN WORLD PRODUCER AND LME INVENTORIES	YEAR-END LME INVENTORIES
	(IN TONNES)
1998	990,000	1,013,000	147,000	65,964
1999	1,051,000	1,027,000	120,000	46,962
2000	1,113,000	1,105,000	90,000	9,678
2001	1,085,000	1,145,000	106,000	19,188
2002	1,163,000	1,170,000	100,000	21,972

(1)	Preliminary estimates.

        Future nickel consumption and nickel prices could be adversely affected by a number of factors, including the development of new nickel capacity, such as the new capacity described below under “Participants in the Nickel Industry”; new processing technologies which have made, and are expected to continue to make, the development of relatively low-grade lateritic nickel deposits economically viable; decreases in the general level of economic and business activity in industrial economies which, in turn, could lead to reduced production of stainless steel; levels of nickel-containing stainless steel scrap and other sources of secondary nickel; increased environmental restrictions affecting the production and use of nickel and nickel-containing products; recommissioning of any currently remaining shutdown nickel capacity; and, in the longer term, increased use of substitutes, including plastics and ceramics, for nickel-containing materials. In addition, the future levels of production and consumption of nickel in Russia are expected to continue to have significant, but unpredictable, effects on world nickel prices.

      Participants in the Nickel Industry

        The six largest suppliers in the nickel industry, each having its own integrated facilities, including nickel mining, processing, refining and marketing operations, are MMC Norilsk Nickel (“Norilsk”), Inco, WMC Resources Ltd. (“WMC”), the successor to WMC Limited’s nickel business and operations, Falconbridge Limited (“Falconbridge”), BHP Billiton plc (“BHP Billiton”), and Eramet and its subsidiary, Le Nickel-SLN (collectively, “Eramet”). The Company estimates that these six producers accounted for about 60 per cent of the total world primary nickel production in 2002. In addition to these six principal participants, there are approximately 30 other producers in numerous other countries around the world that participate in the nickel industry. Operations of the six largest producers are located in several countries. Inco, as noted on page 1 of this Report, has operations in Canada, the United Kingdom, Indonesia, Japan and China and in other parts of Asia through two companies, Taiwan Nickel and Korea Nickel, in whose refining capacity Inco has interests, but less than majority ownership. Norilsk has operations in Russia; WMC has operations in Australia; Falconbridge has operations in Canada, Norway and the Dominican Republic; Eramet has operations in France and New Caledonia; and BHP Billiton has operations in Australia and Colombia.

        Norilsk has integrated facilities at Norilsk in Siberia and at Pechenga and Severonickel on the Kola Peninsula of Russia. For 2002, Norilsk reported production of approximately 218,000 tonnes of nickel from all of its facilities, compared with 223,000 tonnes in 2001, and exports of 208,000 tonnes in 2002 compared with 182,000 tonnes in 2001.

        World primary nickel supply is estimated by Inco to have been 1,170,000 tonnes in 2002, up from 1,145,000 tonnes in 2001 and 1,105,000 tonnes in 2000. Production increases during 2002 were mainly from the continued ramp-up of several projects, including BHP Billiton’s Cerro Matoso operation in Colombia, Anglo American plc’s Loma de Niquel project in Venezuela and Anaconda Nickel Limited’s Murrin Murrin laterite project in Australia, and production increases from Jinchuan Group Limited in China, OM Group, Inc. in Finland, WMC in Australia, Eramet in New Caledonia and several Japanese ferronickel producers. However, these increases were partially offset by an estimated decline of 5,000 tonnes in Russian nickel production in 2002.

      Inco’s Position in the Nickel Industry

        Inco is a leading producer of nickel. The Company’s nickel deliveries in 2002 represented an estimated 20 per cent of the total world demand for primary nickel, compared with 21 per cent in 2001 and 23 per cent in 2000.

        Inco’s total deliveries of nickel in 2002 were 231,590 tonnes, up slightly from total deliveries of 230,049 tonnes in 2001. Deliveries by Inco in 2002 of nickel produced at its own facilities were 212,247 tonnes, representing an increase of two per cent from such deliveries of 207,071 in 2001, due to increased production of finished nickel and sales from finished nickel inventories. Deliveries of finished nickel purchased from external sources, used by the Company to supplement Inco-source production as required, declined in 2002 as a result of higher Inco production in 2002.

        In 2001, Inco’s total deliveries of nickel decreased by 11 per cent from deliveries of 259,374 tonnes in 2000. This decrease was due principally to lower deliveries of purchased finished nickel, reflecting lower demand in all markets across the Western World due to the weakness experienced in the manufacturing sectors of virtually all of the OECD member countries. However, deliveries of Inco-source nickel in 2001 were 207,071 tonnes, representing an increase of four per cent from such deliveries of 199,097 tonnes in 2000, reflecting higher production at PT Inco and the Company’s Manitoba operations.

        The Company believes that one of the key strengths of its position in the highly-competitive global nickel industry is the broad geographic distribution of its customers. The Company continues to supply its customers worldwide from its operations in Canada, the United Kingdom and Asia. In 2002, reflecting the Company’s global market presence, 26 per cent of the Company’s total primary nickel deliveries were to customers in the United States and Canada, 24 per cent to customers in Japan, 12 per cent to customers in Europe, and 38 per cent to customers in other countries, primarily in Asia, compared with 28 per cent to customers in the United States and Canada, 23 per cent to customers in Japan, 14 per cent to customers in Europe, and 35 per cent to customers in other countries, primarily in Asia, in 2001. In 2002, sales to customers in Asia, including Japan, represented 60 per cent of the Company’s total nickel deliveries for the year, compared with 55 per cent in 2001.

        In 2002, the Company continued to implement marketing strategies aimed at providing consistent long-term demand for its products. At year-end 2002, the Company had fixed-volume contracts with customers for a substantial portion of its expected annual nickel sales. These contracts, combined with the requirements of the Company’s affiliated refineries in Asia and its sales of proprietary nickel products, have continued to provide stable demand for a significant portion of the Company’s annual production.

        The following table shows, for the five years ended December 31, 2002, Inco’s most recent estimates of total world primary nickel demand, Inco’s total nickel deliveries, Inco’s deliveries of purchased nickel, Inco’s estimated share of world demand based on its total nickel deliveries, the LME average cash and three-month nickel prices and Inco’s average realized price for its primary nickel products:

YEAR	WORLD PRIMARY NICKEL DEMAND	TOTAL INCO DELIVERIES (1)	INCO DELIVERIES OF PURCHASED NICKEL	INCO SHARE OF WORLD DEMAND	LME AVERAGE CASH NICKEL PRICE	LME AVERAGE 3-MONTH NICKEL PRICE	INCO AVERAGE REALIZED NICKEL PRICE (1)
	__________ (IN TONNES) ___________			(%)	________ ($ PER TONNE) _________
1998	990,000	252,925(2)	67,018	26	4,633	4,710	5,291
1999	1,051,000	258,088	77,038	25	6,015	6,073	6,415
2000	1,113,000	259,374	60,277	23	8,642	8,453	9,007
2001	1,085,000	230,049	22,978	21	5,948	5,877	6,468
2002	1,163,000(3)	231,590	19,343	20(3)	6,775	6,755	7,143

(1)	Includes intermediates and purchased nickel.
(2)	Includes nickel contained in alloys.
(3)	Preliminary estimates.

      Inco Special Products

        The Company is a world leader in the development, production and sale of value-added or specialty nickel products, including powders, foams, flakes, oxides and nickel-coated graphite. These products are used for such applications as consumer electronics, rechargeable batteries for consumer and hybrid vehicle use, fuel cells, powder metallurgy, automotive parts, electromagnetic interference shielding for computers and cellular telephones, special catalysts and salts, metal injection moulding, and hard metal binders.

        Inco Special Products, an unincorporated business unit, has responsibility for all business activities related to the Company’s value-added or specialty nickel products. Inco’s value-added or specialty nickel products are developed at the Company’s research laboratory at Mississauga, Ontario and are manufactured, using the Company’s gas decomposition technology, at the Company’s refineries in Sudbury, Ontario; and Clydach, Wales; and certain value-added or specialty products are also manufactured at Novamet5 Specialty Products Corporation, a wholly-owned subsidiary of the Company located in Wyckoff, New Jersey. Inco Special Products expects to continue to work closely with customers to develop advanced nickel products to meet their needs. Accounting for approximately 12 per cent of the Company’s nickel sales revenue in 2002, compared with 12 per cent in 2001 and 10 per cent in 2000, value-added or specialty nickel products sell at premium prices and their realized prices have historically been less sensitive than commodity nickel to fluctuations in LME cash nickel prices.

Copper

        Inco produces copper at its Ontario operations which it recovers, in conjunction with nickel, principally from the sulphide ores mined in the Sudbury area of Ontario. In 2002, the Company’s copper production was 111,787 tonnes, down four percent from 116,255 tonnes in 2001, due to production and mechanical difficulties experienced during the year at the Company’s Ontario operations. Copper production in 2002 was below the Company’s planned target of 125,000 tonnes. In 2001, the Company’s copper production was up two per cent from 114,397 tonnes in 2000, notwithstanding the adverse impact on copper production of a fire that occurred at the Company’s new copper anode refining facility in Sudbury in February 2001.

5	Inco trademark.

        The Company’s copper is sold to industrial users under the trademark ORC6. In 2002, all of the Company’s copper production was sold in North America at prices based on quotations on the COMEX Division of the New York Mercantile Exchange. Copper accounted for $184 million, or nine per cent, of the Company’s total net sales to customers in 2002, compared with $195 million, or nine per cent, in 2001 and $225 million, or eight per cent, in 2000.

        The Company’s sales and deliveries (including purchased copper) for the past three years and the Company’s average realized prices for copper for the past five years are shown in the tables under “Sales”, “Deliveries” and “Prices – Copper” above, respectively.

        World refined copper production is estimated to have been approximately 15.5 million tonnes in 2002, compared with 15.3 million tonnes in 2001 and 14.8 million tonnes in 2000.

        Like nickel prices, copper prices have been in recent years, and are expected to continue to be, subject to significant price volatility. In the early part of 2001, strong demand resulted in decreases in inventories, with total LME and COMEX copper inventories reaching a low for 2001 of 413,000 tonnes in March 2001. However, as the year progressed, the overall economic slowdown resulted in a significant decrease in the demand for copper and production cutbacks by some of the major producers were insufficient to prevent a decline in copper prices and a dramatic increase in inventories. Total LME and COMEX inventories ended 2001 at 1,006,000 tonnes, more than 2½ times the level of inventories at year-end 2000. In 2002, LME and COMEX inventories continued to increase until they peaked in the second quarter as a result of production cutbacks announced during the fourth quarter of 2001 and higher demand, particularly from China, which began to have a positive impact on the overall copper market supply-demand balance. Prices also peaked in the second quarter and declined during the remainder of the year as economic uncertainty and a lack of demand growth negatively affected overall copper market sentiment. Total LME and COMEX inventories ended the year at 1,255,000 tonnes, an increase of 25 per cent from these combined inventory levels at the end of 2001, but lower than the peak of 1,306,000 tonnes for 2002 reached in the second quarter. The COMEX first position price averaged $1,580 per tonne ($0.72 per pound) in 2002, a decline of one per cent from $1,600 per tonne ($0.73 per pound) in 2001, and was $ 1,700 per tonne ($0.77 per pound) on March 19, 2003.

Other Primary Metals and Related Products

        Sales of Inco’s primary metals and related products other than nickel and copper accounted for 15 per cent of its total net sales to customers in 2002, compared with 19 per cent in 2001 and 12 per cent in 2000. These products include cobalt, platinum-group metals (platinum, palladium, rhodium, ruthenium and iridium), gold, silver, sulphuric acid and liquid sulphur dioxide and some modest quantities of selenium and tellurium. For 2002, Inco, based upon production principally from its Ontario ores, accounted for approximately three per cent of the world’s supply of platinum-group metals. Platinum-group metals are utilized primarily for catalysts, electronic components and jewelry. In addition to refining its own ores to obtain platinum-group metals, the Company processes substantial volumes of spent automotive catalytic converters and other material containing these metals at its Sudbury, Ontario and Acton, England refineries. In 2002, such other material, which was principally toll-refined, accounted for about 60 per cent of all platinum-group metals refined by the Company, compared with 69 per cent in 2001 and 76 per cent in 2000. Deliveries of toll-refined material, however, are not included in the Company’s deliveries of precious metals shown in the table under “Deliveries” above since Inco does not take ownership of these materials. Sales of platinum-group metals accounted for approximately 11 per cent of the Company’s net sales to customers in 2002, compared with 13 per cent in 2001 and eight per cent in 2000. These sales were derived principally from the Company’s Ontario ores. As discussed under “Outlook – Existing Operations” under Item 7 of this Report, the Company expects a reduction in the level of platinum-group metals to be produced in 2003.

        Approximately 80 per cent of Inco’s cobalt production, which is derived from the Company’s Canadian ores and purchased feedstock material, is sold as metal, with the balance being sold as cobalt oxide. Cobalt oxide, which normally commands a price premium over cobalt metal, is used primarily in

6	Inco trademark.

the chemical industry. Cobalt metal is used in the production of various alloys, particularly for aerospace applications.

        Copper and nickel producers supply a majority of the world’s cobalt production as a by-product of their copper and nickel operations, which has resulted in the supply of cobalt being largely driven by the demand for copper and nickel rather than the demand for cobalt. As a result, there has been a significant increase in the supply of cobalt in the last decade without a corresponding increase in demand. Demand for cobalt from the aerospace sector, which had begun to show weakness in mid-2001, continued to be weak in 2002, and demand from the gas turbine sector also began to show weakness in 2002. These two markets represent about 25 per cent of world cobalt consumption. This imbalance between supply and demand has resulted in a significant downtrend in the Metal Bulletin 99.8 per cent average reference price for cobalt, the most commonly used benchmark price for cobalt pricing. This reference price averaged $64,600 per tonne ($29.30 per pound) in 1995, but has declined significantly since then, averaging $23,300 per tonne ($10.60 per pound) in 2001 and $15,700 per tonne ($7.10 per pound) in 2002. For 2002, the Metal Bulletin 99.8 per cent average reference price for cobalt averaged $16,500 per tonne ($7.50 per pound) in the first half of the year and $14,800 per tonne ($6.70 per pound) in the second half of the year. On March 19, 2003, the Metal Bulletin 99.8 per cent average reference price for cobalt was $21,200 per tonne ($9.60 per pound).

        As indicated in the table of the Company’s price realizations under “Prices – Other Metals” above, Inco’s average realized price for its cobalt deliveries was $15,124 per tonne ($6.86 per pound) in 2002, compared with $23,216 per tonne ($10.53 per pound) in 2001 and $29,475 per tonne ($13.37 per pound) in 2000. The Australian lateritic nickel projects referred to under “Nickel – Historical Review of the Nickel Industry; Recent Industry Conditions” above are producing significant quantities of cobalt. The Company’s Goro and Voisey’s Bay projects, in addition to the quantities of nickel projected to be produced by them, are also expected to produce significant quantities of cobalt given the currently estimated quantities of cobalt in the mineral deposits to be mined as part of these projects. With significant increases in the global supply of cobalt and changes in demand, the price of cobalt has fluctuated significantly over the past several years. The financial analyses undertaken by the Company in support of the substantial investment to be made with respect to these projects has been based upon a long-term price of cobalt of $15,400 per tonne ($7.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by these projects, were to be below the long-term prices assumed by the Company, the expected financial returns from, and expected cash and other unit costs of production after by-product credits for, these projects would be adversely affected.

        The Company also produces sulphuric acid and liquid sulphur dioxide from the sulphur dioxide gases captured as part of its sulphur dioxide (SO2) abatement program at the Company’s Ontario operations. A total of 673,995 tonnes of sulphuric acid and liquid sulphur dioxide were produced by the Company in 2002, compared with 650,651 tonnes in 2001 and 633,132 tonnes in 2000. Most of the Company’s sulphuric acid production and all of its liquid sulphur dioxide production are sold to Chemtrade Logistics Inc., an unaffiliated customer, under long-term contractual arrangements at prices based on prevailing market prices for these products. These products are included in the table of product deliveries under “Deliveries” above.

        Tables showing the Company’s sales, deliveries and average net realized prices of these other primary metals and related products are shown under “Sales”, “Deliveries” and “Prices – Other Metals” above.

Mining and Production

      General

        Based on publicly available information and its own studies and analysis, the Company believes that, relative to other nickel producers, it is a low-cost producer of nickel. Since low-cost operations are essential in the highly competitive global nickel business, one of Inco’s key strategic objectives is to become the world’s lowest-cost and most profitable producer of nickel. A number of favourable factors, as described below, generally contribute to the Company’s current cost structure, with the contribution of each factor varying from year to year.

        The Company’s ore reserves include both sulphide and laterite nickel deposits, the two main types of nickel deposits found in the world. Sulphide deposits currently account for about 30 per cent of the world’s nickel resources and are found in bedrock, often deep below the surface which generally make them more costly to mine than laterite deposits. Sulphide deposits commonly contain copper, precious metals and cobalt in addition to nickel. Laterite deposits, which currently account for the remaining 70 per cent of the world’s nickel resources, occur as either “wet” laterites or “dry” laterites. Wet laterites are found in tropical areas where heavy rainfall combined with suitable landforms have resulted in the concentration of nickel through a process of surface weathering and leaching action. Currently, wet laterites may be processed by using either smelting or acid leaching technology, depending on the characteristics of the particular deposit. Dry laterites, such as those found in Australia, may be processed only by using acid leaching technology due to their mineralogy and their generally lower nickel content compared with wet laterites. Laterite deposits are found at or near the surface and are therefore usually amenable to low-cost surface mining. Cobalt is also usually present in these deposits.

        The Company has large sulphide orebodies with satisfactory ore grades and metallurgical properties principally at its operations at Sudbury, Ontario and, to a lesser extent, at Thompson, Manitoba, and large lateritic orebodies with satisfactory ore grades and metallurgical properties at its operations in Indonesia. In addition to nickel, Inco recovers significant quantities of copper, precious metals and cobalt from its Ontario ores. The relative economic advantages of Inco’s Canadian sulphide ores are offset, to some degree, by the higher mining costs for sulphide ores relative to lateritic ores and by higher costs of doing business in Canada relative to some other nickel-producing countries. The Company’s unit costs of production also benefit from economies of scale attributable to its large, integrated mining and processing facilities and from the use of bulk mining methods and automated mining equipment and other productivity improvements implemented in recent years in all areas of the Company’s business.

        Energy costs are a significant component of production costs in the nickel industry since nickel production is highly energy intensive, especially in respect of the pyrometallurgical processing of lateritic ores. Inco enjoys relatively low energy costs because of substantial production from its Canadian sulphide ores, which consume only about one-fifth the energy required to process lateritic ores. In addition, low-cost energy is available from the Company’s hydroelectric facilities in Ontario and at PT Inco’s lateritic mining operation in Indonesia, and from purchased hydroelectric power at the Company’s Manitoba operations.

        In 2002, the Company’s hydroelectric facilities in Ontario generated approximately 19 per cent of the Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating facility at Larona and its newer facility at Balambano, which has an average design capacity of 93 megawatts and has operated above that capacity, generated approximately 95 per cent of PT Inco’s electricity requirements. PT Inco required approximately 362,000 tonnes of fuel oil to operate its dryers, kilns and other oil-fired equipment in 2002. In 2002, Inco’s energy costs at its Canadian operations were 12 per cent of total cash production costs, compared with 31 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs of PT Inco in 2002 by approximately 47 per cent, compared with approximately 50 per cent in 2001 and approximately 52 per cent in 2000, relative to the energy costs that would have been incurred had PT Inco been totally energy dependent on fuel oil. See “Metals and Other Commodities Price Risk” under Item 7A of this Report for information on the Company’s hedging transactions for a portion of PT Inco’s fuel oil requirements.

        Inco’s Ontario operations benefit significantly, and its Manitoba operations benefit to a minor extent, from the copper, precious metals and cobalt produced in association with nickel. In 2002, Ontario ores accounted for approximately 94 per cent of the Company’s copper production, 92 per cent of its by-product precious metals production and 63 per cent of its by-product cobalt production, with one per cent of the Company’s copper production, seven per cent of its by-product precious metals production and 24 per cent of its cobalt by-product production derived from the Company’s Manitoba ores. The Company also produces nickel, copper, cobalt and precious metals from purchased materials. Precious metals have relatively high selling values compared with the Company’s processing costs for these metals. Inco’s accounting and financial reporting practice is to include revenues from deliveries of copper, precious metals and cobalt in net sales and to include costs of recovering such metals in cost of sales. Copper is considered to be a joint product with nickel and, as such, its production costs include an allocation of mining costs plus its identifiable concentrating, smelting and refining costs; precious metals and cobalt are considered to be by-products and, as such, their production costs include no allocation of mining, concentrating and smelting costs, but do include their identifiable upgrading and refining costs.

        The Company’s nickel production increased by one per cent to 209,728 tonnes in 2002 from 207,077 tonnes in 2001. The increase was primarily due to the decision to operate the Company’s Ontario operations in 2002 without any planned maintenance shutdown. Nickel production in 2002 was, however, below the Company’s planned production of 213,000 tonnes that it had announced in February 2002. Nickel production was affected during the second half of 2002 by certain technical problems experienced at the Manitoba operations in blending purchased intermediates from Australia with Manitoba-source concentrates, including concentrates with relatively high magnesium oxide (MgO) levels, and maintenance and equipment problems at certain mines at the Ontario operations. The maintenance and equipment problems experienced were resolved and technical personnel have continued to work on possible solutions to the blending of concentrates containing relatively high MgO levels at the Manitoba operations, with a resolution currently anticipated to be implemented during the first half of 2003. In 2001, overall nickel production increased by two per cent from 202,806 tonnes in 2000. This increase was due to higher production from the Company’s Manitoba operations and from PT Inco, partially offset by lower production from the Company’s Ontario operations. Production from the Manitoba operations increased as a result of processing higher volumes of purchased intermediates as discussed under “Mining” below and the higher production at PT Inco reflected the continuing ramp-up to design capacity of PT Inco’s expanded processing facilities. The lower production from the Ontario operations was primarily due to the adverse impact of unexpected production disruptions in the third quarter of 2001, which were rectified. Production of finished nickel from Canadian ores and purchased material processed in Canada totalled 146,620 tonnes in 2002, compared with 145,221 tonnes in 2001 and 143,932 tonnes in 2000. Additional nickel and copper production statistics for the Company’s primary metals operations are shown in the tables under “Concentrating, Smelting and Refining” below. For a discussion of PT Inco’s operating rates and ore reserves, see “PT International Nickel Indonesia Tbk – Operations” below.

        The Company’s 2003 nickel production is currently expected to be approximately 213,000 tonnes, taking into account planned maintenance shutdowns at the Company’s Ontario operations in May 2003 and at the Company’s Manitoba operations in July 2003. As higher-cost mines are phased out, nickel production at both the Ontario and Manitoba operations is currently expected to decline. During 2002, as mine production at the Company’s Manitoba operations transitioned from its Thompson Mine to its lower-grade Birchtree Mine, the Company experienced lower mine production. As this transition continues, the Company expects to see declining mine production in Manitoba in 2003 and in future years. As discussed below, the Company has recently been relying upon, and will continue to rely upon, on an increasing basis, the availability of purchased intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level. While the Company has entered into agreements and other arrangements to purchase intermediates to maintain Manitoba’s production levels at or near this level for the next few years, until the Voisey’s Bay project would be producing intermediates in the form of concentrates for further processing at the Company’s Manitoba and Ontario operations, if suppliers of the purchased intermediates were to experience production problems or other disruptions, this could have a material adverse effect on Inco’s nickel production and results of operations, financial condition and liquidity. While the Company has certain potential new mine development projects at its existing operations in Canada, if sufficient new low-cost sources of nickel such as the Voisey’s Bay and Goro projects are not developed on a timely basis, the Company’s overall nickel production, particularly at its Manitoba operations, could decline by 2004, and the Company’s unit costs of production could increase significantly with any material decline in mine production from its Canadian operations if such operations were not significantly restructured. These developments could materially adversely impact the Company’s results of operations, financial condition and liquidity.

        The Company continues to explore its options to fully utilize its existing Canadian facilities, including the purchase of external feedstocks and additional mine development. Purchased intermediates or concentrates are expected to increase by over 35 per cent to approximately 24,000 tonnes in 2003 from 17,000 tonnes in 2002. Production from the processing of purchased intermediates or concentrates is currently expected to represent approximately 11 per cent of planned 2003 finished nickel production. While the use of purchased intermediates or concentrates is profitable, it does increase the Company’s costs, particularly at higher nickel prices since the cost of purchased intermediates is based on prevailing LME prices. The Company has entered into arrangements for the purchase of nickel-containing concentrates from two Australian producers. Under these arrangements, these producers are currently expected to provide an aggregate of 85,000 tonnes of nickel in concentrate form between 2002 and 2007 for further processing by the Company’s Ontario and Manitoba operations.

        The Company’s copper production is currently planned to be approximately 113,000 tonnes in 2003 and its total production of platinum-group metals is planned to decline to 355,000 troy ounces in 2003 as one of the sources of such metals, the Copper Cliff North 138 orebody at its Ontario operations, nears depletion.

      Capital Expenditures

        The primary focus of Inco’s capital expenditures is to provide the Company’s operations with appropriate production capacity for its nickel and other primary metals products and to develop new projects, including the Voisey’s Bay and Goro projects. Capital expenditures totalled $600 million in 2002, compared with $263 million in 2001 and $227 million in 2000. The increase in 2002, compared with 2001, was primarily due to higher planned capital expenditures, mainly in respect of the Voisey’s Bay and Goro projects. The increase in 2001, compared with 2000, was primarily due to expenditures on the Goro project.

        Capital expenditures for the Goro project, including capitalized interest, totalled $353 million in 2002, compared with $84 million in 2001 and $39 million in 2000, and for the Voisey’s Bay project totalled $73 million in 2002, compared with $9 million in 2001 and $11 million in 2000. The balance of capital expenditures in each of the three years was directed primarily to the development, maintenance and improvement of new and existing mining operations in Canada and productivity improvements. The Company currently estimates that its existing operations require, on an annual basis, capital expenditures in the range of approximately $225-$235 million to continue to sustain their operations, including to meet existing environmental requirements, at the planned production and/or utilization levels for these operations.

        In addition, Inco is seeking to develop new mines principally at its Ontario operations to help sustain its production capacity and reduce costs. Further information on these projects is set out under “Exploration and Project Development” below.

        The Company’s 2003 capital expenditures are currently expected to total $680 million, including approximately $185 million for the Voisey’s Bay project, approximately $260 million for the Goro project and approximately $235 million in sustaining capital expenditures for existing operations, of which about $40 million will be required for environmental measures and new mine development in Canada. Depreciation expense is projected to be $273 million in 2003. The total capital expenditures for the Voisey’s Bay and Goro projects will depend on a number of factors, including the results of the review process for the Goro project, the results of the bankable feasibility study for the Voisey’s Bay project which was completed in late March 2003, and, in the case of Goro project, the availability of certain tax-advantaged financing from the French government and the acquisition of a minority interest in the Goro project by one or more parties. For a discussion of the results of the bankable feasibility study for the Voisey’s Bay project, see “Voisey’s Bay Nickel Company Limited – Project Phases” below.

      Mining

        At December 31, 2002, the Company had the following nine underground mines operating in Canada:

ONTARIO	MANITOBA
Copper Cliff North	Birchtree
Copper Cliff South	Thompson
Creighton
Garson
Gertrude
McCreedy/Coleman
Stobie

        As discussed under “Mining and Production – General” above, the Company’s Manitoba operations are being transitioned from the high-grade Thompson Mine, the principal source of ore for these operations, to the lower-grade Birchtree Mine.

        Totten Mine in Ontario continued to be on a standby basis in 2002 and is part of the Company’s future mining plans. Totten Mine’s reserves are included in the Company’s ore reserves as of year-end 2002.

        As part of the comprehensive operational restructuring plan announced in 1997, the Company completed a detailed review of mining operations at both the Ontario and Manitoba operations. Based upon that review, a program involving the closure of certain mines and the development of new mine plans was implemented to maximize cash flows, ensure efficient mining operations and reduce mine costs. Since 1998, as part of this program, the Company closed five high-cost mines in Ontario, Shebandowan, Whistle, Little Stobie, Levack/McCreedy West and Crean Hill, and has increased production from its low-cost mines. In addition, Frood Mine ceased operations as a separate mine in 2001 and is now being mined as part of Stobie Mine. As a result of these closures, the Ontario operations have four low-cost core mines, Copper Cliff North, Copper Cliff South, McCreedy/Coleman and Creighton.

        In 2002, work continued on the two-year project to deepen Birchtree Mine in Manitoba at a cost of $48 million, a project which is expected to extend the life of this mine by at least 15 years. This project involves the development of an estimated 13.6 million tonnes of proven ore reserves grading 1.79 per cent nickel and is expected to allow Birchtree Mine to increase production by over 90 per cent from its 2002 rate of 1,635 tonnes per day.

        For further information on development projects at the Company’s Ontario and Manitoba operations, see “Exploration and Project Development” below.

        The following table shows the ore mined by the Company in Canada and the nickel and copper content of that ore for the five years ended December 31, 2002:

	MINING OPERATIONS IN CANADA
	2002	2001	2000	1999	1998
	(IN THOUSANDS OF TONNES EXCEPT PERCENTAGES)
Ore mined	9,657	9,484	9,632	10,008	11,628
Nickel content	159	166	168	156	182
Copper content	123	129	129	122	123
% Nickel	1.64	1.75	1.74	1.56	1.56
% Copper	1.28	1.37	1.34	1.22	1.06

        The grades of ore mined in Ontario averaged 1.46 per cent nickel and 1.54 per cent copper in 2002, compared with 1.57 per cent nickel and 1.68 per cent copper in 2001 and 1.57 per cent nickel and 1.67 per cent copper in 2000. The lower grades in 2002 were the result of increased production from lower-grade orebodies, including Gertrude Mine which was reopened in 2002. The Company’s Manitoba ores yielded an average 2.40 per cent nickel in 2002, compared with 2.46 per cent in 2001 and 2.38 per cent in 2000. Ore grades in Manitoba are expected to decline as production from the lower-grade Birchtree Mine increases as discussed under “Mining and Production – General” above.

      Concentrating, Smelting and Refining

        The conversion of nickel ore mined from the Company’s sulphide deposits in Canada into commercially marketable products requires various processing and refining steps undertaken at concentrators, smelters and refineries. The ore is first crushed and ground, the sulphides are separated into concentrates, and the concentrates are then smelted to produce nickel matte, an intermediate product containing approximately 75 per cent nickel plus copper. The matte is then refined to produce primary nickel and copper products.

        The Company’s processing facilities in operation during 2002 in the Sudbury area included a concentrator, a combined nickel and copper smelter, matte processing facilities, a nickel refinery, a copper refinery, a silver refinery, a sulphuric acid plant and a sulphur dioxide liquefaction plant. Nickel matte produced in Sudbury is refined in Sudbury and other locations into nickel pellets, nickel powders, UTILITY7 nickel, nickel discs and Nickel Oxide Sinter 758, a product containing approximately 75 per cent nickel. In Thompson, Manitoba, the Company has a concentrator, a nickel smelter and an electrolytic nickel refinery. Certain nickel products produced in Sudbury and Thompson are finished at Port Colborne.

        Finished nickel is also produced at Clydach, Wales. The Clydach refinery processes material supplied from Inco’s operations in Canada. At Port Colborne, the Company also operates an electrocobalt refinery and a precious metals upgrading facility. The majority of the Company’s silver production is refined at Copper Cliff, Ontario and its gold production is refined under a tolling arrangement with the Royal Canadian Mint. This by-product production is reflected in the tables under “Sales” and “Deliveries” above. A refinery at Acton, England produces platinum-group metals from upgraded concentrates from Inco’s operations in Canada and from the recovery, through toll-refining, of materials containing platinum-group metals supplied by unaffiliated customers.

        In November 2001, the Company announced that it was consolidating its Ontario Division, its Manitoba Division and its United Kingdom operations into a new business unit to be known as its Canadian and UK Operations. This new organization has facilitated the sharing of knowledge and has helped to optimize the use of certain of the Company’s facilities and resources.

        The following table shows Inco’s total production of finished nickel and copper from its primary metals facilities for the five years ended December 31, 2002:

	FINISHED NICKEL AND COPPER PRODUCTION
	2002	2001	2000	1999	1998
	(IN TONNES)
Nickel	209,728	207,077	202,806	177,253	191,603
Copper	111,787	116,255	114,397	116,260	121,107

        See “Mining and Production – General” above for information regarding the Company’s expected nickel production for 2003.

7	Inco trademark.

8	Inco trademark.

        Of the amounts reported in the table above as finished nickel production, the following table shows the amounts of such total finished nickel production from nickel matte produced by PT Inco for the five years ended December 31, 2002:

	FINISHED NICKEL FROM PT INCO MATTE
	2002	2001	2000	1999	1998
	(IN TONNES)
Nickel	61,692	61,856	58,356	43,615	32,791

        The Company’s worldwide nickel processing capacity, including capacity at its majority-owned subsidiaries, is adequate to refine the production from its mines at current rates of mine production. The Company also has contractual nickel refining arrangements with nickel refiners in Asia in which the Company has minority equity interests. These include an arrangement with Taiwan Nickel for the supply of intermediate products produced by Inco for Taiwan Nickel’s refining operations, and a joint venture, also involving the supply of intermediate products produced by Inco, with Korea Nickel which, in turn, produces UTILITY nickel. The other shareholders of Taiwan Nickel are a number of Taiwanese investors and the other shareholders of Korea Nickel are Korea Zinc Company, Ltd. (“Korea Zinc”), a number of individuals associated with Korea Zinc and entities associated with Pohang Iron and Steel Co., Ltd.

        All production facilities at the Company’s operations in Ontario, Manitoba, Clydach and Acton are owned by the Company and are located on property which Inco owns or with respect to which it has contractual rights to acquire ownership.

        Permission from the Ontario government is required for the export of intermediate products derived from Ontario ores. The Company’s practice is to meet with government officials prior to the expiration of each of the required export licences to discuss relevant aspects of the export procedure. In December 1995, the Ontario government granted permission for the Company to export nickel oxide sinter and nickel sulphide matte, as well as nickel sulphate residue, to Clydach until December 31, 2005. During 2002, the Company refined about 16 per cent of its primary nickel production at its refinery in Clydach from intermediate products derived from the Company’s Ontario ores. The Ontario government also granted permission for the Company to export its semi-refined platinum-group metals concentrate to its Acton refinery until December 31, 2005. The Company anticipates that it will be granted permission to continue to export these materials for additional years after the expiry of these current permits. There is currently no restriction on the export of the products of the Company’s Thompson mines for treatment or refining outside Canada. As discussed under “Ore Reserves and Mining Rights in Canada” and “Voisey’s Bay Nickel Company Limited – Negotiations with the Provincial Government” below, there will be certain restrictions or limitations relating to the export of intermediate products from the Province of Newfoundland and Labrador.

Ore Reserves and Mining Rights in Canada

        The following table shows the Company’s estimates of (i) total proven ore reserves, (ii) total probable ore reserves and (iii) the total aggregate of proven and probable ore reserves in the Provinces of Ontario, Manitoba and Newfoundland and Labrador and the estimated respective average nickel and copper grades of each such total amount expressed as a percentage of such total amount as of the dates indicated. All estimates of proven and probable ore reserves for mines and deposits in Ontario, Manitoba and Newfoundland and Labrador referred to in this Report, including the estimates referred to under “Exploration and Project Development” below, are included in this table.

	PROVEN ORE RESERVES (1) (2) (3) (4)			PROBABLE ORE RESERVES (1) (3) (4)			TOTAL PROVEN AND PROBABLE ORE RESERVES (1) (2) (3) (4)
YEAR- END	AMOUNT (IN MILLIONS OF TONNES)	AVERAGE NICKEL GRADE (%)	AVERAGE COPPER GRADE (%)	AMOUNT (IN MILLIONS OF TONNES)	AVERAGE NICKEL GRADE (%)	AVERAGE COPPER GRADE (%)	AMOUNT (IN MILLIONS OF TONNES)	AVERAGE NICKEL GRADE (%)	AVERAGE COPPER GRADE (%)
1998	263	1.59	1.07	74	1.61	1.22	337	1.60	1.10
1999	213	1.62	1.13	92	1.67	1.09	305	1.64	1.11
2000	191	1.69	1.22	107	1.43	0.94	298	1.60	1.12
2001	156	1.81	1.31	111	1.40	0.97	267	1.64	1.17
2002	163	1.75	1.37	97	1.30	1.01	260	1.58	1.23

(1)	Reserves represent, in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), including the definitions thereunder, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are reserves for which (i) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(2)	Includes proven and probable ore reserves at Voisey’s Bay of 30 million tonnes grading 2.85 per cent nickel, 1.68 per cent copper and 0.14 per cent cobalt at December 31, 2002, 31 million tonnes grading 2.88 per cent nickel, 1.69 per cent copper and 0.14 per cent cobalt at December 31, 2001, and 32 million tonnes grading 2.83 per cent nickel, 1.68 per cent copper and 0.12 per cent cobalt at December 31, 2000, 1999 and 1998. As indicated under “Voisey’s Bay Nickel Company Limited – Negotiations with the Provincial Government” below, these reserves will not be mined until, among other conditions, the required mining lease and other permits are issued.

(3)	The Company, in accordance with applicable Canadian securities regulatory requirements, also estimates its mineral reserves (as well as mineral resources) in compliance with the definitions under the CIM Standards on Mineral Resources and Reserves Definitions and Guidelines adopted by the CIM Council of the Canadian Institute of Mining, Metallurgy and Petroleum in August 2000 (the “CIM Guidelines”). If the reserve numbers above estimated as of year-end 2002, 2001 and 2000 were prepared in accordance with such definitions for “mineral reserve”, “probable mineral reserve” and “proven mineral reserve” in the CIM Guidelines, there would be no substantive differences in such numbers from the total numbers for proven and probable ore reserves in the table above or as noted in the paragraph immediately following this table or with respect to the other reserve estimates set forth elsewhere in this Report. For the purposes of such Guidelines, the Ontario and Manitoba operations’ mineral reserves at their producing mines are estimated based on, among other factors, operating costs, and the mineral reserves estimates at such operations’ non-producing mines are based on, among other factors, mining costs derived from certain mining studies. Total reserve estimates are based on a number of assumptions such as mining methods, production and other costs, metal recovery rates and dilution factors. Such costs also include amortization and depreciation; selling, general and administration charges; marketing costs; and charges for stand-by mines. Projections of long-term metal prices and certain exchange rates are also used in preparing reserve estimates. For 2002, the long-term metal prices used for the major metals produced by the Company at its Ontario and Manitoba operations were nickel at $3.30 per pound (LME cash nickel price) with adjustments made for special product premiums, copper at $0.90 per pound, cobalt at $7.00 per pound, platinum at $420 per troy ounce, palladium at $250 per troy ounce and gold at $275 per troy ounce, and the long-term U.S. dollar-Canadian dollar exchange rate used was $1.00 to Cdn.$1.43. Based upon the timing of this estimate, for the Voisey’s Bay project the long- term prices used for 2002 were nickel at $3.20 per pound (LME cash nickel price) and a U.S. dollar-Canadian dollar exchange rate of $1.00 to Cdn.$1.52, with the other metals prices being the same as were used for Ontario and Manitoba. For 2001 and 2000, the long-term metal prices used for the major metals produced by the Company were nickel at $3.20 per pound (LME cash nickel price), with adjustments made for special product premiums realized in Ontario and Manitoba, copper at $1.00 per pound, cobalt at $10.00 per pound, platinum at $360 per troy ounce, palladium at $250 per troy ounce and gold at $300 per troy ounce, and the long-term U.S. dollar-Canadian dollar exchange rate used was $1.00 to Cdn.$1.43. With respect to the reserve estimates for 1998 and 1999 in the table, the estimates for 1999 were also prepared based upon the relevant definitions of the Australasian Code for Reporting of Mineral Resources and Ore Reserves prepared by the Joint Ore Reserves Committee of the Australasian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Mineral Council of Australia as amended or supplemented (the “JORC Code”) and the estimates for 1998 were prepared using corresponding definitions under recognized standards or codes at the time such estimates were first reported. If these estimates were prepared using such definitions in the CIM Guidelines, there would have been no substantive differences in such numbers from the numbers for such years shown in the table above.

(4)	In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. Robert A. Horn, Vice-President, Exploration, with the Company, has, as a qualified person within the meaning of such National Instrument (which means generally an individual with relevant experience as an engineer or geoscientist who is also a member in good standing of a recognized engineering or similar professional association), supervised the preparation of the reserve estimates and the other information shown in the table and notes above, including the estimates referred to in Notes (2) and (3), with respect to the Company’s Ontario and Manitoba operations and the Voisey’s Bay deposit. Mr. Horn has, in accordance with the requirements of such National Instrument, including the estimates referred to in Notes (2) and (3) with respect to the Company’s Ontario and Manitoba operations and the Voisey’s Bay deposit and any other applicable estimates therefor appearing elsewhere in this Report, conducted, either directly by himself or indirectly through employees of the Company reporting directly or indirectly to him, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purposes of verifying such data. Mr. Horn and his staff also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon recognized sampling, analytical testing, modeling and other procedures in the mining industry.

        Of the 260 million tonnes total aggregate of proven and probable ore reserves in Canada at December 31, 2002, a total of 185 million tonnes grading 1.49 per cent nickel and 1.26 per cent copper were in mines which were producing in 2002, and 75 million tonnes grading 1.82 per cent nickel and 1.19 per cent copper were in mines under development and in non-producing mines and undeveloped properties.

        During 2002, the Company’s aggregate of proven and probable ore reserves in Canada declined marginally due to normal mining operations, partially offset by new probable ore reserves identified in 2002. During 2001, in addition to the depletion of reserves due to normal mining operations, new mine plans that were developed for certain of the Company’s Ontario operations’ lower-grade deposits had the effect of reducing the aggregate of proven and probable ore reserves for those operations by about 20 million tonnes in total at year-end 2001 compared with year-end 2000. In 2000, the decline in the aggregate of proven and probable ore reserves at the Company’s Canadian operations was due to adjustments to mining plans, in addition to the depletion of reserves due to normal mining operations during the year. The additions to proven and probable ore reserves in 2002, 2001 and 2000 were not sufficient to replace the proven and probable ore reserves that were depleted as part of normal mining operations during those years.

        Inco’s mines and proven and probable ore reserves which are situated in Ontario are either owned by the Company or held under leases or licences of occupation. The Company is required to maintain these leases and licences of occupation which are issued by the provincial government.

        In early March 2001, a party purported to stake mining claims and then initiated an administrative appeal in the Province of Ontario effectively contesting the validity of a licence of occupation originally granted to the Company more than 50 years ago covering a portion of the Company’s Kelly Lake deposit which was identified in 1997. The actions taken by this party alleged that the Company’s rights under the licence had been lost because the Company had not made timely payments in accordance with the then applicable requirements for the periodic payment of the rent required to be paid to the province to maintain the licence. All of the appeals initiated by this party contesting the license were dismissed during 2001 and 2002. As a result of the dismissal of the appeals and the enactment of new legislation in Ontario in 2002, the Company does not anticipate any future challenges to the validity of such licences on the grounds alleged by this party.

        The Company has mining rights in Manitoba sufficient for the purposes of its currently planned operations. Approximately 90 per cent of the Company’s proven and probable ore reserves in Manitoba are held under a group of mining leases issued by the Province of Manitoba which, after the expiry of their initial terms, were renewable at the option of the Company for two further terms of 21 years each as long as mining operations were in progress at the time of renewal at any location within the area covered by the group of leases, and for an unlimited number of additional 21-year terms as long as production continues from such area or the mine on such area is maintained on a standby basis. The initial terms of these leases expired during the years 1978 to 1983 and they were renewed for 21-year terms expiring in the years 1999 to 2004. The leases expiring in the years 1999 to 2002 were renewed in those years for additional terms of 21 years each ‘and the leases expiring in 2003 are scheduled for renewal in 2003. In 1992, three production leases held by the Company to protect ore reserves which were not within the area covered by the group of mining leases referred to above were converted into leases having initial terms of 21 years in accordance with the applicable regulations; each of these production leases is renewable at the Company’s option for an unlimited number of additional 21-year terms as long as production continues from the area covered by this group of leases or the mine on such area is maintained on a standby basis.

        VBNC owns a 100 per cent interest in 10 mineral licences covering 2,323 mineral claims in three separate claim blocks in Labrador covering a total area of approximately 580 square kilometres, including the mineral claims comprising the Voisey’s Bay deposit. As part of an exploration program that has been in place for over five years, VBNC’s mineral claims were further consolidated in 2002, and certain claims outside the block comprising the Voisey’s Bay deposit were relinquished. VBNC’s mineral licences are renewable annually, subject to VBNC meeting certain minimum requirements for expenditures on the properties covered by the licences and certain periodic reporting requirements. All of the licences are currently in good standing and VBNC expects to continue to meet the minimum requirements for their annual renewal in the future. In order to commercially develop these claims, the licences must be converted into one or more leases in accordance with provincial laws and regulations. In December 1998, the provincial mining legislation was amended to eliminate the requirement that a party must be able to earn a reasonable return on its investment in smelting and/or refining facilities if the Province were to require, as a condition to issuance of a mining lease, that some or all smelting and/or refining be completed in the Province. See “Voisey’s Bay Nickel Company Limited – Negotiations with the Provincial Government” below for the principal conditions that are to apply to the Voisey’s Bay project based upon the agreements entered into with the Province in 2002.

        Pursuant to the terms of an option agreement originally entered into in 1993 (the “Option Agreement”), Diamond Fields Resources Inc. (“Diamond Fields”) acquired, upon the exercise of the option thereunder, all of the mineral claims of Archean Resources Ltd. (“Archean”) in Labrador and Archean was granted a royalty, payable quarterly, equal to three per cent of net smelter returns from mining production from VBNC’s Labrador properties, including the Voisey’s Bay deposit, and a three per cent gross royalty (also payable quarterly) on the gross value of raw diamonds and/or gemstones recovered from these properties. The Option Agreement was assigned to VBNC by Diamond Fields in 1995. The royalty is secured by a mortgage on VBNC’s Labrador properties in the maximum aggregate principal amount of $100 million. The mortgage is expressly subordinated to any mine development financing that might be obtained in the future.

        The Voisey’s Bay deposit is within a geographical area that has been the subject of land claims negotiations between certain aboriginal groups and the Governments of Canada and the Province of Newfoundland and Labrador. Aboriginal groups asserting land claims in the area include the Labrador Inuit Association (the “LIA”) and Innu Nation. For further information, see “Voisey’s Bay Nickel Company Limited – Negotiations with Aboriginal Groups” below.

        The Company’s exploration activities are discussed under “Exploration and Project Development” below.

PT International Nickel Indonesia Tbk

      General

        Inco owns 59 per cent of the equity of PT Inco, with Sumitomo Metal Mining Co., Ltd. (“SMM”) holding slightly more than 20 per cent and public shareholders holding a total equity interest of 20 per cent. PT Inco’s shares are traded on the Jakarta Stock Exchange. The cost of Inco’s investment in the shares of PT Inco was approximately $364 million at December 31, 2002, the same as at December 31, 2001 and 2000. At December 31, 2002, PT Inco had outstanding indebtedness to third party lenders totaling $269 million, compared with $292 million at year-end 2001 and $356 million at year-end 2000. This indebtedness was incurred primarily to finance the expansion project referred to below under “Contract of Work Extension and Expansion of Facilities”.

        In view of its remote location, PT Inco’s production facilities are almost completely self-contained. They consist of an open-cast laterite mine, a processing plant with four electric furnace smelting lines (including a fourth line constructed as part of the PT Inco expansion project referred to below), thermal and hydroelectric power generating facilities and ancillary infrastructure, including a townsite, roads, an airport and port facilities.

        Since 1998, Indonesia has been experiencing economic and political turmoil, some of which have been compounded by a downturn in the global economy. Indonesia’s return to economic and political stability will be dependent to a large extent on the effectiveness of measures taken by the democratically elected Government of Indonesia to restore business and popular confidence, decisions of international financial institutions, including the World Bank and the International Monetary Fund, regarding the availability of financing to Indonesia and companies operating in Indonesia, global economic conditions, and a number of other factors, including regulatory and political developments within Indonesia, which are beyond the Company’s control or ability to predict.

        In the Indonesian mining sector, mining companies have been facing several challenges stemming from the problems being experienced by Indonesia. These challenges include regulatory uncertainty under regional autonomy legislation which has sought to transfer governmental power in a number of areas, including taxation and mining regulations, from the central government to regional governments; overlapping and unclear tax and environmental legislation enacted by central, provincial and local government authorities; weakness in the banking sector; illegal mining activities; increasingly militant actions of non-governmental organizations and labour unions; and continued disputes between mining companies and local communities who are making increasing demands on mining companies operating in their communities. These challenges may, in time, affect the Company’s operations and have, to the extent possible, been taken into account by PT Inco’s management in evaluating PT Inco’s current and future activities in Indonesia.

      Contract of Work Extension and Expansion of Facilities

        PT Inco’s operations are conducted pursuant to a Contract of Work with the Government of Indonesia under which PT Inco is the “sole contractor” of the Indonesian government for the production and marketing of nickel and associated minerals (other than radioactive materials) mined in specified areas on the island of Sulawesi. The original Contract of Work was signed in 1968 and in January 1996 PT Inco signed an agreement with the Government of Indonesia to modify and extend the Contract of Work to the year 2025, subject to further extensions with the consent of the Government of Indonesia, from its original expiry date in 2008. The Contract of Work confers upon PT Inco all authorizations necessary for the development and operation of its nickel project.

        In late 1999, PT Inco completed a major expansion project that increased its production capacity by 50 per cent to 68,000 tonnes of nickel in matte per year. The expansion involved improvements to the three existing smelting lines and the construction of a fourth electric furnace smelting line together with the construction of 93 megawatts of additional low-cost hydroelectric generating capacity at Balambano, approximately 25 kilometres from PT Inco’s production facilities at Sorowako.

        Financing for the expansion project was provided by a group of international lenders in the total principal amount of $340 million for the expansion project and an additional $81 million to refinance then existing PT Inco debt. The remainder of the original estimated cost of $580 million for the project had been expected to be provided by PT Inco’s available cash balances plus cash generated by existing operations during the construction period. However, as a result of lower production levels caused by limited rainfall and its adverse effect on hydroelectric power generation in 1998 and 1997, low nickel prices and increased costs due to construction delays associated with its new hydroelectric facilities, PT Inco’s ability to generate cash was significantly reduced and, as a result, Inco Limited agreed in May 1999 to provide PT Inco with a loan facility under which $88 million was advanced. These advances have since been repaid.

        PT Inco’s existing hydroelectric facilities were constructed and are currently operated pursuant to a 1975 decree of the Indonesian government. This decree, which also covers the Balambano generating capacity which was part of the expansion project, vests an Indonesian ministry with the right, upon two years’ prior written notice to PT Inco, to acquire the hydroelectric facilities. No such notice has been given. If such right were exercised, the decree also provides that the hydroelectric facilities would be acquired at their depreciated value subject to the ministry providing PT Inco with sufficient power to meet its operating requirements, at a rate based on costs plus a normal profit margin, for the remaining term of the Contract of Work.

        PT Inco’s ore reserves and other deposits at Sorowako on the island of Sulawesi are sufficient to support its operations for more than 20 years, and have the potential to continue to supply PT Inco’s operations for a number of additional years. Future expansions are possible, as warranted by market conditions, by developing the extensive laterite nickel deposits within PT Inco’s Contract of Work area in the Sorowako outer area and at Bahodopi and Pomalaa, located approximately 80 kilometres and 200 kilometres, respectively, from PT Inco’s operations at Sorowako.

        When PT Inco’s Contract of Work was extended in 1996, PT Inco agreed to several undertakings with regard to future expansions of its operations. Under one such undertaking, PT Inco agreed, subject to economic and technical feasibility, to construct production plants at Pomalaa in Southeast Sulawesi and Bahodopi in Central Sulawesi. The Contract of Work indicated that the first plant could be in operation by 2005 and the second by 2010, but did not specify which plant was to be constructed first.

        In February 2003, PT Inco signed a Cooperative Resources Agreement (the “CRA”) with PT Aneka Tambang Tbk (“PT Antam”), an Indonesian government-controlled diversified mining company and producer of ferronickel whose nickel operations are located at Pomalaa. Under the CRA, PT Inco agreed to supply saprolite, a relatively high grade of lateritic ore, to PT Antam from PT Inco’s contract area in Pomalaa at prices based on an agreed upon pricing formula. The initial term of the CRA is 36 months starting from the initial delivery of ore by PT Inco to PT Antam. The CRA can be extended for one or more additional terms of 12 months each provided PT Antam has fulfilled its obligations under the CRA. PT Inco has certain unilateral termination rights under the CRA.

        In conjunction with the CRA, PT Inco obtained the approval of the Indonesian Minister of Energy and Mineral Resources with respect to PT Inco meeting certain of its undertakings covering future mining and processing activities under its Contract of Work by virtue of entering into the CRA. That approval indicated that PT Inco will be deemed to have satisfied its obligation to build a commercial plant at Pomalaa until the later of December 31, 2008 or the termination of the CRA, following which PT Inco will be obligated to deliver a report evaluating the technical and economic feasibility of constructing such a plant to the Government of Indonesia. PT Inco’s obligation under its Contract of Work concerning the construction of a commercial plant at Bahodopi by 2010, subject to economic and technical feasibility, remains in effect.

        PT Inco believes that the CRA provides a number of benefits to PT Inco, including (i) enabling PT Inco’s saprolite mineral deposits at Pomalaa to be developed on a basis that should provide PT Inco with a reasonable return, (ii) satisfying certain of PT Inco’s undertakings under its Contract of Work, (iii) evidencing, in addition to Inco’s Sorowako expansion in 1999, Inco’s continuing commitment to the Indonesian mining sector at a time of economic and political uncertainty in that country, and (iv) satisfying certain concerns relating to regional development expressed by the provincial and regional governments in Southeast Sulawesi which have assumed a greater role in the development of regional natural resources under Indonesia’s regional autonomy program.

      Operations

        Production of nickel in matte at PT Inco decreased by five per cent to 59,500 tonnes in 2002, reflecting the planned rebuild of one of PT Inco’s furnaces and related facilities during 2002. This rebuild is expected to be completed by the end of the first quarter of 2003. Production in 2001 increased by six per cent to 62,600 tonnes from 59,200 tonnes in 2000, primarily due to the continuing ramp-up to design capacity of the PT Inco expansion project. Nickel in matte, an intermediate product, is sold by PT Inco primarily into the Japanese market. Approximately 95 per cent of PT Inco’s electric power requirements are supplied by its 165 megawatt hydroelectric generating facilities on the Larona River and its newer 93 megawatt facilities at Balambano which began operation in 2000 and has been operating above its design capacity. PT Inco still required approximately 362,000 tonnes of fuel oil to operate its dryers, kilns and other oil-fired facilities in 2002.

        Largely as a result of improved nickel prices, PT Inco’s net earnings, as reported to its shareholders, were $30 million in 2002, compared with $9 million in 2001 and $81 million in 2000. PT Inco’s net realized price for nickel in matte in 2002 averaged $5,114 per tonne ($2.32 per pound), compared with $4,836 per tonne ($2.19 per pound) in 2001 and $6,744 per tonne ($3.06 per pound) in 2000. The selling price of PT Inco’s nickel in matte is determined by a formula which is based upon the LME cash price for nickel.

        The following table shows PT Inco’s production, together with deliveries by the Company of finished nickel refined from PT Inco’s matte, for the five years ended December 31, 2002:

YEAR	PRODUCTION OF NICKEL IN MATTE	DELIVERIES OF FINISHED NICKEL TO CUSTOMERS (1)
	(IN TONNES)
1998	35,300	32,978
1999	45,400	42,285
2000	59,200	60,192
2001	62,600	61,019
2002	59,500	61,997

(1)	Includes 6,891 tonnes in 1998, 9,638 tonnes in 1999, 12,064 tonnes in 2000, 12,283 tonnes in 2001 and 12,557 tonnes in 2002 of nickel in matte delivered to SMM as a final product.

        PT Inco’s ore reserves at the end of 2002 in the Sorowako plant area were 51 million tonnes of proven reserves grading 1.71 per cent nickel and 40 million tonnes of probable reserves grading 1.76 per cent nickel, compared with 55 million tonnes of proven reserves grading 1.66 per cent nickel and 42 million tonnes of probable reserves grading 1.74 per cent nickel at the end of 2001 and 91 million tonnes of proven reserves grading 1.82 per cent nickel and 10 million tonnes of probable reserves grading 1.79 per cent nickel at the end of 2000.9 During 2001, the Company and PT Inco revised the applicable cut-off grades used in such estimates by adopting the breakeven analysis and procedures that were being applied at the Company’s Ontario and Manitoba operations. As a result of these changes in analysis and procedures utilized by PT Inco, a portion of the ore reserve estimates as of year-end 2000 were reclassified from proven to probable ore reserves as of year-end 2001 and the average nickel grade for PT Inco’s total proven and probable ore reserve estimates decreased as of year-end 2001 by approximately 0.1 per cent with the tonnage remaining relatively unchanged after accounting for mining removal.

        The long-term price for nickel in matte used to prepare the estimates of PT Inco’s ore reserves for 2002 was $3.20 per pound (LME cash nickel price), the long-term U.S. dollar-Canadian dollar exchange rate used was $1.00 to Cdn.$1.43 and the long-term U.S. dollar-Indonesian Rupiah exchange rate used was $1.00 to 9,500 Rupiah. The long-term nickel price assumption used for Indonesia varies from the assumption used to prepare the ore reserve estimates for the Company’s Ontario and Manitoba operations due to the timing of these assessments and evaluations.

        The Indonesian government has indicated that it is still reviewing the scope of legislation originally enacted in 1999 covering protected forests in Indonesia. While this legislation covers certain parts of PT Inco’s Contract of Work concessionary areas, the government has indicated that it may amend this

[9]	In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. Robert A. Horn, Vice-President, Exploration and Mr. Robert C. Osborne, Consulting Geologist, Laterites with the Company, have, each as a qualified person within the meaning of such National Instrument, either supervised or was involved in the supervision of the preparation of the estimates of such proven and probable ore reserves as of year-end 2002 and 2001 in accordance with the CIM Guidelines. For 2000, such reserve estimates were based upon definitions under the JORC Code referred to in Note (3) to the table under “Ore Reserves and Mining Rights in Canada” above and Messrs. Horn and Osborne, each as a qualified person within the meaning of such National Instrument, either supervised or was involved in the supervision of the preparation of the estimates of such reserves. The JORC Code definitions are substantially similar to those under the CIM Guidelines. If such estimates as of year-end 2000 were prepared using the relevant definitions under the CIM Guidelines referred to in Note (3) to the table under “Ore Reserves and Mining Rights in Canada” above, where such reserves would also be prepared using, among other assumptions, cut-off grades derived from then-current operating costs and metal recovery rates, they would not differ substantially from these reserve estimates as prepared using the JORC Code definitions. These estimates would be identical under the applicable rules and regulations of the SEC and such definitions are substantially the same as the corresponding definitions under the SEC rules and regulations. For the relevant estimates, Messrs. Horn and Osborne have, in accordance with the requirements of such National Instrument, each conducted, either directly by himself or indirectly through employees of the Company reporting directly or indirectly to him, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purposes of verifying such data. Messrs. Horn and Osborne and their staffs also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon recognized sampling, analytical testing, modeling and other procedures in the mining industry. Reference is made to Note (3) to the table under “Ore Reserves and Mining Rights in Canada” above for additional information on how the reserve estimates for the 2000-2002 period were prepared.

legislation to permit companies like PT Inco, which operate under Contracts of Work predating the legislation, to conduct operations in such areas. Pending enactment of such amendments, the Company cannot determine at this time whether this legislation will have any significant adverse effect on PT Inco’s operations or financial condition.

      Sales

        All of PT Inco’s production is sold in U.S. dollars under long-term contracts to Inco and SMM which, by their terms, continue until the expiration of the Contract of Work. These contracts provide that if the Contract of Work is extended or renewed the contracts will be extended for the period of such extension or renewal. Under these contracts, about 20 per cent of PT Inco’s production is sold to SMM and the balance to Inco.

        PT Inco’s deliveries of nickel in matte totalled 61,900 tonnes in 2002, compared with 60,500 tonnes in 2001 and 58,800 tonnes in 2000. The Japanese nickel market continues to be particularly important to PT Inco since PT Inco’s operations were conceived, in part, as a stable source of feed material to Japanese nickel refiners in the form of a processed intermediate nickel product which could be imported free of existing Japanese tariffs levied on refined nickel metal and other finished forms of nickel. Based upon estimated 2002 Japanese nickel demand of 185,000 tonnes, finished nickel produced in 2002 from PT Inco matte supplied approximately 21 per cent of this market.

        Inco owns a 67 per cent interest in ITL which processes nickel in matte from PT Inco to produce finished products for the stainless steel industry in Japan.

Goro Nickel S.A.

        Through its wholly-owned subsidiary, Inco S.A., Inco owns an 85 per cent interest in Goro Nickel, with a French government agency, Bureau de Recherches Géologiques et Minières (“BRGM”), currently holding the other 15 per cent. Goro Nickel holds a number of claims covering nickel-cobalt properties in New Caledonia, located about 1,500 kilometres east of Australia. These properties have an extensive laterite resource base, including an initial mining zone with, as of year-end 2002, an estimated 44 million tonnes of proven ore reserves grading 1.41 per cent nickel and 0.13 per cent cobalt and 13 million tonnes of probable ore reserves grading 1.92 per cent nickel and 0.08 per cent cobalt which has been outlined as an initial source of feed for a commercial plant.10 The long-term metal prices used to prepare this estimate of Goro Nickel’s ore reserves were nickel at $3.20 per pound (LME cash nickel price) and cobalt at $7.00 per pound, and the long-term U.S. dollar-Canadian dollar exchange rate used was $1.00 to Cdn.$1.52 and, given the status of the comprehensive review of the Goro project referred to below, the capital cost estimate used for this estimate of reserves reflected an increase of approximately 15 per cent above the capital cost estimate of $1,450 million which had been based upon the Goro project’s March 2001 bankable feasibility study. This ore reserve base can be mined using low-cost open pit methods, which, when combined with Inco’s proprietary pressure-acid leaching and solvent extraction (PAL-SX) technology, gives the project the potential to have one of the lowest cash costs of nickel production in the world.

10	In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. Robert A. Horn, Vice-President, Exploration, with the Company, has, as a qualified person within the meaning of such National Instrument, supervised the preparation of the estimates of such proven and probable ore reserves as of year-end 2002 based on the CIM Guidelines. Such estimates are identical under the applicable rules and regulations of the SEC and such definitions are substantially the same as corresponding definitions under the SEC rules and regulations. Mr. Horn has, in accordance with the requirements of such National Instrument, conducted, either directly by himself or indirectly through employees of the Company reporting directly or indirectly to him, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purposes of verifying such data. Mr. Horn and his staff also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon recognized sampling, analytical testing, modeling and other procedures in the mining industry. Reference is also made to Note (3) to the table under “Ore Reserves and Mining Rights in Canada” above for additional information on how reserve estimates for 2002 were prepared.

        In 1999, the Company completed the construction of an integrated pilot plant in New Caledonia capable of processing 12 tonnes of ore per day to continue with the development of the PAL-SX technology required for commercialization. The pilot plant operated successfully for over two years, both in further proving the PAL-SX technology and in training the core workforce for a future commercial plant.

        In April 2001, following completion of a bankable feasibility study, the Company announced that it planned to proceed with the construction of a commercial nickel-cobalt project at Goro. The project consists of a fully integrated mining and processing facility with a planned annual capacity of approximately 55,000 tonnes of nickel and 4,500 tonnes of cobalt. The Goro project is currently expected to produce a nickel oxide product containing 78 per cent nickel and a cobalt carbonate product. The operation is expected to supply nickel to stainless steel customers in South Korea, Taiwan and eventually China. In June 2001, the Company announced that Goro Nickel had reached an agreement in principle with a joint venture of Bechtel Overseas Corporation of the United States and Technip France S.A. of France, in association with Hatch Associates Ltd. of Canada as subcontractor, to act as the prime contractors for the construction of the Goro project, and the definitive contracts with the joint venture companies were signed in April 2002.

        During 2002, Inco proceeded with the commercial development of the Goro project. In early September 2002, the project experienced labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, a decision was made to curtail certain activities at the project site to enable Goro Nickel, contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. Over the September to November 2002 period, a number of procedures were put in place as part of a phased resumption of certain of the project activities that had been curtailed. At the same time that the labour disruptions referred to above occurred, Inco began updating the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, project schedule and organization. Work on certain critical parts of the project, including engineering, continued during this update process.

        On December 5, 2002, the Company announced that it would be undertaking a comprehensive review of all key aspects of the Goro project. This action was based upon information received by the Company from the joint venture companies referred to above acting as the prime construction contractors that, if confirmed, would indicate an increase in the capital cost estimate for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. The objective of this review is to assess all information on the project, including the various cost estimates and trends, and determine what changes in the capital cost estimate and the project can be made to maintain the project’s economic feasibility. The review of the capital cost estimate includes determining what downward adjustments can be made in such estimate through scope or design changes, modifications to construction and related plans and civil and other contractual arrangements, and alternative project execution strategies. Since that announcement, Inco has been evaluating what onsite and offsite work should be curtailed or stopped and what work should be continued while this review is ongoing. Based upon this ongoing evaluation, the Company has also been reviewing various contractual and other arrangements covering construction and other work relating to the Goro project and implementing certain actions to suspend or terminate certain of those contractual arrangements. These actions, as discussed above, resulted in an after-tax charge of $26 million recorded in the fourth quarter of 2002.

        As of December 31, 2002, the Company had spent approximately $385 million on the Goro project since July 1, 2001 when this project was formally launched. This amount excludes a current estimate of approximately $260 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments, and accruals of approximately $120 million relating to such requirements as of year-end 2002, most of which is expected to have value for the project.

        The project review process is still in its preliminary stages given its planned scope. Inco does not currently expect to be in a position to report on the results of this review, including an updated capital cost estimate for the project and the additional effect, if any, that this review could have on the Company’s financial results, until at least the end of the second quarter or early in the third quarter of

2003. The Company has been working with various parties to assist it in the review process. While, as discussed above, the key objective of this comprehensive review is to implement such actions and steps as may be required to have a project that will meet an acceptable rate of return on the investment to be made in this project, if, upon completion of the review, the Company were to conclude that the Goro project could not be restructured to meet the Company’s rate of return on investment requirements, the Company would likely write off all or a substantial portion of the carrying value of the Goro project and would also lose the expected future production from Goro. Such a result would have a materially adverse effect on the Company’s business, results of operations, liquidity and financial condition.

        During 2002, Inco held negotiations with a Japanese consortium to be led by Sumitomo Metal Mining Co., Ltd. concerning the consortium’s continuing interest in acquiring a 25 per cent interest in the Goro project. Given the review of the project currently being undertaken, formal negotiations with this consortium were suspended in late 2002 pending the completion of the review, but Inco has continued to have discussions with the Japanese consortium regarding their continued interest in this acquisition. The Company has also requested the deferral of the $350 million in tax advantaged Paul Act financing for which the French authorities had granted their consent in principle in 2002. While the Company believes that this financing will be available for the Goro project, there can be no assurance that this request will be granted. The Company has continued to work with the New Caledonian and French governments on the permitting and certain other requirements relating to the project. During 2002, Inco also entered into negotiations covering the acquisition of BRGM’s 15 per cent interest in Goro Nickel and reached an agreement in principle with BRGM on such an acquisition. Given the project review referred to above and that such an acquisition was linked to the Japanese consortium’s acquisition of a 25 per cent interest in Goro Nickel, these negotiations were suspended pending the completion of the project review. Inco also held discussions during 2002 with representatives of the Government of New Caledonia concerning the terms under which the government or an agency thereof would receive a five per cent interest in Goro Nickel and have certain rights to acquire an additional five per cent interest once the project had met certain financial returns for its principal shareholders.

        The New Caledonian authorities enacted a fiscal regime in 2001 which provides a nominal 15-year tax holiday plus an additional five years at tax rates that are 50 per cent of the prevailing tax rates for qualifying metallurgical companies. If the project achieves an internal rate of return in excess of a cumulative threshold rate during this 20-year period, the applicable tax rates or levels for the project would then be adjusted prospectively to be equivalent to the general rates or levels then in effect for mining and processing companies.

        New Caledonia is currently an overseas territorial community (Collectivité territoriale) of France having special legal status under the French constitution, including significant autonomy except in foreign relations, defence, justice, currency and certain other related areas. As part of the objective of increasing New Caledonia’s autonomy from France and to implement arrangements to address political and other issues that New Caledonia had experienced, in 1998 the French government, the New Caledonian government and two New Caledonian political movements representing the native population entered into the Noumea accord. This accord sets forth a process and timetable for increasing the autonomy of New Caledonia over the next 15 years, culminating in a referendum to be held by 2018 on whether New Caledonia would become fully independent from France. As part of the initial phase of the accord, steps have been taken, and will be taken over the next few years, to develop the form of provincial governments to be part of the New Caledonian government structure and to pass local legislation, including the enactment of a new mining law, that will provide for the transfer of certain authority in a number of areas still maintained by France to the New Caledonian government. The Company does not believe that these developments will have an adverse effect on the Goro project but there can be no assurances in this regard.

Voisey’s Bay Nickel Company Limited

      Voisey’s Bay Deposit

        The Voisey’s Bay deposit consists of three main bodies of mineralization, the Ovoid, the Eastern Deeps and related deposits and the Western Extension, including the Reid Brook and Discovery Hill zones and other small zones. As of year-end 2002, proven and probable ore reserves of 30 million tonnes grading 2.85 per cent nickel, 1.68 per cent copper and 0.14 per cent cobalt were estimated for the Ovoid, based on a mill throughput of 6,000 tonnes per day. These reserve estimates have been updated from year-end 2001 as a result of additional drilling and revised mining plans. This study may result in further revisions to these reserve estimates. The Voisey’s Bay ore reserves are included in the table under “Ore Reserves and Mining Rights in Canada” above for each of the years shown on the table. Reference is made to the notes to such table for information on how these reserves were estimated.

        While the Ovoid deposit is accessible by open-pit mining, most of the mineralization discovered to date in the remaining bodies is not amenable to open-pit mining. No detailed exploration and engineering work necessary to design a mining plan for underground zones has as yet been undertaken. In 2002, preliminary mining assessments were carried out on the Eastern Deeps, Discovery Hill and the upper portion of the Reid Brook deposits. The results of these assessments are being used to facilitate the planning for further exploration from surface to delineate these deposits sufficiently to carry out preliminary feasibility studies for such deposits.

        VBNC’s exploration expenditures in Labrador totalled $180,000 in 2002, compared with $4 million in 2001 and $6 million in 2000. Although further drilling was carried out on the Ovoid deposit in connection with the preparation of the bankable feasibility study for the initial phase of the project, the development of the mine, mill and related facilities in the Voisey’s Bay area, no exploration drilling was carried out in 2002 and none is planned for 2003. A total of 7,431 metres of exploration drilling was completed in 2001 and 23,077 metres in 2000. Down-hole geophysical surveys were carried out on the Eastern Deeps and Reid Brook deposits in 2002 to collect geotechnical information in support of the planning for the advanced surface exploration program. These surveys included positioning surveys using gyroscopic instruments and seismic surveys to evaluate the effectiveness of seismic tomographic surveys, commonly used in the petroleum industry, to assist in the delineation the underground deposits. Evaluations of the exploration claims held by VBNC in Labrador continued in 2002 and by the end of the year approximately 95 per cent of the regional claims, outside of the main block of claims which contains all the currently known ore reserves, were considered to have no further exploration potential and were relinquished to Archean under the terms of the Option Agreement referred to above. Reference is also made to the Notes to the table under “Ore Reserves and Mining Rights in Canada” above for information on how such reserve estimates were prepared and how the Company meets certain Canadian securities regulatory requirements for the purpose of any resource estimates it might prepare.

        Several additional target areas have been identified on the Voisey’s Bay Main Block claims, including the Ryan’s Pond prospect. However, the Company does not believe that further exploration would be cost-effective or warranted until the development of the site is completed and the current deposits are in production.

      Environmental Review Process

        The scope of the environmental review and approval process for the Voisey’s Bay project was established under a January 1997 memorandum of understanding among the Governments of Canada and the Province of Newfoundland and Labrador, the LIA and Innu Nation on a harmonized environmental review process for the mine, concentrator and related facilities and infrastructure in the Voisey’s Bay area (the “Mine/Concentrator Project”).

        The Mine/Concentrator Project was the first major mining project to be subject to full review under the Canadian Environmental Assessment Act since this legislation came into effect in January 1995. In early 1997, a five-person environmental assessment panel was selected pursuant to the January 1997 memorandum of understanding to conduct the environmental assessment of the Mine/Concentrator

Project. The environmental assessment process, including public hearings, were held over the 1998 to 1999 period and the panel issued its report and recommendations in April 1999. The panel recommended that the Mine/Concentrator Project proceed subject to a number of other separate recommendations. In August 1999, the federal and provincial governments announced their respective detailed responses to the environmental assessment panel’s recommendations. Both governments released the Mine/Concentrator Project from the environmental assessment process subject to certain terms and conditions, including measures intended to mitigate potential environmental effects relating to the Mine/Concentrator Project, and accepted a number of the panel’s recommendations. The Company does not believe that those recommendations or the terms and conditions of the releases stipulated by the governments will create unduly burdensome financial or other restrictions on the Mine/Concentrator Project.

        In 1999, the federal and provincial governments entered into negotiations with the LIA and Innu Nation to develop a project-specific environmental management agreement for the issuance of the necessary governmental licences and permits for the Mine/Concentrator Project. Given certain court actions filed in September 1999, as discussed below, no further discussions on such an agreement were held while those court actions had not been withdrawn or dismissed. With the agreement on the commercial development of the Voisey’s Bay project which having been reached in mid-2002, as discussed below, these discussions restarted and in July 2002 the governments entered into an environmental management agreement with the LIA and Innu Nation which created an environmental management board in order to provide for participation by these aboriginal groups in the process leading to the issuance of the necessary licences and permits for the Mine/Concentrator Project. The environmental management board has been meeting since it was created in July 2002 to address the issuance of the necessary permits and licences for the Mine/Concentrator Project, including the lease to be issued to VBNC pursuant to the definitive agreements entered into with the Province of Newfoundland and Labrador, as discussed below.

        In early September 1999, separate court actions were filed in the Canadian federal courts by the LIA and Innu Nation asserting that the federal government should have imposed additional conditions to, and did not meet certain consultative and other requirements in arriving at, its decision to release the Mine/Concentrator Project from the environmental assessment process. These actions were stayed pending the outcome of the ongoing negotiations of separate impacts and benefits agreements (“IBAs”) with the LIA and Innu Nation and in the summer of 2002 both of these court actions were discontinued as conditions to the effectiveness of the IBAs that VBNC entered into with the two aboriginal groups, as discussed below. In addition, in mid-October 1999 another aboriginal group, the Nunavik Inuit, filed an action against a federal minister in the Canadian federal courts, asserting that its rights had not been properly considered or protected in land claims negotiations and the agreement in principle on land claims reached in May 1999 between the federal government and the LIA. This dispute has been settled and the action was discontinued by the Nunavik Inuit.

      Negotiations with Aboriginal Groups

        In June 2001, when confidential negotiations with the Province restarted on the terms that would enable to project to proceed, VBNC also resumed separate IBA negotiations with the LIA and Innu Nation. VBNC reached agreement on IBAs with both the LIA and Innu Nation in May 2002. These IBAs were subsequently ratified by the respective memberships of the two aboriginal groups and were signed by the parties effective July 29, 2002. The IBAs set forth (i) certain payments to be made to the LIA and Innu Nation by Inco and VBNC over the life of the Voisey’s Bay project, (ii) programs relating to training, employment and business opportunities for the LIA and Innu Nation and (iii) the participation of the LIA and Innu Nation in environmental and certain other programs and procedures relating to the operation of the Mine/Concentrator Project.

        The Company understands that, following separate confidential negotiations between each of the LIA and Innu Nation and the Governments of Canada and the Province of Newfoundland and Labrador, interim agreements were reached to resolve the respective land claims of the LIA and Innu Nation in July 2002. Neither VBNC nor the Company was a party to these agreements nor to the negotiations leading to those agreements. The LIA has since reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, as well as an interim measures agreement to allow the Mine/Concentrator Project to proceed. The Company understands that the governments and the LIA are continuing their negotiations towards the conclusion of a final comprehensive land claims agreement among those parties.

        Innu Nation had indicated in January 1999 that it was evaluating the alternatives available to it in pursuing its land claims. In the fall of 2000, Innu Nation and the federal government began negotiating the registration of the Innu people of Labrador to become eligible for benefits under the Indian Act (Canada) . Innu Nation has also reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, and entered into a memorandum of agreement under which Innu Nation agreed, among other things, not to assert any aboriginal land claims in the Voisey’s Bay area, thereby allowing the Mine/Concentrator Project to proceed. The Company has been advised that the Innu of Labrador were registered for eligibility under the Indian Act in November 2002, and that work continues on the creation of Indian reserves for Innu communities in Labrador. The Company also understands that the federal and provincial governments and Innu Nation are continuing negotiations towards the conclusion of a final comprehensive land claims agreement.

      Negotiations with the Provincial Government

        In mid-1998, following confidential discussions with the Government of Newfoundland and Labrador, the Company and VBNC proposed to provincial officials an initial Mine/Concentrator Project to produce intermediate concentrate from the Voisey’s Bay deposit, with the concentrate to be further processed at the Company’s existing processing facilities in Ontario and Manitoba, where there will be excess capacity. As part of this initial project, the Company proposed to carry out an extensive underground exploration program to determine the economic feasibility of the underground deposits at Voisey’s Bay. The Company’s proposal also included the development, if and when economic, of additional processing facilities in the Province. This approach is similar to the approach used successfully in Sudbury and other nickel locations where facilities have been developed in stages as additional ore reserves have been proved. In July 1998, the Province turned down this proposal and suspended negotiations with the Company.

        Over the last half of 1999, the Company engaged in discussions with the provincial government on a revised project framework for development of the Voisey’s Bay deposit. These negotiations did not result in an agreement as the Province insisted that the Company provide an unconditional guarantee that processing facilities would be built in the Province, even if they were not economic.

        No further negotiations were held until June 2001, when the Company resumed confidential negotiations with representatives of the Province of Newfoundland and Labrador concerning the terms of an agreement on the commercial development of the Voisey’s Bay deposit. These negotiations continued in the first half of 2002 and on June 11, 2002 the Company and the Government of Newfoundland and Labrador announced their agreement on a non-binding statement of principles covering the development of the Voisey’s Bay project. The statement of principles was approved by the provincial legislature in late June 2002 and on October 7, 2002 Inco and VBNC signed definitive agreements with the Government to implement the terms of the statement of principles. The definitive agreements provide for the development of a mine and concentrator processing plant at Voisey’s Bay, representing the Mine/Concentrator Project, a research and development program focusing on hydrometallurgical processing technologies, an industrial and employment benefits program for the Voisey’s Bay project, a timetable for the start and completion of the principal stages of the project, and other key parts and requirements covering the overall development of the Voisey’s Bay project. The definitive agreements set forth certain obligations of the Company to construct and operate (i) a demonstration plant in the Province as part of the overall research and development program to test hydrometallurgical processing technologies to treat nickel-containing ores or intermediate products from the Voisey’s Bay deposits and (ii) subject to technical and economic feasibility pursuant to the terms thereof, a commercial processing facility in the Province by the end of 2011 to treat all of the Voisey’s Bay ores or intermediate product to produce finished nickel and cobalt product based upon hydrometallurgical processing technologies or, if such technologies do not meet certain technical and/or economic feasibility requirements, as may be determined by one or more agreed upon experts as provided for in such agreements, a conventional refinery. Once the demonstration plant is completed and has received intermediate concentrate product from the Mine/Concentrator Project for testing, Inco can ship quantities of intermediate concentrate product(s) produced by the Mine/Concentrator Project containing nickel and/or cobalt to the Company’s facilities in Ontario and Manitoba for further processing into finished nickel and cobalt product. Shipments of such Voisey’s Bay intermediate concentrates are limited to certain maximum aggregate quantities and will end when the construction of the hydrometallurgical or conventional matte commercial processing facility, as the case may be, is completed.

        Under the definitive agreements, Inco will also be required, prior to the cessation of the Voisey’s Bay mining operations in the Province, subject to certain exceptions relating to the availability of such external sources, to bring into the Province for further processing at the hydrometallurgical or conventional matte processing facility to be constructed in the Province from sources outside the Province, in one or more intermediate forms, quantities of intermediate product, subject to certain annual minimum quantities, containing in total quantities of nickel and cobalt equivalent to what was shipped to the Company’s Ontario and Manitoba operations. The definitive agreements also set forth (1) the Company’s commitment to an underground exploration program covering the Voisey’s Bay deposits with the objective of discovering sufficient nickel-containing ore reserves for processing beyond the initial phase of the Voisey’s Bay project, (2) the terms under which the processing of copper intermediate in the Province would be justified, and (3) the Province’s commitment to (i) the tax regime that will apply to the project, (ii) electric power rates for the project and (iii) the issuance of the necessary permits and authorization to enable the Voisey’s Bay project to proceed. The definitive agreements also provide for programs and arrangements relating to employment and industrial benefits in connection with the construction and related aspects of the project. The definitive agreements also include specific sanctions if the Company were not to meet certain of its contractual obligations under such agreements, including the effective forfeiture of its lease to conduct mining operations in the Province. Under the terms of the definitive agreements, certain provisions became effective when these agreements were executed. The next steps which were to be met by the end of the first quarter of 2003 for these agreements to become effective overall include the securing of acceptable financing arrangements for the project and completing a bankable feasibility study for the first phase of the project, including the Mine/Concentrator Project. As discussed under “Project Phases” below, the bankable feasibility study was completed in late March 2003.

        Certain of the other previously identified conditions to be met before the Voisey’s Bay project could proceed, including the execution of IBAs with the LIA and Innu Nation, were met in 2002, as discussed above under “Negotiations with Aboriginal Groups”.

        Under the terms of the definitive agreements referred to above, the Province of Newfoundland and Labrador has agreed to issue a mining lease under provincial mining legislation in order for commercial development to proceed. This lease is expected to be issued before the end of the first quarter of 2003.

      Project Phases

        The Company announced on March 20, 2003 (i) the results of its bankable feasibility study for the mine for the Ovoid and adjacent surface deposits, concentrator and related facilities representing part of the initial phase of the Voisey’s Bay project and (ii) that it plans to proceed with this initial phase.

        Based upon the results of the study, the estimated total capital cost for the mine and 6,000-tonne per-day concentrator and related facilities representing the Mine/Concentrator Project will be $582 million, including $35 million spent since July 2002 on infrastructure and related work. The $582 million amount represents an increase of $77 million or about 15 per cent over the prefeasibility study estimates for the Mine/Concentrator Project. This estimate includes a $54 million contingency. The initial phase of the Voisey’s Bay project will also involve a research and development program covering hydrometallurgical processing technologies (the “Hydromet R&D Program”) for the treatment of the Voisey’s Bay nickel and cobalt-containing concentrates to be produced into finished nickel and cobalt product, including the demonstration plant to be constructed in Argentia, Newfoundland. The Hydromet R&D Program is expected to cost approximately $134 million or about 14 per cent above the initial estimate for this program. In addition to the Mine/Concentrator Project and the Hydromet R&D Program, the initial phase will include handling facilities to be constructed at the Company’s Canadian operations for the nickel and cobalt-containing concentrates to be processed over the 2006 – 2011 period once the Mine/Concentrator Project and the demonstration plant are in operation, at an estimated cost of $47 million, and an exploration program at an estimated cost of $13 million. The total capital cost estimate for all four parts of the initial phase of the Voisey’s Bay project is $776 million, or about 14 per cent above the prefeasibility study estimates of $680 million.

        The principal reasons for the increase in the cost estimate of the Mine/Concentrator Project from the prefeasibility study estimates dating back to 1999 include (i) $27 million due to escalation and increased indirect logistics and other costs to manage and operate at a remote site, (ii) $21 million in increased insurance and other owner’s costs to fully comply with the terms of the definitive agreements, as discussed above, entered into in 2002 to enable the project to proceed, (iii) $17 million in revised estimates for freight and mobilization costs and additional mine equipment, and (iv) $14 million in costs associated with improvements to the Mine/Concentrator Project, in part as a result of data from pilot plant campaigns completed over the September 2002 – February 2003 period. The initial phase is expected to produce three concentrates containing the nickel, copper and cobalt from the Voisey’s Bay ores. The next or second phase of the project will include a commercial hydrometallurgical processing facility or, in the unlikely event that such a facility would not be technically or economically feasible, a conventional refinery, to be in operation in the Province by the end of 2011 to produce refined nickel and cobalt product from the nickel and cobalt-containing concentrates produced at the Mine/Concentrator Project. The third phase of the project will involve the development of the underground deposits at Voisey’s Bay with the objective of extending the life of the project.

        Taking into account the capital cost estimate and related data from the bankable feasibility study, the Company currently estimates that its internal rate of return over the expected life of the Voisey’s Bay project would exceed 15 per cent on an unleveraged basis, based upon a total projected investment of about $2,000 million for all three phases of the project, including estimated sustaining capital, a $3.00 price per pound for nickel, a $0.90 price per pound for copper, a $7.00 price per pound for cobalt, a Canadian dollar-U.S. dollar exchange rate of $0.66 and a $26.80 price per barrel of fuel oil. The Company currently estimates that the cash costs to finished product, after by-products credits for cobalt and copper at the prices referred to above, over the project’s life will be about $1.10 to $1.15 per pound of nickel.

        As discussed above, the Company began infrastructure, site development and other work in July 2002 with respect to the initial phase of the project of approximately $35 million over the July 2002 to March 2003 period. The Company currently expects initial concentrate production from the first phase of the project in 2006 for shipment to the Ontario and Manitoba operations while the hydrometallurgical process is being tested in the planned demonstration plant. Assuming technical and economic success, a commercial hydrometallurgical processing plant will be built as part of the second phase of the project between 2009 and 2011. As noted above, in the unlikely event that the hydrometallurgical process proves not to be technically and/or economically feasible, a conventional refinery will be built to produce finished nickel product. It is expected that the Voisey’s Bay hydrometallurgical plant will produce approximately 50,000 tonnes of nickel, 2,300 tonnes of cobalt, up to 7,000 tonnes of copper intermediates, and 32,000 tonnes of copper concentrate annually. A total investment, based upon the updated capital cost estimate for the initial phase and the prefeasibility studies for the other two phases of the project, of approximately $2,000 million would be required for all phases of the project over the 30-year life of the project, including estimated sustaining capital. The focus of the Voisey’s Bay project for 2003 will include the preparation of a clear project development plan and assembling a first-class project development team.

      Asset Impairment Charge

        On June 11, 2002, Inco announced that it would be undertaking a review of the net carrying value of the Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of the Voisey’s Bay project to proceed. The Company had previously noted on a number of occasions in its public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which the Company utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including the Company’s best assessment of the expected cash flows from the project, how the development of Voisey’s Bay, taking into account the agreements which have been reached, fits within the Company’s overall long-term development plans and updated mining and other cost assumptions. As a result of this review, the Company recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002 to reduce the $3,753 million net carrying value of the Voisey’s Bay project to $2,201 million. In 2000, as a result of a change in Canadian generally accepted accounting principles, the deferred income and mining tax liability associated with Voisey’s Bay was increased by $2,222 million and the carrying value of Voisey’s Bay was also increased by this same amount.

      Redemption of Class VBN Shares

        For information on the redemption of the Class VBN Shares in December 2000, see “Class VBN Shares” under Item 5 of this Report.

Exmibal

        The mining and processing facilities of the Company’s 70 per cent-owned Guatemalan subsidiary, Exploraciones y Explotaciones Mineras Izabal, S.A. (“Exmibal”), which has a design capacity of about 11,300 tonnes of nickel in matte annually, have been mothballed since 1982. Exmibal has a nickel deposit which could be brought back into production under appropriate market conditions. However, the recommencement of operations at these facilities would require substantial capital expenditures and start-up costs.

        During 2002 Inco held preliminary discussions with parties interested in developing the existing power plant facility as part of a power generating project in Guatemala and acquiring certain rights to develop the Exmibal deposits. An interim agreement was entered into in January 2003 covering the possible terms under which the Exmibal deposits could be commercialized by one of these parties. A number of terms and conditions, including obtaining satisfactory financing, would have to be met under the interim agreement to enable the party seeking to develop such deposits to obtain certain rights covering such development.

Exploration and Project Development

        One of the objectives of Inco’s exploration program is to provide the Company with sufficient ore reserves to sustain production at current levels for at least 20 years at its Ontario and Manitoba operations. See “Mining and Production – General” above for further information on the Company’s planned production levels and “Ore Reserves and Mining Rights in Canada” above for information on the Company’s proven and probable ore reserves.

        Exploration expense, excluding capitalized exploration costs in respect of the Voisey’s Bay project, totalled $24 million in 2002, compared with $23 million in each of 2001 and 2000. Exploration efforts continue to focus on finding additional high-grade nickel deposits in Canada near existing mine workings to expand the Company’s ore reserves and provide additional feed for existing processing facilities. Of the total exploration expenditures in 2002, $9 million was for exploration in Ontario and Manitoba directed at finding additional nickel, copper and platinum-group metals ore reserves near the Company’s existing mines, compared with $10 million in each of 2001 and 2000. Additions to probable ore reserves from the evaluation of exploration drilling at the Company’s Ontario operations in 2002 totalled 10.4 million tonnes averaging 0.8 per cent nickel, 2.3 per cent copper and 2.3 grams per tonne of combined platinum, palladium and gold. The Company also continued to evaluate non-nickel exploration targets and joint venture opportunities that have the potential to enhance the Company’s overall mining operations.

        In 2002, development continued on the high-grade platinum-group metals and gold extension to the 138 orebody at the Copper Cliff North Mine. The mining of ore from this extension in 2003 is expected to increase the production of platinum-group metals and gold from Copper Cliff North Mine by approximately 30,000 ounces compared with previously planned production levels.

        Drilling at the Pump Lake deposit, located 2,500 metres north of the Copper Cliff North Mine production shaft, continued in 2002. This deposit is located 300 metres north of the 191 orebody and the initial scooping-stage evaluation studies are being carried out on the Pump Lake zone in conjunction with the proposed development of the 191 orebody. Those studies, together with recent drilling, have resulted in the identification of additional mineralization in both the 191 orebody and the Pump Lake deposit. Both deposits are located between 700 and 1,200 metres below surface. The drilling undertaken was evaluated and a prefeasibility study was completed on the 191 orebody in 2002, resulting in the addition of a further 8.4 million tonnes of probable reserve grading 0.7 percent nickel, 0.9 percent copper and 1.8 grams per tonne combined platinum, palladium and gold. Further drilling from underground utilizing the Copper Cliff North Mine is planned in 2003 to test for extensions to the 191 orebody and carry out additional feasibility assessments.

        A zone of mineralization was discovered in 2002 between 700 and 1200 metres below surface between the 191 orebody and the Pump Lake deposit. Down hole geophysical surveys and exploration drilling below the 1,200 metre horizon has indicated that the zone of mineralization continues both along strike and at depth. Further exploration and evaluation of this new zone is expected to continue in 2003.

        Drilling continued during 2002 from the1010-metre level development drift at Copper Cliff South Mine to explore for extensions of the 830 orebody below the 1400-metre level. The 830 orebody is located 100 metres north of the Copper Cliff South Mine production shaft. In 2002, the exploration results covering the 830 orebody continued to be positive and a preliminary feasibility study was carried out to assess developing this orebody in conjunction with the 810 orebody located 100 metres south of the 830 orebody adjacent to the production shaft. Additional exploration was also carried out on the 810 orebody, which provided further confirmation of the mineral deposit. Additional exploration and the assessment of alternative mining and development options are planned for 2003.

        Underground exploration drilling continued in 2002 on the new footwall zone at McCreedy/Coleman Mine which was announced in January 2001. This zone is referred to as the “170” deposit. The drilling and follow-up evaluations have resulted in additions to ore reserves of 1.6 million tonnes grading 7.7 per cent copper, 1.0 per cent nickel and 15.9 grams per tonne of combined platinum, palladium and gold. Drilling is planned to continue in 2003 to extend the zone and confirm the quantity and grade of mineralization for final feasibility studies.

        A surface exploration program was carried out at Murray Mine in Ontario in 2002 to obtain samples for metallurgical testwork and to further delineate a higher-grade zone at a depth between 1,200 and 1,600 metres intersected in previous drilling. This exploration program was carried out to provide more current data to update the prefeasibility study for this zone. Diamond drilling from surface and down-hole geophysical surveys will be conducted at this zone in 2003 and further evaluation studies are planned to be carried out in conjunction with this work.

        In January 2002, the Company entered into an option agreement with FNX Mining Company Inc. (“FNX”) relating to certain rights extended to FNX to explore and develop five non-core properties of the Company in the Sudbury basin. The properties covered by this agreement all have a history of past production but were inactive and the Company had no further plans for the exploration or development of these properties. Subject to meeting certain conditions enabling it to exercise the option, FNX agreed, pursuant to the terms of the option agreement, to spend Cdn.$14 million over a 16-month period beginning in January 2002 and has the option to earn 100 per cent of the mineral rights in the properties by spending a further Cdn.$16 million over the next four years. As part of the agreement, Inco acquired additional common shares and common share purchase warrants of FNX to bring its total shareholding in FNX to 19.9 per cent on a fully-diluted basis; the Company’s ownership position had been reduced to about 12 per cent as of year-end 2002 due to the issuance of additional shares by FNX and the sale of FNX shares by the Company. Under the terms of a related offtake agreement, Inco also has the right, but not the obligation, to purchase and refine all of the ore production from the properties. During 2002, FNX conducted an exploration program covering the properties to meet the requirement to spend at least

Cdn.$14 million over the 16-month period referred to above, operating up to 14 diamond drills. Its partner in these contractual arrangements, Dynatec Corporation, also initiated the refurbishment of the ramp to access one of the properties and by year-end 2002 had commenced underground drilling and sampling on mineralized zones in several areas.

        In October 2000, a decision was made to proceed with a $12 million project to develop the low-grade area of Stobie Mine. The development and construction needed for production to begin through the ore-handling component of this project was completed in late 2001. Ongoing lateral development and construction on the individual mining levels are scheduled to continue until the end of 2003. The current plans are to operate the new ore-handling system until the end of 2007. Production began in 2001 and is expected to increase to 6,700 tonnes per day in the third quarter of 2003 and continue at that rate until the end of 2007.

        The $33 million project to develop a high-grade nickel deposit at McCreedy/Coleman Mine which was announced in 2000 was on budget and on schedule at year-end 2002, with the down-ramp completed and the initial silling in the orebody in progress. This project is expected to allow McCreedy/Coleman Mine to increase its production by over 60 per cent from 2002 levels by late 2004 when it is expected to be be completed.

        In 2002, development work continued on the first of the expected two phases of the Creighton Deep project, originally announced in 1998. Capital expenditures on this project totalled $5 million in 2002. The development of the second production level (the 7,680-foot level) as part of the first phase began in early 2003 and the first phase of the project is expected to be completed in 2006. Production from the first phase totalled 302,700 tonnes grading 3.3 per cent nickel and 2.3 per cent copper in 2002 and is expected to continue until 2014 at a rate of approximately 300,000 tonnes per year if the Company proceeds with the second phase of the project. An engineering feasibility study has started for the second phase of the project. If the Company decides to proceed with the second phase, capital expenditures currently estimated at $47 million will be required for that phase in 2004 in order to meet long-term preliminary production targets for late in the current decade. The Company estimates that there are three million tonnes of ore reserves grading 3.19 per cent nickel and 3.12 per cent copper between the 7,680-foot level and the 8,180-foot level of Creighton Mine that would be accessed in the second phase of the project.

        In 2002, a decision was made to proceed with a $43 million project to deepen Garson Mine from the 4,470-foot level to the 5,070-foot level to access seven million tonnes of proven ore reserves grading 1.76 per cent nickel, 1.37 per cent copper and 1.1 grams per tonne of combined platinum-group metals and gold. This project is expected to increase mine production at Garson Mine by 10 per cent to 2,087 tonnes per day and extend the life of the mine by nine years from its current remaining mine life of one year. Construction of major mine facilities and development as part of this project started in the summer of 2002 and the project is on schedule to ramp-up to full production by the second quarter of 2004.

        In the Thompson nickel belt, an audio-magnetotelluric (AMT) survey program was completed in 2002 over the claims comprising the original leases issued to the Company by the Province of Manitoba. This program began in 1998 and was designed to test for environments with a high potential for containing the pipe formation which hosts the mineral deposits in the Thompson nickel belt. Several favourable areas were identified. Surface electromagnetic (UTEM) geophysical surveys were conducted over the favourable areas identified in the AMT program to better locate specific zones of conductive material for drill testing. Several targets were outlined and follow-up drilling was carried out over the 1999 – 2002 period. The drilling to date has confirmed the presence of the favourable pipe formation and about 90 per cent of the drill holes intersected zones of sulphide, confirming the effectiveness of this exploration method. Although the majority of the drilling intersected sulphide zones that were not nickel-bearing, several of the holes did intersect narrow widths of nickel-bearing sulphides. However, these intersections, although encouraging, are not currently viewed as having a high potential to represent an economic deposit. Follow-up drilling is planned in these areas and several of the UTEM anomalies identified in 2002 will also be tested with diamond drilling. During 2003, surface UTEM surveys will also be completed over the favourable areas identified by the AMT surveys in the course of the 2002 geophysical program.

        Underground exploration continued at both Thompson and Birchtree Mines at the Manitoba operations to test for extensions to known deposits and to identify new satellite deposits. The results of this program have been encouraging. The advanced exploration program continued at Thompson Mine in the 1-D Lower orebody located below the 1,100-metre level. A 1,068-metre level exploration drift was extended 200 metres to the south and a total of 15,600 metres of diamond drilling was carried out covering the upper portion of the orebody. Diamond drilling will continue on the southern extension of the orebody in 2003. The drilling has confirmed the quality and grade of the ore reserve in this area and provided more detail on the shape of the deposit and the distribution of grades. A feasibility study, scheduled for completion by the end of the first quarter of 2003, is currently underway and a new reserve estimate is expected to be available upon completion of that study. A drilling program was also initiated at Birchtree Mine to test for the down-dip extension of this mine’s 108 zone above the 840-metre level. This program will continue in 2003 in conjunction with silling in the deposit on the 1,050-metre level.

        Exploration continued during 2002 at the Mel project, located 25 kilometres north of the City of Thompson, under the terms of an agreement signed with Nuinsco Resources Limited in August 1999 that granted it the right to acquire the claims covering the Mel deposit by spending $6 million over a five-year period, subject to Inco’s right to buy back a 51 per cent interest in the deposit by spending the next $6 million over a further four-year period. Under the terms of this agreement, all production from any commercial quantities of ore discovered would be delivered to Inco’s Thompson facilities for processing on then prevailing market terms. During 2002, Nuinsco funded a program of UTEM surveys over the favourable environments identified by AMT surveys carried out by the Company. Several UTEM anomalies were identified and drill testing of these anomalies is planned in 2003.

        Work continued in 2002 on the $48 million project to deepen Birchtree Mine. This project began production as scheduled in 2002 and is expected to increase production at Birchtree Mine by over 90 per cent compared with the pre-project level of 1,650 tonnes of ore per day and to extend the life of the mine by 15 years from its pre-project expected mine life of two years. Construction of certain major facilities and detailed diamond drilling were completed in 2002 and the remaining mine development is currently scheduled to be completed by mid-year 2003. The project is on schedule to ramp up to full production by the end of 2003.

        In 2002, field exploration apart from the Company’s producing mines and development projects focused on Turkey, Brazil, Peru, Australia, the United States and Canada. In Turkey, Dowa Mining Co., Ltd. of Japan continued to fund its share of exploration of the Company’s Pontid Belt copper-zinc properties under its 1999 joint venture agreement with Inco. In Brazil, a large-scale reconnaissance program with Teck Cominco Limited continued to explore for copper-gold and copper-zinc deposits. Inco’s Brazilian subsidiary also acquired copper-gold properties in the northeastern Brazilian states of Ceará and Piaui. Canico Resource Corp. (“Canico”) initiated a drilling and resource evaluation program on the Onça Puma nickel laterite property in the Carajas district in Brazil under agreements entered into with the Company covering this property. Canico has the right to acquire a 100 per cent ownership interest in the deposit on the property by raising $22.5 million to complete a bankable feasibility study. As part of the agreements covering this deposit, Inco would receive a total interest of 18 per cent in Canico once Canico has raised the $22.5 million. Under the terms of a related offtake agreement, Inco has the right to process or market all product from the deposit. In Peru, a joint venture with Minera Del Suroeste S.A., a subsidiary of Southwestern Resources Corporation, focused on three copper-lead-zinc-silver-gold prospects during 2002. A second joint venture agreement with Minera Del Suroeste S.A. continued to carry out reconnaissance for copper-lead-zinc-silver-gold deposits in a separate designated area in Peru. In Australia, six copper-gold prospects and one lead-zinc prospect were drilled under in collaboration with PlatSearch NL. In Canada, Inco’s joint venture with Soquem continued to follow up targets identified by airborne geophysical surveys flown by the Company over parts of Quebec during 2002. Two joint ventures were entered into with Aurora Platinum Corp. in Northern Ontario under which Aurora, using historic Inco airborne geophysical data, is conducting follow-up exploration with Inco retaining a right to purchase any nickel-copper-platinum group metal products eventually produced from the properties covered by these joint ventures, as well as the right to buy back into any properties acquired or elect to take a royalty. Inco entered into an option agreement with Timmins Metal Corp. (“TMC”) in 2002 under which Inco could acquire a 70 per cent interest in TMC’s Redstone nickel property in Northern Ontario. Inco’s option agreement with Atikokan Resources Inc. (“Atikokan”), under which Inco had the right to acquire a 55 per cent interest in a zinc-copper-silver property owned by Atikokan in Ontario, was terminated in 2002.

        Inco continued to actively evaluate exploration projects in China during 2002. To date, two cooperative joint venture agreements have been entered into covering exploration in Jilin province, one with Jilin Nickel Industry Group Ltd. and the other with the Geological Survey Institute, Jilin province. In addition, memorandums of understanding covering certain exploration areas have been signed in Yunnan province, as part of an exploration joint venture with Falconbridge, with formal joint venture agreements currently being negotiated by the parties. In addition, a number of confidentiality agreements have been signed covering other areas of China believed to have favourable exploration profiles.

        See “Voisey’s Bay Nickel Company Limited – Voisey’s Bay Deposit” above for information on exploration activities at the Voisey’s Bay project.

Research and Development

        Inco conducts its research and development activities at its central research facility, J. Roy Gordon Research Laboratory (“JRGRL”), located at Sheridan Park in Mississauga, Ontario. The Company’s research and development activities at JRGRL are organized into two groups, process research and product research. The Company also operates a mines technology department at its Ontario operations.

        Inco believes that it is a nickel industry leader in research and technology development. The Company’s research and development focus is closely aligned with its key strategic objectives, including becoming the lowest-cost nickel producer and increasing revenue from value-added nickel products. The Company’s major research and development projects currently include the development of remote-controlled mining capabilities, metallurgical process improvements, process development work for the Goro and Voisey’s Bay deposits, and the development of proprietary value-added nickel products. Research and development expenditures totalled $17 million in 2002, compared with $20 million in 2001 and $22 million in 2000.

        Much of Inco’s process research and technology development work is conducted in partnership with operating teams at the Company’s operating locations. These efforts are aimed at improving metals recoveries and achieving cost reductions, as well as developing opportunities for increased operating earnings through process modifications. During 2002, the process research group continued to assist in further improving the performance of the Clarabelle Mill, the Copper Cliff Smelter and the refineries at the Company’s Ontario operations. In 2002, the Company achieved a mill redesign target at the Clarabelle Mill at the Ontario operations representing a 4.5 per cent increase in nickel recoveries. At an assumed LME cash nickel price of $6,614 per tonne ($3.00 per pound), the 4.5 per cent increase in nickel recovery at the Clarabelle Mill represents approximately $30 million in additional annual revenue for the Company. Significant progress was also made during 2002 towards improving smelter efficiencies through improved flash furnace utilization and throughput and in developing practical alternatives for the further reduction of sulphur dioxide emissions from the Copper Cliff Smelter. The Company also continued to work on the simplification of its processes for the recovery of platinum-group metals, gold and silver in order to lower operating costs.

        At the Company’s Manitoba operations, the process research group continued to work with mill and smelter personnel to address changes in ore composition that are anticipated as a result of the increased production of ore from Birchtree Mine. This work has been successful at the floatation mini-plant scale and is planned to be tested in the Manitoba operations in 2003.

        The process research group is also responsible for developing new processes for the recovery of nickel, cobalt and copper from the Goro and Voisey’s Bay ores. During 2002, process research and engineering personnel assisted in the collection of plant design data from the successful operation of Goro Nickel’s fully integrated pilot plant in New Caledonia. The agreement with the Government of Newfoundland and Labrador regarding the Voisey’s Bay project reached in 2002 has enabled the Company’s research and development program on hydrometallurgical processing technologies to proceed in 2003. The Company currently expects to begin integrated mini-pilot plant testing in May 2003 of its novel hydrometallurgical process for treating Voisey’s Bay ores as part of the next phase in the development of this process.

        In the area of product research, Inco maintains a highly-focussed research and development program, aimed at creating new, proprietary value-added nickel products, as well as new applications for existing products, and at providing technical assistance to customers for these products.

        The rechargeable battery, powder-metallurgy, electronic and other markets continue to grow and broaden into diverse applications, creating new requirements for specialty nickel products. To serve these rapidly evolving markets, Inco’s product research group has been developing new sintering nickel powders, extra-fine powders used in battery and electronic applications and nickel foam and felts for battery and fuel cell applications.

        In conjunction with personnel at the Company’s Clydach Refinery, the product research group continued commercial-scale development of the Company’s proprietary process that plates nickel from nickel carbonyl gas streams onto foam and similar substrates, completing the plant start-up and realizing full design throughput at design cost. A topic of increasing interest and investigation is the production of nickel powders suitable for use in multi-layer chip capacitors which have experienced rapid growth in applications in mobile telephones and similar electronic devices. Research has continued on two different processes to produce powders suitable for this market.

        In the area of mines technology, Inco has expanded its activities to include projects in the areas of blasting, mine design, mining methods, and backfill and rock mechanics research. The Company also continues to make progress toward its long-term objective of developing remotely-controlled equipment and processes for mining and related activities which would reduce operating costs and enhance safety and workplace conditions. These projects involve the use of state-of-the-art technology (some of which is proprietary to Inco), including underground communications, positioning, process engineering, monitoring and control systems, to operate remotely-controlled mining equipment and systems. Several components of the Company’s current mining operations, including loaders, drills and trackless tramming units, are being operated remotely, in some cases by operators controlling multiple pieces of equipment from locations on the surface. This project has included a long-term focus on developing and testing technology to make the entire mining process capable of remote operation.

Metals Recycling

        Inco’s subsidiary, The International Metals Reclamation Company, Inc. (“Inmetco11”), located near Pittsburgh, Pennsylvania, is a world leader in metals recycling. Using proprietary Inco technology, Inmetco recycles nickel, chromium and iron from stainless steel mill and metal finishing wastes and nickel and cadmium from spent batteries.

        In 2002, Inmetco’s operating earnings were $5 million, compared with $4 million in 2001 and $7 million in 2000. Net sales to customers, which are included in “Other” in the table under “Sales” above, were $30 million in 2002, compared with $29 million in 2001 and $34 million in 2000.

        Certain feedstocks and by-products of Inmetco’s process are regulated as hazardous or residual wastes by the U.S. Environmental Protection Agency (the “EPA”) and the Commonwealth of Pennsylvania. While such regulation increases the demand for Inmetco’s services in some respects, it also increases Inmetco’s operating costs. The Company expects that in the years ahead the EPA and the Commonwealth of Pennsylvania may issue a number of new regulations that could impose additional costs on Inmetco’s operations. The Company is not able to predict at this time the effect that such additional regulations could have on its operating costs and financial condition.

11	Inco trademark.

Environment, Health and Safety

        The Company’s operations are subject to numerous environmental laws and regulations relating to, among other things, air emissions, water discharges, soils, recycling and waste management,

decommissioning and reclamation, and employee health and safety. While environmental requirements vary considerably from country to country, future laws and regulations may be expected to impose stricter environmental requirements on the mining and metals processing industries in general, and on specific uses of certain metals. The Company devotes considerable resources to its performance under and compliance with the environmental, health and safety laws and regulations to which it is subject. However, the impact of future laws and regulations in these areas on the Company cannot be predicted with any degree of certainty.

      SO2 Emissions

Sudbury

        Total sulphur dioxide (“SO2”) emissions at the Company’s Ontario smelting operations were 243,000 tonnes in 2002, below the current maximum SO2 emission limit of 265,000 tonnes which was established by the Government of Ontario in 1994. These emissions totalled 232,000 tonnes in 2001 and 223,000 tonnes in 2000.

        In February 2002, the Ontario Ministry of the Environment (the “MOE”) issued a control order (the “February 2002 Control Order”) requiring reductions of SO2 emissions at the Company’s Ontario smelting operations by 34 per cent, from the current limit of 265,000 tonnes to 175,000 tonnes annually, by the end of 2006, and reducing the limit for SO2 ground level concentrations (“GLCs”) by 32 per cent, from the then current level of 0.50 parts per million (“ppm”) to 0.34 ppm, effective April 1, 2002. GLCs refer to the concentrations of SO2 at ground level after being emitted from the emissions stack and forced to the ground by atmospheric conditions rather than being dispersed. Fugitive emissions, emissions which are caused when SO2 gases exit the Company’s operations through roof ventilation equipment, windows, doors and other openings, are also controlled under this order. Both the Company and the MOE expected an increase in the number of exceedences of the GLC limit in 2002 due to the reduced limit, but by the end of 2002 there had been only four such exceedences and the Company believes that it has acquired the necessary knowledge and experience to comply with the new GLC limit under the February 2002 Control Order. The Company is subject to possible regulatory action as a result of these exceedences, but has not received any indication from the MOE that any charges are being contemplated. Although there was an increase in the number of hours in 2002 during which the smelter had to be operated at reduced capacity in order to meet the new GLC limit, the Company does not currently expect that compliance with the new annual SO2 emission limit or the new GLC limit will have a significant adverse effect on its annual production of nickel and other primary metals from its Ontario operations. The Province of Ontario recently issued a discussion paper covering proposals for further reductions in SO2 emissions by non-ferrous smelting operations in Ontario, including the Company’s operations, and the Canadian federal government has recently designated for further regulation certain SO2 and particulate emissions from copper-smelting operations such as those of the Company in Ontario. The Company remains committed to further reductions in SO2 and other emissions on a cost-effective basis and will continue to evaluate and pursue the development of technologies to meet these challenges, taking into account cost-benefit considerations. While the Company is not able to determine the effect, if any, of significant future changes in regulatory emission limits beyond the February 2002 Control Order and other environmental laws and regulations that may be enacted in the future on its results of operations or financial condition due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on the Company’s results of operations and financial condition.

        During 2002, the Company began a $76 million investment project covering fluid bed roaster (“FBR”) off-gas scrubbing technology intended to reduce SO2 emissions to the new levels under the February 2002 Control Order to be effective by the end of 2006. This FBR project is also expected to have the added benefit of decreasing total metal emissions of nickel, copper, arsenic and lead by 80 to 100 tonnes per year. The FBR project involves the installation of water scrubbers that clean the SO2 gases by removing particulate matter before they escape to the emissions stack. The SO2 gases are then directed to the acid plant to be converted into sulphuric acid. As part of the February 2002 Control Order, the Company is also required to agree to continue its research into the technology and economics of further SO2 and total metals reductions, and report to the MOE and the public on the progress of this research program. The February 2002 Control Order also calls for a final report on how further SO2 and total metals reductions could be achieved to be submitted to the MOE by December 31, 2010. The February 2002 Control Order expires on December 31, 2013.

        Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the Canadian federal government released an initiative, the “Climate Change Plan for Canada”, which includes specific requirements to also limit the discharge of carbon dioxide and other greenhouse gases. Neither the Kyoto Protocol nor this initiative has as yet established what the allocation of restrictions among various sources of greenhouse gases would be. While the precise impact on the Company’s Canadian operations and the operations of others who provide energy or other products or services to the Company is uncertain at this time, the Company anticipates that compliance with these initiatives could have a significant adverse effect on its operations and costs.

Thompson

        The Company’s Thompson, Manitoba smelter operated during 2002 under a regulation issued by the Manitoba government which limits emissions of SO2 from the Company’s Manitoba ores to 23,000 tonnes per month and 220,000 tonnes per calendar year. Inco met both of these limits during 2002, with the total of such emissions at 210,000 tonnes for the year. These emissions totalled 217,000 tonnes in 2001 and 215,000 tonnes in 2000.

      Port Colborne and Sudbury Soils

        The Company has been working with regulatory authorities and other interested parties to evaluate elevated levels of nickel and other metals in the surface soils (up to five centimetres below the surface) located in the immediate vicinity of the Company’s processing facilities in Sudbury and Port Colborne, Ontario that may have been affected by the historical emission of windblown metal-containing particulates. The Company believes that Ontario government guidelines (the “MOE Remediation Guidelines”) for the remediation of metals in soils which were issued by the MOE in 1996 do not satisfactorily account for the importance of metal speciation (the different chemical substances and forms in which metals occur), which controls the ability of metals in soils to cause potential toxic effects. In 1998, the Company submitted a generic risk assessment of nickel in surface soils to the MOE. This study, which was authored by recognized experts, concluded that potential toxicity of nickel in soils to certain sensitive plant species was the only health or ecological risk resulting from the range of nickel concentrations expected in such soils, and that risks to other organisms, including wildlife, grazing animals and humans, were negligible. The study indicated that soil acidity, and the related nickel ion bioavailability, was the principal factor controlling toxicity. Research on sensitive plant species funded by the Company since this study confirmed that adjusting soil acidity was both a practical and an effective solution to removing all toxic effects of elevated nickel concentrations in the soil to such plants.

Port Colborne

        In 1998 the Company began discussions with the City of Port Colborne and the MOE concerning certain metals found in the surface soils downwind of the Company’s Port Colborne refinery. MOE soil sampling results released in January 2000 indicated a wide area having surficial soils with levels of nickel, copper and cobalt above the generic safe levels for phytotoxicity. Based upon these results, the Company suggested that a Community Based Risk Assessment (“CBRA”) process, funded by the Company, would represent an objective, fair and efficient way of assessing any risks from these levels than conducting numerous site-specific risk assessments. The CBRA process was accepted by the MOE and the City of Port Colborne and in April 2000 the Port Colborne city council appointed a seven-member Public Liaison Committee (the “PLC”), consisting of local citizens, to interface and work with the Company and its consultants on the CBRA process. A stakeholder technical sub-committee was also formed consisting of representative of the MOE, the Regional Public Health Department, the City of Port Colborne, Inco and consultants. In November 2000, the scope of work for the CBRA process was agreed upon and work commenced. The CBRA process has focussed on ecological and human health assessments involving all potential pathways for exposure to specified metals for all living species and all health endpoints.

        In 2001 the CBRA evaluated soil analyses to determine if there existed any additional inorganic or organic chemicals of concern (“CoCs”) related to Inco’s historical operations. The only additional CoC found beyond nickel, copper and cobalt and potentially linked to Inco’s operations was arsenic, which was added to the three existing CoCs for all health and environmental assessments within the CBRA process.

        During preliminary discussions on the CBRA in 2000 with the MOE and the PLC, some residents expressed concerns about health risks to children attending schools and playing in school yards during dust-generating activities such as plowing and cultivation in agricultural fields adjacent to the schools. The Company retained consultants to conduct air sampling campaigns during periods when no field activities were being conducted and also during periods when tractor and plowing work was being conducted in preparation for the planting of crops. Results from these studies were released in late 2000, showing very low total nickel, copper, cobalt and arsenic levels in dusts collected at the schools. These levels were far below the Ontario ambient air standards for these elements. Sampling of water from several area wells in 2000 also showed no excessive levels of any contaminant and additional sampling in 2001 confirmed these results.

        The objective of the CBRA process has been to define specific safe levels of CoCs in Port Colborne as a function of soil type and use. It will also recommend options for the remediation of soils for which an unacceptable level of risk may exist. While it is not possible at this time to predict the results of the CBRA process, the Company believes, based on currently available information, that the area of land in the Port Colborne area, if any, that could require remediation would be limited. While it is also not possible to predict the ultimate scope or cost of any remediation at this time, the Company believes that, to the extent that any remediation is required, adding limestone to the soils to adjust soil acidity could represent a possible solution.

        In late March 2001, two developments occurred in connection with the historic operations of Inco’s refinery in Port Colborne, Ontario: (i) the filing of a purported class action proceeding in an Ontario court and (ii) the release of a report from the MOE covering elevated levels of nickel and other metals found in the soils at depth (below five centimetres) on 16 out of nearly 180 properties sampled by the MOE in Port Colborne (the “March 2001 MOE Report”) and the issuance of a draft remediation order by the MOE.

        The purported class action proceeding filed against Inco and several other parties under Ontario class action proceedings legislation alleged Cdn.$600 million in compensatory damages and Cdn.$150 million in punitive damages covering certain residents who lived in the Port Colborne area since 1995 and allegedly suffered a decline in their property values as a result of, and health and other injuries from exposure to, metals and related emissions from the refinery. In June 2002, hearings were held in the Ontario Superior Court of Justice to consider whether this action, or any portion of it, should be certified to proceed as a class action. In July 2002 the court rejected certifying any part of the action as a class action. The plaintiff has appealed this decision and the appeal is currently expected to be heard in June 2003. The material that the plaintiff has filed as part of the appeal indicates that the plaintiff is seeking only damages for property value diminution and has narrowed the number of citizens that the plaintiff is purporting to represent.

        With respect to the issue of the finding of nickel, in particular nickel oxide as the primary form, at various depths in the Port Colborne soils adjacent to the Port Colborne refinery, the March 2001 MOE Report established an intervention level of 10,000 ppm or more of nickel at depth as a potential health risk and soil samples taken by the MOE reflected nickel above this level on 16 properties. While the Company did not accept the March 2001 MOE Report’s findings and conclusions, in response to the report it proposed a voluntary remediation program for the 16 properties.

        In April 2001 the Company submitted a detailed comment letter to the MOE on the March 2001 MOE Report. Based upon such key issues as what the exposure pathways would be and the level of exposure from nickel oxide and other forms of nickel found in the soils at depth, the Company did not believe that the levels of nickel found as reported in the March 2001 MOE Report represented a health hazard. In May 2001, the MOE indicated that, given the comments it had received on the March 2001 MOE Report from the Company and others, it would effectively be withdrawing the report and draft order and would be undertaking further studies and analyses. A revised report was issued by the MOE in late October 2001 together with a new draft order which would have required that 25 properties, based upon the soil sampling by the MOE reflected in the March 2001 MOE Report, be remediated given a slightly lower intervention level for nickel, 8,000 ppm, established by the MOE in its revised report. The Company submitted a new comment letter to the revised report and revised draft order in late November 2001. In March 2002, the MOE released its report in final form. It contained a somewhat different methodology for calculating health risks for certain pathways, but retained 8,000 ppm nickel in soils at depth as the intervention level, and the MOE issued a broad order to Inco to remediate properties having soil nickel levels above that level and undertake certain other activities (the “March 2002 Order”). Inco did not believe the intervention level of 8,000 ppm nickel in soils at depth was supported by the scientific literature and believed that the March 2002 Order imposed a number of other remediation and sampling obligations that were not supported by the findings in the March 2002 report. The Company has kept open its voluntary remediation program covering the original 16 properties above 10,000 ppm nickel in soils and extended that program to the additional nine properties identified by the MOE as having greater than 8,000 ppm nickel in the soils at depth. The program included sampling for dust levels inside homes. To date, the Company has removed and replaced soil on five of the properties whose owners have accepted its voluntary program. The owners of the remaining properties having nickel levels above the 8,000 ppm intervention level are represented by the same counsel that represents the plaintiff in the class action proceeding and have not accepted Inco’s voluntary remediation program for these properties.

        In April 2002, Inco appealed the March 2002 Order. A group of citizens also appealed the March 2002 Order, asserting that the order was too lenient. The appeal was sent to the Ontario environmental review tribunal and preliminary hearings were scheduled for the appeal in late 2002. On the first day of the preliminary hearing in November 2002, motions were made by both appellants regarding the scope of the hearings. Inco moved that the appeal should deal only with human health risk associated with systemic nickel intake, which was the basis of the March 2002 Order. The citizens’ group, on the other hand, indicated that the hearings should consider all environmental endpoints and also respiratory cancer. The review tribunal accepted the Company’s motion to limit the scope of the appeal of the March 2002 Order. Counsel for the citizens’ group appealed this decision by way of a judicial review which is currently scheduled for March 2003. The tribunal’s hearings on the March 2002 Order are currently expected to resume in the third quarter of 2003.

        The Company has voluntarily undertaken additional sampling in residential areas adjacent to the area where the 25 properties identified by the MOE as having nickel in soils at depth above the MOE’s 8,000 ppm intervention level are located. Based upon this additional sampling by the Company, no additional properties have been found to have soil with nickel levels at depth above 8,000 ppm.

        As part of the CBRA process, the Company agreed to carry out a special health survey of Port Colborne residents, to be conducted by a team of medical experts, to determine if adverse health effects linked to the elemental metals in the soils are currently being experienced by people in the community. The Company retained Ventana Clinical Research Corporation (“Ventana”) to conduct this work. During 2001, Ventana interviewed citizens in the community and medical professionals and presented a conceptual scope of work in October 2001. This scope of work was reviewed, revised and prioritized by the stakeholders during 2002. The scope of work contemplated the following four studies: (i) a population health survey to identify if the prevalence of a disease is higher than normal for residents of Port Colborne, (ii) if needed, an epidemiological case control study on any diseases found as a result of the health survey to determine if the diseases are linked to exposure to metals in soil, (iii) a study of the incidence of hospital admissions relative to a comparative community, and (iv) a study of the incidence of cancer rates using national and provincial databases. Work began on the population health survey in December 2002. The study of the incidence of hospital admissions and the study of the incidence of cancer rates were in the final planning stages in early 2003 and are expected to begin by the end of the first quarter of 2003. The study of the incidence of cancer is expected to begin in the second quarter of 2003. The survey and the other three studies are expected to be completed by the end of 2003.

        At the beginning of the CBRA process in 2000, the Company also committed to undertake a property valuation study. The Company retained Deloitte & Touche LLP to develop a scope of work in consultation with the City of Port Colborne, the public and other consultants. A draft scope of work was submitted to Inco in December 2002. The Company is currently considering this scope of work within the context of the appeal, as discussed above, of the decision dismissing the motion to certify the class action proceeding. It is not known at the present time if all or any part of this study will ultimately be conducted.

        Given the existence of various legal appeals and scientific and medical studies currently underway, it is impossible to predict the effect that these actions and studies could have on the Company’s business, results of operations and financial condition.

Sudbury

        In September 2001, the MOE released a report indicating that it had analyzed soil samples collected within the Sudbury area for various substances, including arsenic and certain other metals. This report reflected nickel, copper, cobalt and arsenic in certain soil samples taken to be in excess of the applicable MOE remediation guidelines and that the elevated soil concentrations of these elements found were attributable to the history of nickel-copper mining and smelting in the area by Inco and Falconbridge. The two companies have accepted that a risk assessment for human and environmental health should be conducted in the Sudbury region and they have also joined the MOE in extending soil sampling to areas that are currently undersampled.

        The Sudbury area soil data reflected in the MOE’s report show nickel concentrations lower than those found in Port Colborne soils, but the potential area affected in Sudbury is larger than in Port Colborne. Some of the work being conducted at Port Colborne will be applicable to Sudbury, but the risk assessment for Sudbury must be based on the specific soil types located there. During 2001, the City of Greater Sudbury, the Regional Health Department, the MOE, Inco and Falconbridge formed a technical committee (the “Sudbury Technical Committee”), with Health Canada participating on behalf of First Nations communities, to guide the risk assessment work on nickel, copper, cobalt and arsenic in soils and other related environmental media, and a public advisory committee was also formed consisting of ten citizens and a process observer was also appointed to review the timeliness, effectiveness and transparency of the risk assessment process.

        In 2002, the Sudbury Technical Committee defined the scope of work for the human health and environmental health risk assessments, issued a comprehensive request for proposals, reviewed six proposals submitted and chose the winning bid based on technical, economic and public communication criteria. The risk assessments will be carried out by the Sudbury Area Risk Assessment group (“SARA”), a consortium of firms having the collective experience necessary to conduct this multi-disciplinary project. The consortium includes ESG International Inc., Cantox Environmental Inc., Lakefield Research Limited, Goss Gilroy Inc., Rowan Williams Davies & Irwin Inc. and McLeod-Wood Associates. Work was started under a preliminary contract in December 2002. The final contract with SARA is currently expected to be signed by Inco and Falconbridge by the end of the first quarter of 2003. The work is scheduled to be completed by the fourth quarter of 2004 at a cost of about $2 million. It is impossible to predict what remediation may be recommended from these assessments, but it is well known that the Sudbury area has undergone successful re-greening efforts over the last several decades and has experienced a significant ecological recovery.

      Decommissioning and Reclamation

        Inco is committed to decommissioning its facilities, at both existing and inactive mine sites, in an environmentally sound manner commonly referred to as “progressive decommissioning”. In Ontario, progressive decommissioning is ongoing at the Copper Cliff tailings area where exposed tailings are being covered. By the end of 2002, more than 1,500 hectares of inactive tailings had been vegetated for stabilization as part of this program. In 2002, the Company’s decommissioning and reclamation projects in Ontario included demolition and closure work at Shebandowan and Frood-Stobie mines and the Port Colborne Refinery, waste rock relocation at Whistle Mine, tree planting and groundwater assessment. In Manitoba, the Company submitted reclamation plans for Pipe Lake and Birchtree mines to the Manitoba government. Reference is also made to “Future Removal and Site Restoration; Closure and Post-Closure Plans” below.

      Revegetation Programs

        A significant part of the Company’s environmental programs in both Canada and Indonesia involves the revegetation of mined-out lands and areas affected by mining and processing activities to return them to a natural state.

        In 2002, Inco continued to produce seedlings at its underground nursery in Creighton Mine. The nursery is located at a depth of more than one kilometre, where temperature and humidity are constant. Automated watering and lighting systems optimize the growth of seedlings year-round. Approximately 50,000 seedlings were grown underground at Creighton Mine in 2002 and an additional 200,000 were grown in greenhouses. Over 130,000 seedlings were planted in the Sudbury region in 2002.

        At PT Inco in Indonesia, reclamation efforts involve returning to mined out areas the waste rock and soil that was removed to access the ore and planting trees on the site. The objective of this program is to maintain the size of the mine footprint at a maximum of 650 hectares and restore mined out areas to their natural state. The maximum size of the mine footprint was increased from 350 hectares in 2002 with the approval of the government due to the mining of more complex ores by PT Inco.

      PT Inco

        PT Inco’s operations are subject to environmental regulations and permits issued by the Government of Indonesia. PT Inco’s most recent environmental permits were issued to it in 1996. PT Inco is in compliance with these permits except for the release of soluble nickel, manganese and occasionally chromium in its liquid effluent discharges into a small stream adjacent to its operations and the levels of emissions of particulates from its facilities. In recent years, PT Inco has implemented a number of projects which have reduced the levels of nickel, manganese and chromium in its effluent discharges and is continuing its efforts to bring these levels within the regulated limits. Since 2000, PT Inco has also had a program in place with the government for investigating the most effective way to further reduce its particulate emissions. This program includes an action plan and periodic reporting to the government. PT Inco also initiated a dust handling program in 1999 to address issues associated with various dust handling processes at PT Inco. This program includes the installation of equipment, in particular additional electrostatic precipitators (“ESPs”), and other solutions to reduce dust emissions. The principal sources of dust emissions and other particulate emissions from PT Inco’s facilities are PT Inco’s dryers, reduction kilns, converters and electric furnaces. A new ESP was constructed and commissioned on one of PT Inco’s three dryers in 2001 and operated in 2002, so that all of the dryers now have ESPs. This investment has resulted in a substantial decrease in dust from this source and PT Inco is now in compliance with permitted dust emissions levels from its dryers. Modifications to the ducting to one of PT Inco’s five kilns has resulted in decreased dust emissions and this effort will be extended to the other two similar kilns. Two newer kilns are equipped with ESPs and operate at low dust emissions, below permitted levels. PT Inco has also installed an automated pneumatic dust handling system which collects and transports dusts for reprocessing and standby blowpot systems have been installed on four of PT Inco’s kilns to allow maintenance to be performed without interrupting the control and collection of dust. The fifth kiln was constructed with standby blowpot capacity, so all five kilns now have this standby capacity. An audit of the blowpot systems is being prepared and it is expected to recommend further improvements to enhance their performance and reduce fugitive emissions. PT Inco’s three converters are in compliance with permitted dust emission levels. The principal remaining sources of dust emissions are PT Inco’s four furnaces and PT Inco and an independent engineering firm are continuing to study options for cleaning the furnace off-gases. Workplace dust issues are also being addressed to improve workplace quality and during 2002 a number of significant improvements were realized as part of PT Inco’s overall dust handling program. While PT Inco (i) has kept the relevant governmental authorities apprised of those situations where it has not been in compliance with certain emission limits as noted above, (ii) has been working with these governmental authorities in respect of such regulatory issues and (iii) has not received any indication from such governmental authorities that it would be subject to any penalties or sanctions for such exceedences, it could still be subject to regulatory actions by such governmental authorities for noncompliance with certain emission limits.

      Future Removal and Site Restoration; Closure and Post-Closure Plans

        The following includes information that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and in Notes 1and 12 to the financial statements under Item 8 of this Report.

        The operations of the Company have been, and may in the future be, affected from time to time in varying degrees by changes in environmental laws and regulations, including those for future removal and site restoration costs. Both the likelihood of future regulations and their overall effect upon the Company vary greatly from country to country and are not predictable. The Company’s policy is to meet or, if possible, surpass environmental standards set by relevant legislation, by the application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs are charged to earnings as incurred or capitalized and depreciated depending on their future economic benefits. Estimated future removal and site restoration costs are charged to earnings on a straight-line basis over the estimated remaining life of the related business operation. Actual removal and site restoration expenditures are charged to the related liability.

        The estimation of future removal and site restoration costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods which are economically sound and which, in many cases, may not be implemented for several decades. The Company has continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions within which it operates. Typical closure and progressive rehabilitation activities include, where applicable, demolition of buildings, removal of underground equipment, sealing of mine openings, treatment to reduce or prevent acid generation from stockpiled waste materials such as tailings, general clean-up activities aimed at returning the area to an environmentally acceptable condition, and post-closure care and maintenance.

        In accordance with environmental regulations adopted by the Province of Ontario in 1991, the Company developed rehabilitation and site restoration plans associated with the eventual closure of its operations in that province. The Company filed three closure plans by the end of 1997, having previously received approval from the Province of Ontario for the consolidation of its operating mines and properties in that province into 15 sites for purposes of closure plans, and the remaining 12 closure plans were filed by the end of 1998. As a result of provincial regulatory changes which became effective in 2000, the plans were refiled to meet these changes in 2001. The Company has continued to develop future tailings disposal and water management alternatives to accommodate up to approximately 40 years of future production. The Company believes that cost-effective tailings disposal alternatives exist within the ongoing operating activities of its Ontario operations which would limit site restoration at closure to a care and maintenance activity, thus significantly reducing the costs of such site restoration.

        In accordance with environmental regulations adopted by the Province of Manitoba in 1999, the Company is in the process of developing reclamation plans associated with the eventual closure of operations in that province. The Company submitted two reclamation plans for its mines and processing facilities in Manitoba in 2000, two plans in 2001 and the remaining two plans were prepared in 2002 and are expected to be submitted in the second quarter of 2003, even though it is highly unlikely that the Company would have any intentions of closing its operations at that time. The Company continued to develop its future tailings disposal and water management alternatives. The ongoing operating procedures associated with these alternatives limit site restoration to a care and maintenance activity after the operations are closed.

        Closure plans for the proposed mine and mill facilities were prepared and submitted to the environmental assessment panel in 1998 in connection with the environmental review process of the Company’s Voisey’s Bay project in the Province of Newfoundland and Labrador. These closure plans were submitted to the provincial authorities in September 2002 and are currently being reviewed as part of the requirements for receiving a mining lease from the Government of Newfoundland and Labrador. Closure plans for the mining area were prepared and submitted to the government of the south province in 2001 in connection with the bankable feasibility study for the Goro project in New Caledonia.

        The Company follows a policy of progressive rehabilitation at its Indonesian operations whereby land disturbed by mining activities is revegetated on an ongoing basis.

        In the United Kingdom, the Company’s operations at Clydach and Acton have each submitted closure plans as a part of the resubmission of their operating authorizations to the relevant governmental authorities as required under new legislation arising from the EU Integrated Pollution Prevention and Control directive. In the United States, a closure plan has been prepared for Inmetco and site characterization studies for closure plans are in the process of being prepared for Novamet.

        Substantial removal and site restoration costs are incurred on an ongoing basis with the objective of significantly reducing future removal and site restoration costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and revegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, totalled $13 million in 2002, $12 million in 2001 and $7 million in 2000 and are included in cost of sales and operating expenses. Capital expenditures on environmental projects totalled $9 million in 2002, $17 million in 2001 and $10 million in 2000. The Company currently anticipates that capital expenditures on environmental control and related projects in 2003 will be approximately $36 million.

        Although the ultimate amount to be incurred is uncertain, the total liability for future removal and site restoration costs in respect of the Company’s worldwide operations, to be incurred primarily after cessation of operations, is estimated to be approximately $415 million at December 31, 2002, compared with $315 million at December 31, 2001 and $300 million at December 31, 2000. The increase was primarily due to the inclusion of new estimates for certain sites. In recognition of this future liability, the Company has since 1995 recorded annually an accounting provision of $10 million for future removal and site restoration costs, which is included in cost of sales and operating expenses. This amount is based upon the estimated remaining lives of the Company’s applicable ore reserves and facilities and is in addition to ongoing operating and capital expenditures. The estimate of the total liability for future removal and site restoration costs has been developed from independent environmental studies, which include an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for future removal and site restoration costs represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provision.

        Changes made in 2000 to mining regulations in the Province of Ontario have required the Company to provide letters of credit or other forms of financial security to fund the Company’s future reclamation and restoration costs, which are not expected to be incurred for many years, if the Company were to no longer meet certain minimum investment-grade credit ratings for its outstanding publicly traded debt securities and based upon applicable mine life requirements. Although the Company’s debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If the Company were not able to maintain the minimum investment-grade credit ratings, it is currently estimated that letters of credit or other forms of financial security associated with the currently estimated costs of the eventual future closure of mines and other facilities in Ontario would have to cover approximately $310 million in such costs. Due to the recent closure of two mines and the pending closure of another mine in Ontario, the Company was required under such mining regulations to provide surety bonds in the amount of $17 million as of December 31, 2002 to secure such closure costs. In addition, PT Inco is subject to certain Indonesian regulations which require it to provide security for the reclamation of land areas that have been mined.

In the case of the Manitoba operations, it is expected that, based upon recently enacted regulations in the Province of Manitoba, the Company will be required to provide some form of financial security for future reclamation and restoration costs. However, it is not currently expected that these costs and related security with respect to the Manitoba operations, beyond what has been included in the $415 million estimate referred to above, and for PT Inco’s operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing under the Company’s bank credit facilities.

        In view of the uncertainties concerning environmental remediation, the ultimate cost of future removal and site restoration to the Company could differ from the estimated amounts provided. The estimate of the total liability for future removal and site restoration costs is subject to change based on amendments to laws and regulations and as new information concerning the Company’s operations becomes available. Future changes, if any, to the estimated total liability, as a result of amended requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Environmental laws and regulations are continually evolving in all areas in which the Company operates. The Company is not able to determine the impact, if any, of environmental laws and regulations that may be enacted in the future on its financial position due to the uncertainty surrounding the ultimate form that such future laws and regulations may take.

      Health and Safety

        The health and safety of the Company’s employees are of the highest priority. The prevention of workplace accidents and illnesses is a major goal of the Company. Safety training and educational programs for workers have continued to be enhanced at all of the Company’s operations and, through international workshops and other activities, the Company is a leader in efforts to determine how to better test and assess the impact of metal compounds on humans and ecosystems.

MITE Research Network

        The Company is one of the major contributors to the Metals in the Environment (“MITE”) research network initiative in Canada sponsored, in part, by the Mining Association of Canada. This five-year program, begun in 1998, includes studies on (i) the relative importance between natural and human sources of metals placed in the environment, (ii) the processes that control the ultimate disposition of metals from whatever source, and (iii) the effects, both beneficial and harmful, that metals and metal compounds have on aquatic and terrestrial organisms. The results from this program are anticipated to affect the course of regulatory activity relating to metals throughout the world and will provide data with which to carry out needed risk assessments and to determine risk management strategies that would be relevant to the proper stewardship and continued safe use of the Company’s processes and products. The MITE program has brought together research scientists and government policy makers to discuss where science is needed in policy development in Canada and to review how the current results from the MITE initiative can be applied. Such interaction is expected to be an important ongoing activity of this initiative.

        In 2002, the MITE program continued, involving over 20 senior environmental scientists at Canadian universities. A research symposium to discuss the results of the program was held in Ottawa in February 2002 and another was held in February 2003. The network has placed two post-doctoral associates, one at Environment Canada and the other at EVS Environmental Consultants Ltd. of Vancouver, to assist in bringing the program’s research results into practice in risk assessments and, where applicable, into governmental programs, policies, guidelines and regulations. The program has also initiated discussions with the Canadian Natural Sciences and Engineering Research Council to fund a new research initiative on filling data gaps in knowledge about how metals impact human health. A major workshop involving government, industry and academia is scheduled for May 2003 to plan the focus of such an initiative.

Diesel Particulate Matter

        In 1995, the American Conference of Governmental Industrial Hygienists (“ACGIH”) announced its intention to establish for the first time a Threshold Limit Value (“TLV”) for diesel particulate matter (“DPM”) of 0.15 mg/m3. This proposed TLV, based primarily on rat and mice studies, constituted nearly a seven-fold reduction from the current Canadian target level of 1.0 mg/m3 DPM, which is two-thirds of the current safe level of 1.5 mg/m3 for Respirable Combustible Dust (“RCD”) (based on empirical evidence that DPM is generally about two-thirds of RCD in the majority of the Company’s underground mining operations) and would, if adopted by regulatory authorities, require substantial changes in the Company’s use of diesel equipment in its underground operations since such equipment emits DPM. The Company responded to this proposed TLV by making written and oral presentations to the ACGIH in 1996, noting that toxicological and epidemiological studies on health effects of DPM have given inconsistent and unreliable results and that it would, accordingly, be impossible to set scientifically sound occupational exposure limits for DPM. For a discussion of TLVs, see “Regulation of Nickel and Other Nonferrous Metals – Occupational Exposure Limits (OELs) in Canada” below.

        The ACGIH did not take any action to adopt the TLV in 1997 or 1998. However, in 1999 the ACGIH announced that it intended to further reduce the proposed TLV to 0.05 mg/m3 for DPM of less than one micrometre in diameter. In 2001, it lowered this proposed TLV even further, to 0.02 mg/m3, analyzed as elemental carbon. In January 2003, however, the ACGIH announced that it was removing the proposed TLV for DPM from its Notice of Intended Change list for the year 2003. It is not known whether this TLV will be added to the Notice of Intended Change list in the future.

        The U.S. Mine Safety and Health Administration (the “MSHA”) initiated a rulemaking activity in 1998 to establish a regulatory exposure limit for DPM in underground mines in the United States. Action of this kind by MSHA is usually considered significant as Canadian provincial governments often consider taking similar action. After a period of extensive public comment, the MSHA adopted its new exposure limit in late 2000 of 0.4 mg/m3 DPM, determined using the total carbon technique. The new MSHA rule provided an 18-month phase-in period for companies to achieve compliance, at which point the new limit applies for a period of five years, after which it will be reduced to 0.16 mg/m3. It is not known whether, when or how Canadian provincial governments will respond with similar limits, but an ad-hoc group of governmental and mining industry personnel (including personnel from the Company) was formed in late 2000 to start discussions on this subject.

        Recognizing the importance of regulatory Occupational Exposure Limits (“OELs”) for DPM on the Company’s operations in Ontario and Manitoba, as discussed under “Regulation of Nickel and Other Nonferrous Metals – Occupational Exposure Limits (OELs) in Canada” below, the Company helped form in 1997 an industry-labour-government research consortium, the Diesel Emissions Evaluation Program (“DEEP”), to determine sampling and analytical techniques capable of measuring low levels of DPM and to evaluate techniques capable of controlling DPM emissions to workplace air. DEEP has investigated a number of research areas, in particular biodiesel, fuels, maintenance improvements, and the effect of light duty vehicles on DPM in underground mines. In 2000, DEEP extended its original three-year term to allow completion of field tests on particulate filters, which potentially hold the most promise for cost-effective control of DPM. Several of these underground tests began at Inco’s Stobie Mine in 2001 and continued in 2002. These tests indicate that certain filters provide exceptional service, while others fail in some diesel applications. The ultimate choice of which filter will work on which engine is a matter of closely matching the engine’s operating parameters with those of the filters. Developing this algorithm for filter selection is the main focus of DEEP as it concludes its program in 2003. Adoption by the Company of ultimate DPM control strategies developed by DEEP, and the cost of such adoption, will depend on a number of factors, including the types of engines used and their duty cycles as well as the final regulatory limit the Company will be required to meet.

WSIB Occupational Disease Policies

        The Company is subject to workers’ compensation laws in various jurisdictions pursuant to which occupational injuries to, and diseases of, individual workers making claims are examined and payments are awarded by a governmental board or agency. The expense of such awards is generally funded by the employer, typically as a percentage of payroll costs within the jurisdiction of the relevant board or agency, and is adjusted according to the experience with such claims either with respect to employees of the particular employer alone or on the basis of all claims in respect of employees in the same industry within the relevant jurisdiction.

        In 1994, the Occupational Disease Panel (the “ODP”) of the Ontario Ministry of Labour (the “MOL”) concluded that there was a “probable connection” between miners’ lung cancer and all hardrock mining. In 1996, the ODP asserted that a 1996 cancer morbidity study conducted by researchers at McMaster University, using a large group of Ontario male nickel production workers from Inco and Falconbridge, confirmed such a connection for nickel miners. Consequently, the ODP recommended that primary lung cancer and the occupation of hardrock mining be categorized under a particular schedule of the Ontario Workers’ Compensation Act which would create a presumption in favour of a causal relationship for lung cancer claims unless the contrary could be proven. In 1997, the ODP issued another report dealing specifically with laryngeal cancer and workers in nickel production. This report relied heavily on the 1996 McMaster University study referred to above. The ODP recommended that laryngeal cancer and certain nickel producing occupations be treated in the same manner as lung cancer and hardrock mining. The Company retained independent medical and epidemiological specialists to analyze these assertions and, as a result, has made several submissions to the Workplace Safety and Insurance Board (the “WSIB”), the regulatory body of the MOL responsible for evaluating and adjudicating workplace injuries and diseases, taking exception to the ODP recommendations, primarily on the basis that tobacco smoking is likely a confounding factor, and to the validity of the findings of both the original hardrock mining report and the McMaster University study. These submissions explained why the Company believed that the ODP report was flawed and suggested that no policies on this matter be established until more methodologically sound studies were conducted. Similar submissions have been made by Falconbridge and by the Ontario Mining Association. Because of these submissions, the WSIB has not taken any action on any of the ODP reports.

        In late 1994 the WSIB also revised and extended its policy with respect to lung cancer compensation claims by nickel smelter and refinery workers. Inco objected to the process that was used in considering the revised policy, which, in the Company’s opinion, failed to take into account applicable scientific data, and to flaws in the policy itself. As a result of submissions to, and discussions with, WSIB staff, in early 1998 the WSIB proposed a revision to the 1994 policy. However, this revision failed to address the Company’s central concerns with the policy and the Company made additional written submissions to the WSIB suggesting further significant revisions. The Company continued its efforts to have the WSIB change this policy, but no changes were made in 2000. In mid-2001, the Company was invited to join a special stakeholder panel being formed by the WSIB. This panel, called the Occupational Disease Advisory Panel (the “ODAP”), consists of industry and labour representatives from a broad range of industrial sectors. The ODAP’s mandate is to advise the WSIB of criteria that should be applied in developing policies, to review contentious policies that currently exist, and to recommend how the WSIB should deal with controversial studies previously conducted by the ODP. The final report and recommendations of the ODAP are currently expected in 2003. The Company cannot predict what effect, if any, the recommendations of the ODAP could have on its operations or financial condition.

Worker Safety

        In 2002, the Company’s operations reflected a reduction in its disabling injury frequency rate per 100 employees. The rate was 1.7 in 2002, compared with 1.8 in 2001 and 2.5 in 2000.

        However, the Company experienced two fatalities in its operations in 2002. At the Company’s Ontario operations, Brian Laughlin, an employee at the Copper Cliff Nickel Refinery for 28 years, died on March 25, 2002 from apparent lung failure. Based upon the initial investigation of this fatality, the Company suspected that Mr. Laughlin may have been exposed to nickel carbonyl even though there was no indication that any such exposure had taken place. Nickel carbonyl is a gaseous intermediate in the Company’s refining process at Sudbury. The coroner has since determined that the official cause of death was nickel carbonyl exposure and has designated the death of Mr. Laughlin as an industrial fatality. As a result, an inquest may be called at a later date. In Indonesia, Tato Harsan, a PT Inco employee with 26 years of service, was killed as a result of a fall from PT Inco’s Dryer No. 1 on July 8, 2002. The Company is saddened by these tragic losses and remains committed to the goal of eliminating workplace injuries. Safety remains a key priority for the Company as part of its ongoing reevaluation of every aspect of how it conducts business.

        To reinforce the importance of safety in the Company’s culture and to help ensure that every employee works as safely as possible in the workplace environment, a Company-wide team has developed an updated Inco Safety Charter which requires all employees, including managers at every level of the Company, to be accountable for safety, emphasizing prevention through the rigorous evaluation of all work situations. In 2001, a safety management framework was developed to guide the way managers and employees interact in planning and conducting their work. Work continued in 2002 on the development of systems designed to measure and hold all employees accountable for their safety performance and the safety performance of those reporting to them.

      Regulation of Nickel and Other Nonferrous Metals

        Regulatory and non-governmental agencies in the United States, Canada and Europe have proposed and, in certain instances, adopted regulations and other standards relating to environmental releases of nickel, exposure to nickel in various forms, and management of nickel-containing wastes, as summarized below.

Occupational Exposure Limits (OELs) in Canada

        The ACGIH evaluates toxicological data and establishes a chemical’s TLV, an airborne concentration to which nearly all workers can be exposed for eight hours per day for five days per week for their entire working life without suffering adverse health effects. Although the ACGIH has no regulatory power, TLVs are commonly used as starting points for setting mandatory standards for exposure to certain materials by regulatory authorities throughout the world. In November 1997, the ACGIH Board of Directors approved new TLVs and carcinogen classifications for nickel and its compounds. These classifications were published as “adopted values” in 1998. The new TLVs, which are to be measured as nickel in inhalable particulate, were as follows: 1.5 mg/m3 for elemental/metallic nickel; 0.2 mg/m3 for insoluble nickel compounds; and 0.1 mg/m3 for soluble nickel compounds and nickel subsulphide (which forms during the metallurgical processing of the Company’s nickel ores). The TLV for nickel carbonyl was unchanged at 0.05 ppm. Since 1998, insoluble nickel compounds and nickel subsulphide have been classified by ACGIH as “Confirmed Human Carcinogens”; soluble nickel compounds have been designated “Not Classifiable as a Human Carcinogen”; and elemental nickel has been classified as “Not Suspected as a Human Carcinogen”. Nickel carbonyl was not classified for carcinogenicity at all.

        The Province of Manitoba automatically adopts the ACGIH’s TLVs as mandatory OELs and it adopted the TLVs for nickel as OELs in 1998. In the absence of a reliable inhalable sampling method, occupational exposures for nickel species have been estimated from current measurements at the Company’s Manitoba operations. Very few instances of non-compliance have been predicted and, where they exist, respiratory protection or engineering or operational controls have provided practical and effective solutions. Significant reductions in inhalable nickel exposures have been evident in several areas where opportunities were identified for improvements in ventilation and aerosol and dust control.

        The Province of Ontario does not automatically adopt the ACGIH’s TLVs and the MOL normally consults stakeholders prior to setting OELs. In the case of nickel, these discussions started in 1999. By mid-2000 the MOL had stated that it intended to adopt OELs for only two of the four ACGIH nickel TLVs, nickel subsulfide and insoluble nickel. The proposed OELs were numerically equivalent to the TLVs, but were based on a so-called “total” dust sampler, currently used extensively in Ontario, instead of an inhalable dust sampler. However, when the final regulation was published in September 2000, the MOL chose to adopt all four of the ACGIH nickel TLVs as new inhalable OELs. While the Company’s Ontario operations would have had relatively minor compliance problems under “total” dust sampling, significant problems existed for inhalable sampling and inhalable OELs, principally in the smelter, matte crushing and matte separation plants.

        In March 2001, a tripartite committee focusing on the review of inhalable levels of nickel, made up of representatives of the MOL, the Company and several locals of the union that represents the Company’s workers, was formed by the MOL to cooperatively review and consult on several new commercial products for inhalable sampling which became available in 2001. A viable commercial sampler was found to be workable in the Company’s workplace environments in May 2001. In September 2001, the MOL stated that the new nickel OELs would be enforced through compliance plans. In October 2002, the tripartite committee concluded its work with an agreement that the analytical technique that Inco adopted for speciation, in conjunction with other analytical techniques necessary to identify the species, all of which would be subject to the professional judgment of an expert in the field prior to acceptance, was a reasonable approach for characterizing OELs to metallic nickel, insoluble nickel, soluble nickel and nickel sub-sulfide in Inco workplaces. To meet these OELs, a four-year workplace environment improvement plan has been developed by the Company and reviewed with the MOL. Approximately $5 million was committed for ventilation improvements as phase one of this plan in 2002, of which $3 million was spent during that year and the balance is expected to be spent in 2003. It is not possible to state at this time the full extent of the program or the total capital expenditures that will be necessary to comply with these OELs at the Company’s Ontario operations. The Company and the MOL have agreed in principle to a long-term cooperative approach of engineering control upgrades that will take place in a number of workplaces over several years to meet these OELs.

        In 2001, the MOL released a discussion paper concerning a proposed permanent process for up-dating OELs for all workplace substances. Four options for this process were proposed by the MOL, which invited comments on these options from stakeholders. The Company joined other members of the Ontario Mining Association in forming a task force aimed at considering the best process for maintaining OELs that are protective of workers, supported by sound science, and economically practical. The task force released its comments in February 2002. In the opinion of the task force, none of the options suggested by the MOL was acceptable and it suggested a fifth option in which an independent expert advisory group would review each candidate OEL for its scientific, as well as practical, basis. The MOL is expected to respond to this proposed option in 2003. The Company cannot predict the effect that further reductions in OELS for workplace substances could have on its operations or financial condition.

Occupational Exposure Limits (OELs) in the U.S. and the U.K.

        The Company is generally in compliance with the permissible exposure limits for all forms of nickel that are currently applied by the U.S. and U.K. governments.

U.S. Regulatory Actions

        In 1990, the United States Congress amended the U.S. Clean Air Act to require, among other things, that 189 chemicals or chemical groups (including nickel compounds) be regulated as hazardous air pollutants (“HAPs”). Pursuant to this legislation, the EPA has been promulgating stringent technology-based standards for controlling emissions of HAPs from designated source categories. This process will continue in the future and ultimately may include the promulgation of additional risk-based standards. Some of these standards may limit emissions of nickel and its compounds, most likely through limits on overall emissions of particulate matter. The Company is unable to determine what nickel-emitting sources may ultimately be covered by such standards or to predict what capital expenditures or operating cost increases the Company or its customers may incur as a result of the promulgation of such hazardous air pollutant standards.

        In July 1999, the EPA issued its final Integrated Urban Air Toxics Strategy under which 33 HAPs judged to pose the greatest threat to public health in urban areas are to be targeted for future regulation. Nickel compounds were among the 33 HAPs listed under this strategy. As a result, nickel compounds will be included by the EPA in periodic National Air Toxics Assessments (“NATAs”) designed to estimate and track trends in emissions, ambient air concentrations, population exposures, and associated characterizations of risk. In June 2002, the EPA released the Final National-Scale Air Toxics Assessment for 1996 (“NATA-1996”), which estimates emissions, ambient air concentrations, and population exposures for the 33 HAPs referred to above based on a 1996 emissions inventory, and characterizes the resulting population risks on a national and regional basis. This assessment reflected much lower total national emissions of nickel compounds than an earlier estimate that was based on information for 1990. NATA-1996 found that concentrations of nickel compounds in the ambient air were not of concern with respect to non-cancer health effects. However, nickel compounds were characterized as being a more significant contributor to potential cancer risks. That finding was based on what the Company and other nickel producers believe to be a flawed methodology for estimating potential cancer risk. The nickel industry has made a submission to the EPA, asking that the methodology be corrected, so that a more appropriate risk characterization can be made in the next release of NATA information, which is scheduled at three-year intervals. In addition to issuing NATAs, the EPA’s Urban Air Toxics Strategy will target various sources of hazardous air pollutants for further emissions reductions. In the case of nickel compounds, some of these sources are likely to be fossil fuel combustion units, while others may involve nickel-using industries such as stainless steel manufacturing and metal plating. The Company is unable to predict what impact, if any, the inclusion of nickel compounds on the EPA’s list of Urban Air Toxics and related assessments might have on nickel users and, indirectly, on the Company’s operations or financial condition.

        In December 2002, the National Toxicology Program (“NTP”) within the U.S. Department of Health and Human Services released its latest Report on Carcinogens (“ROC”). In these bi-annual reports, NTP lists various substances that it concludes are either “known to be human carcinogens” or “reasonably anticipated to be human carcinogens.” Previous versions of the ROC listed metallic nickel and “certain nickel compounds” as “reasonably anticipated to be human carcinogens.” Metallic nickel remained in that category in the latest ROC. However, in the latest ROC, “nickel compounds” as a class (with no differentiation) were listed as “known to be human carcinogens.” That broad listing runs counter to arguments that Inco and other nickel producers had made to NTP over the years, and the Company continues to believe it is not scientifically justified for various types of nickel compounds. Since nickel compounds already are characterized as carcinogenic to humans by the International Agency for Research on Cancer, it is not clear what additional impact, if any, NTP’s listing of nickel compounds as “known to be human carcinogens” in the latest ROC will have on businesses that produce, use, handle, or otherwise manage nickel compounds and wastes in which they are contained. Similarly, since metallic nickel has been listed as “reasonably anticipated to be a human carcinogen” by the NTP for many years, it is not clear what effect, if any, the reaffirmation of that listing in the latest ROC will have. Nickel alloys, stainless steels and other alloys that contain nickel, also were evaluated for possible listing in the latest ROC, but after all the evidence was considered, they were not included in the latest Report as either “reasonably anticipated” or “known to be” human carcinogens.

        In December 2002, the EPA adopted sweeping amendments to its Inventory Update Rule (“IUR Amendments”) implementing provisions of the U.S. Toxic Substances Control Act. The IUR program requires manufacturers and importers of covered chemical substances to submit quadrennial reports of specified information if they produce or import more than a designated amount of a covered chemical at any one site. Prior to the adoption of the IUR Amendments, inorganic chemical substances (like nickel and its compounds) had been exempt from IUR reporting. The IUR Amendments remove that exemption so that inorganic chemicals will be subject to the IUR program in the next reporting cycle, covering calendar year 2005. While the basic reporting threshold has been increased from 10,000 pounds per site to 25,000 pounds per site, the information required to be reported has been dramatically expanded, particularly for sites that produce or import more than 300,000 pounds of a covered chemical during the reporting year. The new processing and use information required in those cases will be burdensome to collect and report; however, this expanded requirement to report processing and use information will not apply to inorganic chemicals like nickel until the 2010 reporting year. While the new IUR reporting requirements will impose additional costs and burdens on the Company and various of its U.S. customers, they are not expected to have a material adverse effect on the Company’s operations or financial condition.

Canadian Environmental Protection Act

        In 1994, under the Canadian Environmental Protection Act (“CEPA”), two federal government departments, Environment Canada and Health Canada, published toxicity assessments of 17 substances, including nickel and its compounds. The assessment concluded that metallic nickel was not considered toxic under CEPA. However, oxidic, sulphidic and soluble compounds of nickel were considered toxic, according to statutory definitions and criteria. As a result of this assessment, together with CEPA toxic classifications for mercury, lead, and certain compounds of arsenic and cadmium, a base metal smelter Strategic Options Process (“SOP”) was conducted in 1997 with the result that the industrial sector committed to develop site-specific environmental management plans and reduce sector-wide releases of arsenic, cadmium, lead, mercury and nickel by 80 per cent from 1988 (as the base year) to 2008.

        In 1999, a revised CEPA was enacted and has been viewed as granting increased authority to, and mandating increased attention by, federal departments in data collection, pollution prevention and other regulatory actions. As a result of the revised CEPA, Environment Canada has initiated several additional programs. One has been to review the progress being made under the original base metal smelter commitments made as part of the SOP and possibly accelerating their implementation. Another program has been to take action regarding substances known to be toxic under CEPA, including emissions of dioxins and furans, sulphur dioxide and particulate matter. The Company is part of the industry group interacting with Environment Canada on these programs. During 2002, this group began examining the options for regulations that might be employed under CEPA to control substances listed as toxic. Presently, a code of practice for base metal smelters is under active debate at a multi-stakeholder level, with a view to using this as the basis for the regulation of toxic substances under CEPA.

        Another CEPA-related program seeks to categorize and prioritize all substances on the Domestic Substances List (the “DSL”), a list of more than 20,000 substances which are permitted to be produced in or imported into Canada. New substances that are not on the list are required to undergo a pre-manufacturing appraisal in order to be added to the list. Environment Canada has elected to apply criteria for this process that the Company believes are inappropriate for inorganic substances. These criteria were originally developed for synthetic organic chemicals and involve assessments of persistence, bioaccumulation and toxicity. In 2001, an expert advisory group, including a consultant representing the Mining Association of Canada, was organized by Environment Canada for the purpose of reviewing the scientific validity of using persistent, bioaccumulative and toxic (“PBT”) criteria for inorganic substances. In late 2001, this group issued its findings and recommendation to Environment Canada. This group concluded that the persistent and bioaccumulative criteria do not properly categorize metals and other inorganic substances. However, recognizing that the use of PBT criteria is legislated, the group recommended that all inorganic substances should be considered as “persistent” for the purposes of this categorization, and that “toxicity” alone should be the criterion by which inorganic substances should be categorized. In June 2002, Health Canada made a proposal for categorizing human exposure to substances on the DSL on the basis of use and on the basis of industry codes originally attached to substances when they were placed on the list. Work in this area is ongoing and the Company cannot at this time identify or predict what additional operating or capital expenditures will be required by the Company to meet the ultimate regulations that may result from these and other possible CEPA-based and Environment Canada programs.

California Regulatory Actions

        In 1991, the California Air Resources Board (“CARB”) identified nickel and its compounds as a toxic air contaminant. A series of guidelines were then issued for assessing risks of non-occupational exposure, and acute and chronic reference exposure levels (“RELs”) were proposed along with a cancer potency factor for nickel compounds. Because the Company and other nickel producers believed that the guidelines and RELs were not well-founded scientifically and might lead to unjustifiable controls being placed on users of nickel in California and elsewhere, Inco and other nickel producers made submissions criticizing the methods used by the CARB in developing the RELs. In February 2000, California adopted final RELs. Although the final RELs represent an improvement over the initial proposals, the Company believes they are still unjustifiably low. Although the RELs do not appear to have had a significant impact on nickel users in California, the Company is unable to predict at this time what long-term impact the RELs will have in California or, indirectly, in other jurisdictions in which nickel is produced or used.

        Late in 1999, the California Office of Environmental Health Hazard Assessment proposed a public health goal (“PHG”) of one microgram of nickel per litre of drinking water. In conjunction with other nickel producers, Inco submitted comments arguing that this proposal was scientifically unjustified. In

August 2001, a final PHG of 12 micrograms of nickel per litre of drinking water was adopted by the California authorities. Although not itself a mandatory standard, this goal presumably will serve as a benchmark for setting a drinking water standard in California. This goal could also affect the perception of the health risks associated with nickel by producers and users of nickel-containing products. In addition, this PHG may have an impact on the EPA’s consideration of a future drinking water standard for nickel or on the drinking water guideline values for nickel being developed or reviewed by the World Health Organization, as discussed below, or by other bodies.

Right-to-Know Legislation

        “Right-to-Know” and other reporting laws have been adopted in many jurisdictions in which the Company operates. These laws generally require employers to advise their workers and their local communities, as well as specified governmental authorities, of the kinds and amounts of specified chemicals, including some chemicals made or used by the Company, which may be present in the workplace, released to the environment, or sent to a recycling or waste management unit, and to develop emergency response programs. Compliance with these “Right-to-Know” requirements has had no material effect on the Company’s financial position or operations.

Harmonization of Classification and Labeling of Chemicals

        In 1990, the International Labour Organization (the “ILO”) initiated a project to harmonize existing systems for the classification and labeling of chemicals. This goal was endorsed by the 1992 UN Conference on Environment and Development (“UNCED”) and was included as one of the six areas for action identified in Chapter 19 of Agenda 21 of UNCED on the environmentally sound management of toxic chemicals. UNCED recommended that a globally harmonized hazard classification and compatible labeling system, including material safety data sheets (“MSDSs”) and easily understandable symbols, should be available, if feasible, by the year 2000. In September 2001, a Harmonized Integrated Hazard Classification System for Chemical Substances and Mixtures was approved by the ILO’s Task Force on Harmonization of Classification and Labeling and endorsed by the OECD’s Joint Meeting of the Chemicals Committee and Working Party on Chemicals, Pesticides and Biotechnology. This document and similar documents on Physical Hazard Classification and Hazard Communication Tools were merged to form the Globally Harmonized System (“GHS”). The GHS was adopted by the UN Subcommittee of Experts on the GHS on the Classification and Labelling of Chemicals and the UN Committee of Experts on the Transport of Dangerous Goods and the GHS in December 2002. Formal adoption of the GHS by the UN Economic and Social Council is currently expected in 2003. Although implementation of the GHS criteria is considered voluntary, several jurisdictions that have existing “Right-to-Know” laws (including Canada) have given notice that they will begin implementing this system. It is possible that those jurisdictions that do not currently have “Right-to-Know” laws will also implement the GHS. The goal of the Intergovernmental Forum on Chemical Safety, endorsed at the September 2002 World Summit on Sustainable Development, is to have as many countries as possible implement the GHS by 2008. The Company does not believe that the GHS will have a material impact on its results of operations or financial condition.

European Union Actions

        A number of formal and informal initiatives affecting nonferrous metals such as nickel have been advanced in recent years in the European Union (“EU”) and by the OECD and other intergovernmental groups and agencies. In the EU, legislation has been in the process of being developed for occupational exposure limits for nickel in the workplace. An Occupational Exposure Limits Criteria Document was submitted to the European Commission, the executive body of the EU with responsibility for implementing EU legislation, by the nickel industry research association, the Nickel Producers Environmental Research Association (“NiPERA”), in collaboration with one of the European Commission’s departments, independent experts and Eurometaux in January 1997. This document recommended workplace exposure limits of 1.0 mg/m3 for metallic nickel, 0.5 mg/m3 for oxidic nickel, 0.1 mg/m3 for soluble nickel and sulphidic nickel, and 0.24 mg/m3 for nickel carbonyl. In December 2000, NiPERA was asked to make a further presentation to the European Commission Scientific Committee on Occupational Exposure Limits on the technical aspects of sampling and analysis for nickel in the workplace in relation to the recommended levels referred to above. These recommendations have not as yet been adopted and the Company is unable to predict whether these recommendations or other values ultimately will be adopted as workplace exposure limits in the EU and, accordingly, cannot predict what changes, if any, might be necessary in its workplaces or those of its customers if and when the EU adopts workplace exposure limits for nickel. In 2000, Norway, which is not a member of the EU, reviewed its recommended nickel occupational exposure limit. Following discussions between the Norwegian authorities and the Norwegian nickel industry and its labour union, a generic value of 0.05 mg/m3 for all nickel compounds and nickel metal was recommended. It is not known at this time if this recommendation will have any impact on the European Commission’s deliberations and ultimate implementation of occupational exposure limits for nickel.

        Another fairly recent initiative in the EU concerned the possible elimination of the use of nickel in Euro coins. While the European Commission ultimately accepted the use of nickel in the highest denomination coins, the concern that nickel in coins could cause widespread allergic dermatitis in the population was voiced by a number of EU countries. In response to this concern, a risk assessment of nickel in coins was carried out by the Danish government in 1999. This study concluded that there was no evidence that nickel-containing coins cause any nickel allergy among the general population. The results of this Danish risk assessment is expected to help negate health concerns about nickel in coins. A number of other initiatives potentially affecting nickel have also been or are currently being considered by the European Commission and other intergovernmental groups. If some or all of these initiatives were to be adopted through legislation or regulation by member countries of these intergovernmental groups and agencies, they could have the effect of reducing the use of nickel and nickel-containing products based upon alleged occupational or environmental hazards. These initiatives, in turn, have caused similar formal and informal initiatives to be developed by industrial associations and users of products containing nonferrous metals such as nickel. These initiatives are, for the most part, still preliminary in nature and the Company cannot predict at this time, what, if any, impact they might have on the Company’s results of operations or financial condition.

        Under the Existing Substances directive in the EU, Denmark placed elemental nickel and nickel sulphate on one of the priority substances lists developed by the European Commission because of their ability to cause dermal sensitization, and in 1996 Denmark was appointed the principal jurisdiction for conducting risk assessments on these substances. In 2000, three additional nickel compounds, nickel carbonate, nickel chloride and nickel dinitrate, were added to the risk assessment program as part of another priority substances list developed by the European Commission. These nickel risk assessments have progressed slowly due, in part, to the rapidly changing methodologies for assessing environmental risks of metals in general. For example, during the zinc risk assessment procedure being conducted by the European Commission, scientific data were found to be lacking regarding the bioavailability of zinc ions. This prompted the European Commission to mandate that the zinc industry, and other industries concerned with other metals, including nickel, subject to risk assessments, proceed with further research on metal bioavailability. The nickel industry has responded to this request with an defined research program and budget to obtain most of the results in time for consideration in 2003 by the Danish government for application to the European Commission’s risk assessment on nickel.

        In 2001 a new draft of the proposed EU Chemicals Policy was issued. This new policy, if adopted and implemented through the passage of legislation, would require producers to register their products with the European Commission. Registration would be followed by evaluation and authorization stages with the burden of proving the safety of the products falling on industry. Seven working groups have been set up to discuss key aspects of the forthcoming new chemicals legislation, including both European Commission representatives and industry delegates. The metals industry is working with the chemicals industry on these initiatives, but careful consideration is being given to metals because of their unique characteristics. At this stage, it is too early to determine the impact that the new policy could have on the Company and its operations and financial condition or the use of the compounds covered by this policy except that the testing of metals for health and environmental effects is likely to increase, as will the administrative procedures associated with marketing metals products. The policy is currently expected to come into effect in 2005 with the data collection and test results requirements of the policy expected to continue until 2010. A proposed directive on integrated product policy was introduced in 2001. This directive introduces the strategy for sustainable use of resources and recycling of products, including extended producer responsibility for best environmental options in the manufacture and use of environmentally friendly or “green” products. This directive is an instrument in the European Commission’s sustainable development strategy. In May 2001, the European

Commission’s sustainable development strategy was released. The European Commission believes that sustainable development is a priority in policy making and will expect companies to issue sustainability reports and will consider the use of sustainable development indicators as the basis for the drafting and implementation of environmental policy.

        In 1997, the European Commission issued a draft proposal for a revision of its directive on batteries and accumulators. Under the proposal, all batteries and accumulators containing more than 0.005 per cent cadmium by weight, as well as the corresponding appliances into which such batteries and accumulators are incorporated, would be prohibited by January 1, 2008. In June 2001, at a special meeting, virtually all of the departments of the European Commission opposed the proposed ban on cadmium-containing batteries (including nickel-cadmium batteries), preferring collection and recycling instead. An EU targeted risk assessment of nickel-cadmium batteries in 2002 concluded that the environmental effects of nickel-cadmium batteries are minimal and by the end of 2002 the European Commission had begun to consider replacing the proposed ban directive with an industry-sponsored recycling scheme with defined targets for recycling.

        In September 2001, the European Commission published an end of life vehicles directive. The intent of this directive is the prevention of waste from vehicles which have reached the end of their useful lives, and the promotion of reuse, recycling and other forms of recovery of their components and materials to reduce the disposal of waste. This directive, among many other provisions, requires that materials and components of vehicles put on the market after July 1, 2003 not contain lead, mercury, cadmium or hexavalent chromium. This ban is subject to an evaluation by the European Commission of a number of uses of these metals in vehicles, including cadmium in batteries for electrical vehicles. In the evaluation, the European Commission is obligated, in the framework of an environmental assessment, to consider the availability of substitutes as well as the need to maintain the availability of electric vehicles. According to the directive, the evaluation could result in (i) establishing tolerable concentration values for any of the banned materials, (ii) exempting the materials and components from the ban if their use is unavoidable, or (iii) deleting the materials and components of vehicles from the list of banned items. As a potential major supplier of nickel that might be used in the production of batteries for electric vehicles, the Company does not know at this time what impact this directive will have on the possible use of nickel-cadmium and other nickel-containing batteries in electric vehicles. The Company, as part of a consortium of companies interested in the battery industry, will be providing information to the European Commission for evaluation, as part of this directive, of the use of nickel-cadmium batteries in electric vehicles.

        In 2002, the Danish Environmental Protection Agency (the “DEPA”), as part of the authority granted to it under certain environmental regulations of the European Commission, published draft risk assessment reports, including certain conclusions concerning potential human health hazards associated with soluble nickel. The DEPA determined, based on certain animal studies, that soluble nickel is a reproductive toxin and has proposed certain product labelling requirements as a result of this determination. It has also assessed certain other environmental issues. In addition, based upon these draft reports and taking into account certain studies, the DEPA has proposed that soluble nickel be classified under its hazard classification system as a known human carcinogen. Before any such proposed classification could come into effect, a number of regulatory and administrative steps would have to be completed. If this proposed classification were to come into effect as currently proposed, it could result in use restrictions and other requirements which could have a material adverse effect on certain producers and end users of the forms of nickel covered by such classification and on the Company’s business, results of operations, financial condition and liquidity.

        To comply with pollution control regulations in the U.K., the Company’s refineries at Clydach, Wales and Acton, England have obtained the necessary authorizations to continue to operate. These authorizations include prescribed emission release limits and are conditional upon the Company carrying out certain environmental improvements. In order to achieve continuous improvement, the government reviews these authorizations at least every four years, at which time new environmental improvement conditions may be established. In late 2001 and early 2002, these authorizations were resubmitted to the relevant governmental authorities as required under new legislation arising from the EU Integrated Pollution Prevention and Control directive. The authorization for the Acton refinery has been received and there are no environmental improvement conditions attached to it that are expected to have an adverse effect on operations. It is expected that the authorization for the Clydach refinery, when received, will have environmental improvement conditions attached to it, but the Company cannot predict what, if any, effect such new conditions could have on its operations, operating costs and capital expenditures relative to the Clydach refinery. However, given that both refineries have received ISO 14001 certification, it is not expected that any of these conditions will have an adverse effect on operations at the Clydach refinery.

WHO Drinking Water Guidelines

        The World Health Organization (the “WHO”) periodically reviews its guideline values for contaminants in drinking water. Its most recent review of nickel in drinking water began in 1995. Over the past several years nickel producers’ organizations, including NiPERA, have made submissions to the WHO concerning the most appropriate method for extrapolating animal test data to humans. The WHO recommended an extraordinarily stringent guideline value of 20 micrograms of nickel per litre of drinking water. This value was disputed by the nickel industry and, in a final action in 1997, the WHO accepted the value as “provisional”. In 2000, a new regulatory research study on the reproductive effects of oral nickel in animals was completed. This study, which was funded by the nickel industry as part of its regulatory initiative in the EU regarding the regulation of existing substances, provides an improved scientific basis for setting a nickel guideline level for drinking water and has been submitted to the WHO for its consideration. It is not known at this time when the WHO will issue its final guideline or what the guideline for nickel in drinking water will be. While not a regulatory body itself, the WHO guideline values influence governmental regulatory agencies around the world in adopting standards. It is impossible to predict what impact the WHO guideline for nickel in drinking water, when issued, will have on specific jurisdictions, including Canada, and its possible effect on the Company’s results of operations or financial condition.

      Other Environmental Control Regulations

        The Company and other mining companies in Canada are aware of and concerned about the increasing desire on the part of many regulatory authorities throughout the world to limit the mining, refining and use of metals in the future. This desire is based on the belief of governments in the changing expectations of society towards various approaches to the concept of “sustainable development”, a concept that has been defined by regulatory and other bodies differently but, at a minimum, appears to focus on meeting the needs of the present without compromising the ability of future generations to meet their own needs. In response to this view, the Company believes that there is a tendency for some governments to use inadequate or incorrect information, to rely on inappropriate methodologies, and to apply the so-called “precautionary principle” in an unwarranted manner in making regulatory decisions regarding metals. An example of this approach is the predisposition by some regulators to identify metals, including nickel, as PBT chemicals that should be targeted for use reduction or waste minimization. A workshop on PBT chemicals, called the Review of the State-of-the-Science Regarding PBT Concepts and Metals and Metal Compounds Workshop, was held in January 2000. At this workshop, which was sponsored in part by the EPA and was attended by experts from numerous scientific disciplines as well as experts in the field of policy development, the prevailing view was that PBT criteria, which were developed to evaluate potential environmental hazards of organic chemicals, could not appropriately be applied to metals and inorganic metal compounds. While the Company encourages the recycling of nickel and other metals as part of waste minimization efforts, it opposes the designation of nickel as a PBT chemical for this purpose.

        In 1998, the EPA published a draft list of 53 chemicals or groups of chemicals described as PBT substances that were to be the focus of a voluntary waste minimization initiative. Eleven of the 53 chemicals on the list were metals and included nickel. The inclusion of nickel on this list could lead to increased regulation of nickel, placing additional burdens on customers and users of nickel and possibly resulting in the substitution of other products for nickel. In submissions made to the EPA, the Company pointed out that the scoring and ranking scheme used to develop this list does not, on a scientific and technical basis, properly apply to metals and that nickel should be removed from the list. In the summer of 2002, the EPA released the final version of what is now referred to as the “Waste Minimization Priority Chemicals List.” Only three metals, cadmium, lead, and mercury, are included on the list, and they were selected for reasons that do not involve a PBT determination. A comprehensive cross-agency metals assessment framework that will establish guidance for EPA programs to use in assessing the hazards and risks of metals and metal compounds is being developed with a targeted completion date of May 2004.

        In the future, as in the past, various supranational, national, provincial, state and local governments and authorities under which the Company operates may impose regulations covering the emission of air pollutants, the discharge of process wastewater and the generation, storage, treatment and disposal of liquid and solid wastes that could apply to various of the Company’s operations and that could impose additional compliance costs on the affected Inco operating entities or on nickel-using industries. No proposed regulation of which the Company is aware would currently impose costs that would materially affect the Company’s financial position or operations. Reference is made to the discussion of future removal and site restoration costs and related plans under “Future Removal and Site Restoration; Closure and Post-Closure Plans” above.

      Environment, Health and Safety Audits

        The Company has, over the past number of years, conducted environment, health and safety (“EH&S”) audits at its wholly-owned operating facilities as well as at operations in which it has at least a 50 per cent equity interest and certain affiliates in which it has less than a 50 per cent equity interest. The EH&S audit program is reviewed annually by an external consultant in order to provide the Company with an independent review of the program, evaluate the extent to which the program is meeting Inco’s goals and objectives, and determine whether the program is in accordance with standard industry audit practices. The Company has broadened the focus of its EH&S audits from compliance audits, aimed at identifying specific problems, to management system audits that seek not only to identify problems but also to examine the root cause of these problems and correct deficiencies in the system. The program comprises 17 key areas (six environmental, two health, eight safety and one administrative). Audit results are reported to the facility management, which develops an action plan to correct any deficiencies. The Environment, Health and Safety Committee of Inco’s Board of Directors oversees the program, reviewing audit findings and action plans. EH&S audits were conducted at nine facilities worldwide in 2002. Two site assessments and three site-specific audits were also conducted at the request of the Company’s Canadian operations in 2002.

      Life Cycle Inventory Project

        The Company’s life cycle inventory project, which was initiated in 1997, involves the compilation of the resource requirements, such as energy and materials, and environmental burdens to air, water and land associated with the production of the Company’s products. This project was based, in part, on a desire to correct existing flawed information on this phase of the life cycle of the Company’s products. Typically, the information collected by the Company for this project may be utilized by governments, regulators and end-product users to evaluate the environmental acceptability of manufactured goods. In addition, the project enables the Company to contribute information specific to nickel to the European stainless steel industry for its life cycle inventory project on stainless steel. The Company recognizes that there may be other internal and external benefits from this project, such as the opportunity to gain operating efficiencies and improved process and product design, the development of better environmental performance indicators to guide decision-making, and the provision of comprehensive data to customers, designers, engineers and governments to meet their needs for additional environmental information.

        The collection of all information required for the life cycle inventory project was completed in 2000. In 2001, a report detailing and analyzing the results of the project was issued and the life cycle inventory concept was used to support an application for Canadian government funding for the research and development of hydrometallurgical process technologies to treat the Voisey’s Bay ores. In 2002, two additional life cycle inventories were completed, one to support the Goro project and one to support an environmental assessment for a new facility to produce Utility12 nickel from nickel oxide produced by the Goro project.

12	Inco Trademark.

      Environmental and Health Management Systems

        In 2001, the Company’s Canadian operations began to develop and implement formal environmental management systems conforming to the Mining Association of Canada’s Environmental Management Framework (the “EMF”). The EMF also conforms to the ISO 14001 Environmental Management System Standard. The Company’s operations in the United Kingdom, ITL, Jinco and Taiwan Nickel have been certified to the ISO 14001 Environmental Management System Standard.

        In order to conform to the ISO 14001 Standard, in 2001 the Company broadened its environmental, health and safety policy to include policies related to social responsibility and sustainable development and to include pollution prevention as key elements of its policy. Work also began on the identification and ranking of environmental aspects and effects relating to the Company’s operations and the development of action plans to deal with any significant environmental effects. This work continued in 2002.

        In 2001, the Company established an internal core working group to undertake an analysis of current health practices and activities in the Company’s operations in Canada and the United Kingdom with a view to creating a single overarching health management system (“HMS”). The HMS would provide a mechanism for workplace health management to assist in meeting applicable legal and other health requirements. In mid-2002, the Company elected to develop an integrated Health, Safety and Environmental Management System consistent with the Occupational Health and Safety Management System (OHSMS) 18001 in the U.K., the ISO 9001 quality standard, the environmental management system standard ISO 14001, and the Mining Association of Canada’s EMF. A final document covering how such a system could be implemented is expected to be available for internal approval in 2003 and, if approved, subsequent implementation.

Employees

        At year-end 2002, the Company had 10,534 employees, compared with 10,258 employees at year-end 2001 and 10,143 employees at year-end 2000. At year-end 2002, 6,594 of the Company’s employees were located in Canada, 167 in the United States, 433 in the United Kingdom, 3,021 in Indonesia and 319 in other countries. Most full-time employees participate in the Company’s performance through profit-sharing or other bonus arrangements.

        At the Company’s Ontario operations, the Company’s three-year collective agreement with its unionized office, clerical and technical employees remains in effect until March 2004 and the collective agreement with the Company’s unionized hourly production and maintenance workers remains in effect until May 31, 2003. At the Manitoba operations, the Company successfully negotiated a new three-year collective agreement with its unionized production and maintenance workers on September 15, 2002. In Indonesia, PT Inco entered into a new two-year contract with its unionized employees in January 2003. In New Caledonia, the Company has two unions representing some of its employees. Through an employer’s association of which VBNC is the controlling member, the Company negotiated a collective agreement in September 2002 covering the construction of the initial phase of the Voisey’s Bay project.

Miscellaneous Investments

        In connection with the disposition of the battery and related products businesses conducted by Inco ElectroEnergy Corporation (“IEEC”), which was completed in 1983, the Company assumed responsibilities for certain expenditures and other costs associated with certain proceedings or administrative actions initiated by or involving the EPA or state environmental agencies concerning certain facilities operated by these businesses. It also assumed responsibility for compliance by these facilities with applicable local environmental regulations covering the treatment or discharge of certain wastewaters, compounds or effluents into publicly-owned treatment works, sewage systems, groundwater resources and watercourses and the related cleanup of deposits of certain minerals and compounds from such watercourses. The Company’s total accounting reserve relating to these remaining responsibilities, which reflects their estimated cost, was $7 million at year-end 2002, compared with $8 million at year-end 2001 and $9 million at year-end 2000.

Other Information

        In addition to properties discussed under “Description of Business” above, certain of Inco’s sales offices are leased and the Company also leases office space in Toronto, Ontario; London, England; Saddle Brook, New Jersey; and in certain other locations around the world.

        Operations in certain foreign countries involve certain risks, including risks of monetary instability, changes in exchange rates, inconvertibility of currencies and expropriation and nationalization. For example, Indonesia experienced a significant devaluation of its currency and other economic issues in recent years and the uncertain political situation in Indonesia, primarily the result of the economic, social and political issues facing that country, could adversely affect PT Inco’s ability to operate and, accordingly, the Company’s results of operations, financial condition and prospects. For further information on the political situation in Indonesia, see “PT International Nickel Indonesia Tbk – General” above.

        For financial information by geographic location, see Note 18 to the financial statements under Item 8 of this Report.

Shareholder Rights Plan

        The Company’s current shareholder rights plan is set out in a Rights Plan Agreement, as amended and restated as noted below, entered into between the Company and CIBC Mellon Trust Company, as Rights Agent, and is designed to (i) encourage the fair and equal treatment of shareholders in connection with any bid for control of the Company by providing them with more time than the minimum statutory period during which such bid must remain open in order to fully consider their options, and (ii) provide the Company’s Board of Directors with additional time, if appropriate, to pursue other alternatives to maximize shareholder value.

        The current plan was approved by the Company’s Board of Directors in September 1998 and became effective in October 1998. It was amended in certain respects by the Company’s Board of Directors in February 1999 to ensure that the plan was consistent with plans which had been recently adopted by other Canadian companies. The amended plan, which was approved by the shareholders at the Company’s 1999 Annual and Special Meeting of Shareholders in April 1999, remains in effect until October 2008 subject to reconfirmation by holders of the Company’s voting securities at the Company’s annual meetings in 2002 and 2005. In February 2002, Inco’s Board of Directors approved certain minor amendments to the plan to ensure that its terms remained consistent with current rights plans in Canada and unanimously recommended that the plan, as proposed to be amended, be reconfirmed, as amended and restated, by the shareholders. Such reconfirmation by the shareholders was obtained at the Company’s Annual and Special Meeting of Shareholders in April 2002.

        The rights issued under the plan are attached to and trade with the Company’s Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of the Company’s 7.75% Convertible Debentures, 5.75% Convertible Debentures, LYON Notes and 5.5% Convertible Redeemable Preferred Shares Series E (“Series E Preferred Shares”) and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.

        The rights will separate from the Common Shares and be transferable, trade separately from the Common Shares and become exercisable at the time (the “Separation Time”) when a person acquires, or announces its intention to acquire, beneficial ownership of 20 per cent or more of (i) the Company’s then outstanding Voting Securities (defined to include the Company’s Common Shares and Series E Preferred Shares) or (ii) its then outstanding Common Shares alone, in either case without complying with the “permitted bid” provisions of the plan (as summarized below), or without the approval of the Company’s Board of Directors. Should such an acquisition occur, each right would entitle its holders,

66

other than the acquiring person or persons related to or acting jointly or in concert with such person, to purchase additional Common Shares of the Company at a 50 per cent discount to the then current market price. The acquisition by any person (an “Acquiring Person”) of 20 per cent or more of the Company’s Common Shares or Voting Securities, other than by way of a permitted bid, is referred to as a “Flip-in-Event”. Any rights held by an Acquiring Person will become void upon the occurrence of a Flip-in-Event.

        A “permitted bid” is a bid made to all holders of the Company’s outstanding Voting Securities that is open for at least 60 days. If, at the end of such 60-day period, more than 50 per cent of the Company’s then outstanding Common Shares, other than those securities owned by the party making the bid and certain related persons, have been tendered, such party may take up and pay for the Common Shares but must extend the bid for a further 10 business days to allow other shareholders to tender, thus providing shareholders who had not tendered to the bid with enough time to tender to the bid once it is clear that a majority of Common Shares have been tendered.

        Under the plan the Company can (i) waive its application to enable a particular takeover bid to proceed, in which case the plan will be deemed to have been waived with respect to any other takeover bid made prior to the expiry of any bid subject to such waiver or (ii) with the prior approval of the holders of Voting Securities or rights, redeem the rights for nominal consideration at any time prior to a Flip-in-Event.

Item 3. Legal Proceedings

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which their property is the subject. The Company and its subsidiaries are subject to routine litigation incidental to the business conducted by them, to various environmental proceedings, and to other litigation related to such business that the Company does not believe to be material. Among the environmental proceedings are claims for personal injury, enforcement actions and certain claims dating back a number of years in which one of the Company’s subsidiaries was designated, under the United States federal environmental law known as “Superfund”, or “CERCLA”, as a potentially responsible party. The Superfund claims assert that, as a potentially responsible party, the Company’s subsidiary sent waste to a contaminated landfill or similar site and is jointly and severally liable for the cost of remediating such site. These claims have not proceeded to a point where a reliable assessment can be made of the costs to the Company, assuming responsibility is found to exist or liability is determined, but the Company believes, based upon its present information concerning these matters and its past experience, that its potential liability, if found to exist, would not be significant.

        The Company has from time to time been named as a party or charged in connection with the alleged violation of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to its operations in Canada and elsewhere. Such proceedings have involved, and with respect to currently pending charges may ultimately involve, fines or similar sanctions in excess of $100,000. However, none of these currently pending or threatened proceedings are material, either singly or in the aggregate, to the Company’s results of operations, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

67

Executive Officers of Inco Limited

        The names, offices held and ages as of February 10, 2003 of the executive officers of Inco Limited are shown below.

NAME	OFFICE	AGE	OFFICER SINCE
Scott M. Hand	Chairman and Chief Executive Officer	60	1984
Peter C. Jones	President and Chief Operating Officer	55	1997
Stuart F. Feiner	Executive Vice-President, General Counsel and Secretary	54	1992
Peter J. Goudie	Executive Vice-President, Marketing	54	1997
Farokh S. Hakimi	Executive Vice-President and Chief Financial Officer	54	2002
Ronald C. Aelick	President, Canadian and U.K. Operations	54	1995
Wm. Gordon Bacon	Vice-President, Technology and Engineering	58	1997
Subi Bhandari	Vice President and Chief Information Officer	58	2001
Bruce R. Conard	Vice-President, Environmental and Health Sciences	60	1995
Mark J. Daniel	Vice-President, Human Resources	56	2000
A. Stewart Gendron	President, Voisey's Bay Nickel Company Limited	60	1997
Robert A. Horn	Vice-President, Exploration	59	1995
Donald T. Hurley	Vice-President and Treasurer	55	1998
John B. Jones	Vice-President, Business Development - Asia	60	1999
Gary G. Kaiway	Vice President, Taxation	54	2001
William B. Kipkie	Vice-President, Inco Special Products	57	2003
Ronald A. Lehtovaara	Vice-President and Comptroller	52	1996
William A. Napier	Vice-President, Environment and Health	48	2000
Terry L. Owen	Vice-President, Capital Projects	54	2001
Alan C. Stubbs	Vice-President, Public and Government Affairs	58	1999

        Each executive officer is elected by the Board of Directors of Inco Limited annually, at the first meeting of such Board (“Annual Board Meeting”) after the annual meeting of shareholders, for a term of one year or until a successor shall have been duly chosen and qualified, except in those cases where an executive officer is elected at other than the Annual Board Meeting, in which event such executive officer’s tenure will expire at the next Annual Board Meeting unless re-elected. Such tenure is subject to an officer’s resignation or removal as provided in the Company’s By-law No. 1, its sole by-law, and the Company’s standing resolution adopted pursuant thereto.

        Except for the officers mentioned below, each executive officer named above has been an officer or executive or key managerial employee of Inco Limited or one of its subsidiaries during the past five years. From October 1997 until November 1999, Mr. Hakimi was Vice-President and Treasurer of Cyprus Amax Mineral Company (“Cyprus Amax”), a leading producer of copper and the world’s largest producer of molybdenum, based in Englewood, Colorado, and from January 2000 until July 2001 he was Vice-President and Chief Financial Officer of Rio Algom Limited, a global mining and metals company based in Toronto, Ontario. From January 1995 until January 2000, Mr. Owen was Vice-President, Project Development and Construction, Cyprus Amax, and from January 2000 until February 2001, he was President, International Core Services, a management consulting and project development services company based in Littleton, Colorado. During the five-year period prior to joining the Company, Mr. Bhandari held senior management positions, most recently as General Manager, Purchasing and Information Systems, with Toyota Motor Manufacturing Canada Ltd., an automobile manufacturing company based in Cambridge, Ontario; Mr. Kaiway held senior management positions, most recently as Vice-President, Taxation, with Placer Dome Inc., a gold mining company based in Vancouver, British Columbia; and Mr. Stubbs was Vice-President, Public Affairs, MacMillan Bloedel Limited, a forest products company based in Vancouver, British Columbia. None of these companies is affiliated with Inco Limited.

        The dates shown in the table extend from the first date of election as an executive officer of the Company. There are no family relationships among the directors and executive officers of Inco Limited, and no arrangements or understandings between any executive officer and any other person pursuant to which he was elected as an executive officer.

PART II

Item 5. Markets for Inco Limited’s Common Shares and Related Shareholder Matters

Common Shares

Market Information

        There are two principal markets on which the Company’s Common Shares are traded, the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).

        The high and low closing sale prices for the Company’s Common Shares as reported on the NYSE and the TSX for each quarter during the past two years are as follows:

	NEW YORK STOCK EXCHANGE (U.S. $)
	2002				2001
	1ST Q	2ND Q	3RD Q	4TH Q	1ST Q	2ND Q	3RD Q	4TH Q
High	19.82	23.66	22.45	21.99	18.83	20.51	17.70	16.94
Low	16.52	18.98	15.30	15.51	14.60	14.25	11.35	12.20
	THE TORONTO STOCK EXCHANGE (CDN. $)
	2002				2001
	1ST Q	2ND Q	3RD Q	4TH Q	1ST Q	2ND Q	3RD Q	4TH Q
High	31.40	36.25	33.91	34.25	29.09	30.70	27.10	27.05
Low	26.35	30.16	24.30	24.80	22.10	22.54	17.90	19.50

        On March 19, 2003, the closing sale prices for the Company’s Common Shares were $20.45 on the NYSE and Cdn.$30.28 on the TSX.

Holders of Common Shares

        The total number of holders of record of the Company’s Common Shares as of February 10, 2003 was 19,916.

Dividends

        Subject to the preferential rights of the holders of the Company’s Preferred Shares and any other prior ranking shares, the holders of Common Shares are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividend or other distribution on the Common Shares shall be paid, and no Common Share shall be acquired for value, unless dividends on all outstanding Preferred Shares have been paid for all past quarterly periods.

        At its meeting in February 1999, the Board of Directors eliminated the payment of quarterly dividends in respect of the Common Shares. The Board continues to review on a periodic basis the declaration and payment of dividends on the Common Shares in the future. The Company’s dividend policy, under normal circumstances and after taking into account the Company’s short-term and long-term needs and objectives, is to declare and pay dividends on the Common Shares averaging approximately one-third of reported net earnings over a period of years. A sustainable level of regular quarterly dividends would be paid, adjusted, when appropriate, by extra dividends. The quarter-to-quarter decision as to the restoration and amount of any quarterly dividend per Common Share is reviewed by the Board of Directors and determined with reference to a number of factors, including current business results and cash needs.

Common Share Purchase Warrants

        As part of the redemption price the Company paid in connection with the redemption of the Company’s Class VBN Shares discussed under “Class VBN Shares” below, the Company issued approximately 11 million Common Share Purchase Warrants (the “Warrants”). The Warrants were issued under, and are governed by, a Warrant Agreement dated as of December 1, 2000 by and among the Company, CIBC Mellon Trust Company, as the Canadian Warrant Agent, and ChaseMellon Shareholder Services, L.L.C., as the U.S. Warrant Agent (the “Warrant Agreement”).

        Each whole Warrant entitles the holder to purchase one Common Share at an exercise price of Cdn.$30.00 (or the equivalent in U.S. dollars based upon then prevailing exchange rates at the time of exercise), subject to certain adjustments (the “Exercise Price”), until 5:00 pm (Toronto time) on August 21, 2006. Any Warrants not exercised prior to such date will expire. A Warrantholder does not have any voting or pre-emptive rights or any other rights as a shareholder of the Company until the Warrants held by such holder have been duly exercised and Common Shares of the Company have been issued to the holder pursuant thereto.

        The Warrant Agreement provides that the Exercise Price and/or the number and kind of securities or property issuable on the exercise of the Warrants are subject to adjustment in certain events, including (1) the subdivision or consolidation of the Common Shares, (2) the issuance to all or substantially all the holders of Common Shares of a stock dividend or other distributions excluding any issuance of securities to holders of outstanding Common Shares which constitutes a “Dividend Paid in the Ordinary Course” (defined generally in the Warrant Agreement to include dividends or other distributions exceeding certain threshold aggregate or annual amounts based upon the value of the dividends or other distributions paid or consolidated net earnings for specified periods), and (3) the distribution to all or substantially all the holders of Common Shares of (i) shares of any other class, (ii) rights, options or warrants to acquire Common Shares, or (iii) cash, property or other assets of the Company (excluding, in each case, “Dividends Paid in the Ordinary Course”).

        The Exercise Price and/or the number and kind of securities or property issuable on exercise will also be subject to certain adjustments in connection with certain other events, including any change, reclassification or alteration of the Common Shares, the consolidation, amalgamation, merger or other similar arrangement of the Company with another Company, or the transfer of all or substantially all of the Company’s assets.

        No adjustment in the Exercise Price or the number or kind of securities or property issuable upon exercise will be required to be made (1) unless the cumulative effect of such adjustment or adjustments would change the Exercise Price by at least one per cent or, in the event of a change in the number of Common Shares purchasable upon exercise, the number of Common Shares issuable would change by at least one one-hundredth of a Common Share or (2) in respect of the issue of Common Shares pursuant to (i) the exercise of the Warrants or (ii) the Company’s Optional Stock Dividend Program and Share Purchase Plan and options granted current or former employees of the Company or any other option or share purchase plan.

        The Warrant Agreement provides that modifications and alterations to it and to the Warrants may be made if authorized by extraordinary resolution and if all other necessary approvals are received. The term “extraordinary resolution” is defined in the Warrant Agreement to mean, in effect, a resolution passed by the affirmative votes of the holders of not less than 66 2/3 per cent of the Warrants represented and voting at a meeting of Warrantholders or an instrument or instruments in writing signed by the holders of not less than 66 2/3 per cent of the outstanding Warrants. The Warrant Agreement and the Warrants may be modified and altered without authorization by extraordinary resolution and if all necessary approvals are received in order to cure defects or ambiguities, to make ministerial amendments otherwise provided that the rights of Warrantholders are not materially adversely affected thereby.

        The Warrants are listed on the TSX and on the NYSE. Subject to applicable law, Inco may purchase Warrants in the market or by tender or private contract, and any Warrants so purchased will be cancelled.

Other Information

        Under its articles of continuance, the Company is authorized to issue an unlimited number of Common Shares.

        For a description of the Company’s outstanding debentures and notes which are convertible into Common Shares, see Notes 10 and 13 to the financial statements under Item 8 of this Report.

        The Common Shares and the Series E Preferred Shares have general voting rights. At shareholders’ meetings, each holder of these securities is entitled to one vote for each share held and there are no cumulative voting provisions. See Note 16 to the financial statements under Item 8 this Report.

Class VBN Shares

        At a special meeting of shareholders held on November 28, 2000, the Company received the requisite shareholder approval to amend the terms of the Class VBN Shares to provide for their redemption. The amendments allowed the Company to redeem each of its Class VBN Shares for Cdn.$7.50 (or the equivalent in U.S. dollars) in cash and a fraction, 0.45, of a Warrant. For a description of the Warrants, see “Common Share Purchase Warrants” above. All of the Class VBN Shares were redeemed by the Company, effective December 14, 2000, for a total redemption price of $133 million plus approximately 11.6 million Warrants which were reserved for issuance. As of December 31, 2002 and 2001, approximately 11 million Warrants had been issued in connection with this redemption. Approximately 550,000 Warrants still have not been issued given the limited number of holders of Class VBN Shares who did not accept the redemption consideration and elected prior to the effective date of the redemption to have a court, under applicable legislation in the Province of Ontario, determine the fair value of their Class VBN Shares. This court proceeding is still in its preliminary stages.

Series E Preferred Shares

        The Series E Preferred Shares were issued in August 1996 in connection with the acquisition of Diamond Fields. The Series E Preferred Shares are listed on the NYSE and the TSX. In March 2003, the Company completed the offering and sale, in transactions that were exempt from the registration requirements of the U.S. Securities Act of 1933, of two separate issues of convertible debentures. The net proceeds of these issues should enable the Company to redeem all or a portion of the Series E Preferred Shares.

Certain Provisions of the Preferred Shares as a Class

      Issuable in Series

        At the Company’s Annual and Special Meeting of Shareholders held on April 25, 2001, the Company received the requisite shareholder approval to increase the number of authorized Preferred Shares from (i) 30 million Preferred Shares issuable in series, provided that the total maximum aggregate issue price of the Preferred Shares shall not exceed Cdn.$750 million (or the equivalent in other currencies), to (ii) 45 million Preferred Shares issuable in series, provided that the total maximum aggregate issue price of the Preferred Shares shall not exceed Cdn.$1,500 million (or the equivalent in other currencies).

        Given this change, the Company’s current authorized share capital includes 45 million Preferred Shares issuable in series, each series consisting of such number of shares and having such provisions attached thereto as may be determined by the Board of Directors of the Company subject to a maximum aggregate issue price of Cdn.$1,500 million (or the equivalent in other currencies).

      Priority

        The Preferred Shares of each series rank on a parity with the Preferred Shares of every other series, and prior to the Common Shares with respect to the payment of cumulative dividends and the distribution of assets on a liquidation, dissolution or winding up of the Company or for the purpose of winding up its affairs (“liquidation”).

      Creation and Issue of Additional Preferred Shares

        Subject to applicable law, the Company may, without the consent of the holders of the Preferred Shares as a class, (i) create additional Preferred Shares, (ii) create preferred shares of another class or classes ranking on a parity with the Preferred Shares with respect to the payment of dividends and/or the distribution of assets on liquidation and (iii) increase any maximum number of authorized shares of any one or more of such other classes of shares. If (but only so long as) any dividends are in arrears on any outstanding series of the Preferred Shares, the Company may not, without the consent, by a simple majority of the votes cast, of the holders of the Preferred Shares as a class, (i) issue any additional series of the Preferred Shares, or (ii) issue preferred shares of another class ranking on a parity with the Preferred Shares with respect to the payment of dividends and/or the distribution of assets on liquidation.

      Class Voting Rights

        The holders of the Preferred Shares are not entitled to any voting rights as a class except (i) as provided above, (ii) as provided by law, or (iii) with respect to the right to vote on certain matters as described under “Modification” below. When the holders of Preferred Shares vote as a class, or when two or more series of Preferred Shares vote together at a joint meeting, each holder has one one-hundredth of a vote in respect of each Canadian dollar (or its equivalent in a foreign currency at the date of issuance) of the issue price of the Preferred Shares he or she holds.

        The Board of Directors of the Company may, at the time of creation of any series of Preferred Shares, confer voting rights on such series in addition to the voting rights of the holders of the Preferred Shares as a class. It is the Board of Director’s intention that, with respect to the creation of any future series of Preferred Shares, to the extent that such Preferred Shares would have general voting rights then such shares would not have more than one vote in respect of each Preferred Share. The voting rights attached to the Series E Preferred Shares as a series are summarized below under “Certain Provisions of the Series E Preferred Shares as a Series – Series Voting Rights”.

      Modification

        The class provisions attaching to the Preferred Shares may be amended at any time with such approval of the holders of such shares as may then be required by law or by the rules of any stock exchange on which the shares or any series of Preferred Shares are then listed. Currently, this approval requirement is by at least two-thirds of the votes cast at a meeting of such holders duly called for the purpose and at which a quorum is present, or as are required by the rules of any stock exchange upon which the shares of any series of Preferred Shares are then listed. In addition, the approval by at least two-thirds of the votes cast at a meeting of the holders of all shares of the Company carrying general voting rights is currently required by law for the amendment of such class provisions.

Certain Provisions of the Series E Preferred Shares as a Series

        In addition to the foregoing class provisions, the Series E Preferred Shares have the following provisions.

      Dividends

        The holders of the Series E Preferred Shares are entitled to receive, as and when declared by the Board of Directors of the Company, fixed cumulative cash dividends accruing from their issue date at the rate of 5.5 per cent per annum. Such dividends are payable in U.S. dollars (or, at the election of the holder, in Canadian dollars) quarterly in arrears on the first business day of March, June, September and December in each year.

      Optional and Mandatory Redemption

        The Series E Preferred Shares, or any of them, have been redeemable in accordance with their terms at the option of the Company since August 21, 2001. The optional redemption price of $51.10, which prevails through August 2003 and declines by $0.275 per 12-month period until it reaches $50.00 in August 2006. Reference is made to “Series E Preferred Shares” above for information concerning the expected redemption of all or a part of these shares.

        The optional redemption price is payable in U.S. dollars or, at the option of the holder, Canadian dollars, provided that the Company has the right to satisfy the optional redemption price payable to each holder by requiring such holder to exchange the Series E Preferred Shares so redeemed for that number of Common Shares obtained by dividing the aggregate optional redemption price of the shares of such holder to be so redeemed by 95 per cent of a 20-day weighted average trading price on the NYSE ending five days before the optional redemption date.

        The Company is required to redeem all of the then outstanding Series E Preferred Shares on August 21, 2006 upon 30 days’ notice at a redemption price of $50 per share, together with all accrued and unpaid dividends thereon. This mandatory redemption price is payable in U.S. dollars or, at the option of the holder, in Canadian dollars, provided that the Company has the right to satisfy the redemption price payable to each holder by requiring such holder to exchange the Series E Preferred Shares so redeemed for that number of Common Shares obtained by dividing the aggregate redemption price of the Series E Preferred Shares of such holder to be so redeemed by 95 per cent of a 20-day weighted average trading price of the Common Shares on the NYSE ending five days before the mandatory redemption date.

      Conversion

        The Series E Preferred Shares are convertible at the holder’s option into Common Shares at any time, at a conversion rate of 1.19474 Common Shares for each Series E Preferred Share (representing an effective conversion price of $41.85 per Series E Preferred Share), subject to certain adjustments including adjustments in the event of stock splits, distributions of Common Shares other than as dividends paid in the ordinary course and certain rights offerings.

      Series Voting Rights

        The Series E Preferred Shares (together with the Common Shares) carry general voting rights. The holders of Series E Preferred Shares are entitled to receive notice of, to attend (in person or by proxy) and be heard and to vote on the basis of one vote in respect of each such share held, at all meetings of the shareholders of the Company other than meetings of which holders of another class or series of Shares are entitled to vote separately. The holders of Series E Preferred Shares shall also be entitled, voting exclusively and separately as a series, to one vote in respect of each Series E Preferred Share held in respect of certain amendments to the articles of the Company or actions which under any legislation, regulation or rule applicable to the Company requires the approval or authorization of a class vote. In the event that, and as long as, the Company fails to make six quarterly dividend payments, the holders of Series E Preferred Shares shall have the right as a series to elect two directors to the Board of Directors of the Company while such dividends remain in arrears.

      Restrictions on Dividends and Exchange or Other Retirement of Shares and Issuance of Senior Shares

        So long as any of the Series E Preferred Shares are outstanding, the Company is not entitled to:

    (a)        declare or pay any dividend on the Common Shares or any other shares of the Company ranking junior to the Series E Preferred Shares in respect of the payment of dividends and the distribution of assets on liquidation (other than stock dividends in Common Shares or any such junior shares of the Company);

    (b)        redeem, purchase or otherwise retire for value any Common Shares or any other shares of the Company ranking junior to the Series E Preferred Shares in respect of the payment of dividends and the distribution of assets on liquidation; or

    (c)        redeem, purchase or otherwise retire for value (i) less than all the Series E Preferred Shares, (ii) any other Preferred Shares, or (iii) any other shares of the Company ranking prior to or on a parity with the Series E Preferred Shares in respect of the distribution of assets on liquidation;

unless, in each such case, all dividends then payable on the Series E Preferred Shares and on all other shares ranking prior to or on a parity therewith in respect of the payment of dividends shall have been paid or set apart for payment.

Securities Authorized for Issuance Under Equity Compensation Plans

        The number of shares of the Company that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans at December 31, 2002, the weighted average exercise price of such options, warrants and rights, and the number of shares remaining available for future issuance under such plans are shown in the following table:

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OPTIONS, WARRANTS AND RIGHTS (1)	(B) WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))(2)
Equity compensation plans
approved by security holders	7,476,506	$21.42	4,928,250
Equity compensation plans not
approved by security holders	—	—	—

Total	7,476,506		4,928,250

(1)	Includes shares authorized for issuance upon the exercise of options outstanding as of December 31, 2002 under (i) the Company’s 1993 Key Employee Incentive Plan and 1997 Key Employees Incentive Plan, each of which has been superseded and under which no further options may be granted; (ii) the Company’s 2001 Key Employees Incentive Plan; and (iii) the Company’s 2002 Non-Employee Director Share Option Plan.

(2)	Includes shares authorized for issuance as of December 31, 2002 pursuant to the exercise of options which may be granted under the Company’s 2001 Key Employees Incentive Plan and the Company’s 2002 Non-Employee Director Share Option Plan.

Other Information

        There are no charter or contractual provisions expressly limiting either the amount of cash dividends which the Company may declare and pay on its Common Shares or the right of non-residents of Canada, as such, to hold or vote any of the Common Shares of the Company. There are, however, certain restraints on the holding of Inco’s voting equity securities. The Investment Canada Act (the “Act”) limits the number of shares of a Canadian corporation which may be acquired by a non-Canadian without approval under the Act. The effect of the Act is to prohibit the acquisition of control by a non-Canadian of certain Canadian businesses, such as the Company, unless such acquisition is found by the responsible Minister of the Government of Canada to be of net benefit to Canada. See also the discussion of the Shareholder Rights Plan under “Shareholder Rights Plan” above and in Note 16 to the financial statements under Item 8 of this Report.

        Canadian federal tax legislation, in conjunction with applicable tax treaties, generally requires a 15 per cent withholding from dividends paid to the Company’s shareholders resident in the United States, the United Kingdom and most western European countries. Similarly, depending upon applicable tax treaties, dividends paid to other non-residents of Canada are subject to a withholding tax at a maximum rate of 25 per cent. The amount of a stock dividend (for tax purposes) would generally be equal to the amount by which the stated capital of the Company has increased by reason of the payment of such dividend. Interest payable on the Company’s debt securities held by non-Canadian residents may also be subject to Canadian withholding tax, depending upon the terms and provisions of such securities and any applicable tax treaties. United States backup withholding may apply to dividend and certain other payments made to beneficial owners of the Company’s shares who are United States persons for United States federal income tax purposes and who (i) fail to provide an accurate taxpayer identification number or are notified by the Internal Revenue Service that they have failed to report all interest and dividends required to be shown on their federal income tax returns or (ii) in certain circumstances, fail to comply with applicable certification requirements.

        Through subsidiaries and affiliates, the Company’s operations are conducted in numerous countries and some $2,600 million of the Company’s consolidated total assets are located outside Canada and the United States. Accordingly, operations are subject to various governmental policies or regulations and changes therein and the risks associated with doing business in many overseas locations.

        At year-end 2002, of those shareholders of record having general voting rights, 62 per cent had addresses in Canada, 28 per cent in the United States and 10 per cent elsewhere. Of the Company’s voting shares (Common Shares and Series E Preferred Shares), Canadian residents of record held 45 per cent, United States residents of record 54 per cent and residents of record in other countries one per cent.

Item 6. Selected Financial Data

        The following table provides selected financial data as reported in the Company’s Consolidated Financial Statements on the basis of Canadian generally accepted accounting principles (“GAAP”):

	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999(1)	1998(1)

	($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales	$2,161	2,066	2,917	2,113	1,766
Cost of sales and operating
expenses	$1,377	1,414	1,774	1,602	1,473
Depreciation and depletion	$255	263	265	248	244
Selling, general and administrative	$136	111	105	99	96
Asset impairment charges	$2,415	—	—	—	—
Interest expense	$50	56	83	73	86
Income and mining taxes	$(639)	(84)	226	26	(67)
Earnings (loss) from continuing
operations	$(1,481)	305	400	17	(139)
Earnings (loss) from discontinued
operations	$—	—	—	(5)	36
Net earnings (loss)	$(1,481)	305	400	12	(103)
Preferred dividends	$(26)	(26)	(26)	(26)	(26)
Accretion of notes	$(4)	(3)	—	—	—
Class VBN dividends	$—	—	—	—	(2)
Net earnings (loss) applicable to
common shares	$(1,511)	276	374	(14)	(131)
Net earnings (loss) per common
share - basic (2)	$(8.27)	1.52	2.06	(0.08)	(0.79)
Common dividends declared	$—	—	—	—	16
Per common share	$—	—	—	—	0.10
Common shares outstanding
(weighted average, in millions)	183	182	182	176	166
Total assets	$8,540	9,587	9,676	9,560	9,397
Long-term debt	$1,546	759	952	1,154	1,457
LYON Notes	$238	231	—	—	—
Preferred shares	$472	472	472	471	471
Class VBN shares	$—	—	—	753	753

(1)	Certain information for the years 1998 and 1999 has been restated to reflect the retroactive application of the asset and liability method to calculate deferred income and mining taxes (see Note 2 to the financial statements under Item 8 of this Report).

(2)	Net earnings (loss) per common share is calculated by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period.

        There are a number of differences between Canadian and United States GAAP. The most significant differences, insofar as they affect the Company’s Consolidated Financial Statements, relate to accounting for asset impairment, post-retirement benefits, LYON Notes, derivative instruments, investments and reporting of comprehensive income. A full discussion of these differences is presented in the Notes to the financial statements under Item 8 of this Report and, in particular, Note 22 to such financial statements.

        The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999(1)	1998(1)

	($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Earnings (loss) from continuing
operations - Canadian GAAP	$ (1,481)	$ 305	$ 400	$ 17	$(139)
Increased asset impairment
charges	(779)	—	—	—	—
Increased post-retirement
benefits expense	(23)	(22)	(22)	—	(12)
Increased interest expense	(9)	(11)	—	—	—
Unrealized net gain (loss) on
derivative instruments	5	(4)	—	—	—
Taxes on United States GAAP
differences	168	15	9	—	4

Earnings (loss) from continuing
operations - United States GAAP	(2,119)	283	387	17	(147)
Discontinued operations	—	—	—	(5)	31

Net earnings (loss) - United States GAAP	$ (2,119)	$ 283	$ 387	$ 12	$(116)

Earnings (loss) from continuing
operations per share -
United States GAAP
Basic - Common	$ (11.73)	$ 1.41	$ 1.99	$ (0.05)	$(1.05)

- Class VBN	$ —	$ —	$ —	$ —	$ 0.08

Net earnings (loss) per share -
United States GAAP
Basic - Common	$ (11.73)	$ 1.41	$ 1.99	$ (0.08)	$(0.87)

- Class VBN	$ —	$ —	$ —	$ —	$ 0.08

(1)	Certain information for the years 1998 and 1999 has been restated to reflect the retroactive application of the asset and liability method to calculate deferred income and mining taxes.

        The selected financial data item “Preferred shares” would be reported in the same amounts under Canadian and United States GAAP. The Series E Preferred Shares would be excluded from Shareholders’ equity on the Consolidated Balance Sheet for United States reporting purposes. The selected financial data item “Long-term debt” would be increased by $243 million at December 31, 2002, the United States GAAP carrying value of the LYON Notes, for United States reporting purposes. Under United States GAAP, “Total assets” would be reported as $7,732 million at December 31, 2002 (2001 – $9,535 million; 2000 – $9,640 million; 1999 – $9,533 million; 1998 – $9,388 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes, expressed in United States dollars and prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), which generally conform with those principles established in the United States, except as explained in Note 22 to our Consolidated Financial Statements. This discussion contains certain forward-looking statements based on our current expectations. These forward-looking statements entail various risks and uncertainties, as discussed below, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to “Cautionary Statement Regarding Forward-Looking Statements” above.

Nature of Business

        We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 59 per cent, PT Inco, on the island of Sulawesi, Indonesia. We have additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through contractual arrangements with Inco TNC Limited, in which we have an equity interest of 67 per cent, in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent, and in South Korea, through Korea Nickel Company, in which we have an equity interest of 25 per cent. We also have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts for plating and other applications at a plant near Shanghai in China.

        Our business operations consist of our (1) finished products segment, which comprises the mining and processing operations in Ontario and Manitoba, the refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries, referred to above, and (2) intermediates segment, which comprises PT Inco’s mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we are currently developing two major new or so-called “greenfield” projects, our 85 per cent-owned Goro nickel-cobalt project in New Caledonia and our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador, as described under “Risks and Uncertainties – Other Risks and Uncertainties” and “Outlook” below. As noted below under “Goro Project Suspension Costs”, in early December 2002 we initiated a comprehensive review of the Goro project.

        In recent years, sales of our primary metals products were concentrated in the United States, Europe, Japan, elsewhere in Asia, and Canada, with about 60 per cent of our 2002 revenues from nickel derived from sales of our nickel products in Asia.

Nickel Market Overview

        The nickel industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of deposits, and the processing, distribution and marketing of nickel products. The level of production and export of primary nickel and secondary or nickel-containing scrap material from Russia as well as other sources of such scrap, together with the continuing relatively limited level of domestic consumption of nickel in Russia since the break-up of the former Soviet Union, has had, and could continue to have, a significant impact on the nickel industry’s supply-demand balance.

        The price of nickel has represented, and is currently expected to continue to represent, the principal determinant of our profitability and cash flow from operations. Accordingly, our financial performance has been, and is expected to continue to be, closely linked to the price of nickel and, to a lesser extent, the price of copper and other primary metals produced by us. We have seen, and expect to continue to see, significant volatility in the price of nickel based upon changes in the supply-demand balance and other related factors which can affect such prices. Since we sell our nickel products in all major geographical markets, the realized prices for our primary nickel and other primary metals products are influenced by both global and regional supply-demand factors and by the availability and prices of secondary or metal-containing scrap material, including nickel-containing scrap generated by the stainless steel industry, and other substitute or competing commodity products for the primary nickel and other metals products produced by us.

2002

        The nickel market strengthened in 2002 as demand, on a Western World-plus-China basis, grew by 7.6 per cent during the year to 1,138,000 tonnes despite continued weakness in certain large segments of the global economy. During 2002, growth in industrial production continued in China and rebounded in most major Asian economies, excluding Japan, while economic recovery in the United States, Europe and Japan struggled to take hold.

        The growth in nickel demand was primarily concentrated in the stainless steel sector, the largest end use of primary nickel. Nickel demand growth in this sector increased by almost 10 per cent, driven by an increase in stainless steel production and a decline in the proportion or ratio of nickel-containing stainless steel scrap relative to primary nickel (the nickel which we produce) to the total nickel consumed by stainless steel producers. Stainless steel production increased by 6.4 per cent to approximately 19.8 million tonnes, with growth experienced in all major industrial countries of the world except Japan where production declined slightly. This production growth was particularly strong in the United States, up 20 per cent, driven by the opening of a new 800,000 tonne per year stainless steel production facility in Kentucky and higher production at existing facilities elsewhere in the United States, and in Taiwan, where production increased by 19 per cent as existing facilities operated at near-capacity levels.

        Growth in primary nickel supply continued in 2002 as several relatively new or “greenfield” projects located in South America and Australia continued to increase production to their expected design capacities. Primary nickel production on a Western World-plus-China basis increased by 37,000 tonnes to 893,000 tonnes in 2002. Overall primary nickel supply on a Western World-plus-China basis increased to 1,145,000 tonnes (excluding 60,000 tonnes of nickel understood to have been stockpiled in Russia and then exported in 2002 as collateral for a loan made to a Russian nickel producer and, accordingly, not made available to the market). Russian exports (excluding the 60,000 tonnes of nickel referred to above) increased compared with 2001 as it is believed that Russian producers exported all of their available production in 2002 rather than stockpiling a portion of their production. Actual Russian production is believed to have declined in 2002. The overall increase in nickel supply in 2002 came principally from (1) Colombia and Venezuela, where new or “greenfield” projects were completing their ramp-up to their design capacities, (2) Australia, where production increased from the continued ramp-up of one project and higher production from certain existing producers, and (3) Japan, where production in the form of ferronickel rebounded to near-capacity levels.

        The strong growth in nickel demand during 2002 largely offset the growth in nickel production, resulting in an essentially balanced market for 2002 as it is estimated by us that the market reflected a small surplus of approximately 7,000 tonnes. Inventories of nickel on the LME, a physical market where various metals, including nickel, can be bought or sold for prompt or future delivery and also representing the principal terminal market for primary nickel in the world, increased slightly during 2002 by 2,784 tonnes, remaining at a relatively low level of 21,972 tonnes at December 31, 2002. As of February 4, 2003, LME inventories were 22,164 tonnes.

        The LME cash nickel price opened the year at $5,680 per tonne ($2.58 per pound) and increased during the first half of 2002 as the economies of certain industrialized countries began to recover from their relatively low fourth quarter 2001 levels, ending the first half of the year at $7,080 per tonne ($3.21 per pound). Prices declined through the third quarter to the mid-$6,000 per tonne level as concern over the pace of economic recovery and uncertainty about a potential war with Iraq adversely affected the nickel markets. Prices increased in the fourth quarter, underpinned by improving fundamentals for nickel, ending the year at $7,100 per tonne ($3.22 per pound). As of February 4, 2003, the LME cash nickel price increased to $8,250 tonne ($3.74 per pound).

        An uncertain global economic environment would be expected to have a significant adverse effect on our business and financial results given the correlation between industrial production and demand for primary nickel and our other products. There can be no assurance that the excess supply situations which have existed historically in the nickel markets will not occur in the future. Any such excess supply condition would have an adverse effect on the prices realized by us for our nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries can also adversely affect nickel prices and the prices of other metals produced by us. These factors are beyond our control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by us. The table below shows the average annual LME cash nickel price for 2000–2002. There can be no assurance that the price for nickel or other metals produced by us will not decline significantly from current levels. A return to the relatively low price of nickel reflected by the LME cash nickel price which prevailed through most of 1998 and into the first half of 1999 and during a portion of the second half of 2001 would have a material adverse effect on our results of operations, financial condition and liquidity.

2001

        The nickel market in 2001 was a very challenging one compared with 2000 when total world demand for primary nickel had achieved a record level. Market fundamentals weakened during 2001 as the world’s major economies experienced softness and recessionary conditions intensified in the manufacturing sectors of virtually all of the major industrial countries that are members of the OECD. This weakness in demand was primarily concentrated within the Western World where nickel demand declined significantly. While there was continued strength in nickel demand in China in 2001, we estimate that there was an overall decline in nickel demand, on a Western World-plus-China basis, of 2.2 per cent to approximately 1,057,000 tonnes.

        Virtually all major applications for nickel were adversely affected by the economic slowdown experienced in the Western World during 2001, including significant weakness in non-stainless applications. Non-ferrous nickel alloys and special powder applications were negatively affected by the substantial decline in electronic and telecommunication applications as manufacturing activity contracted largely in order to liquidate excess inventories that had been built up, particularly in Western World countries. Stainless steel demand was also adversely affected. Stainless steel producers in all major producing countries except Japan responded to the slowdown in demand with production cutbacks in order to prevent an accumulation of finished stainless steel inventory. Western World-plus-China stainless steel production declined by 2.6 per cent to 18.6 million tonnes, following an increase of 8.8 per cent in 2000. Primary nickel consumption in stainless steel applications, however, actually rose, aided by a reduction in the supply of stainless steel scrap to stainless steel producers in the second half of the year.

        Growth in primary nickel supply continued in 2001 as most producers increased production, particularly in the first half of the year. However, with the decline in nickel prices and weak market conditions, a number of production cutbacks were announced over the second half of 2001. Taking into account these production cutbacks, 2001 reflected a net increase in Western World-plus-China primary nickel production of 36,000 tonnes to 856,000 tonnes. The largest sources of this increase in supply were the continued ramping up of certain laterite projects in Australia and the commissioning of new capacity in Venezuela and Colombia. Western World-plus-China supply rose to 1,090,000 tonnes, reflecting increases in net supply from Russia, Cuba and Eastern Europe of 235,000 tonnes.

        Overall, reflecting the decline in demand and increase in supply, the nickel market in 2001 shifted to a surplus position of approximately 20,000 tonnes on a Western World-plus-China basis following the significant deficit positions in the previous two years. Over the year, nickel inventories held by consumers are estimated to have fallen by 13,000 tonnes. Despite the slowdown, LME inventories increased by only 9,510 tonnes, ending the year with a relatively low level of LME inventories of 19,188 tonnes.

        The cash nickel price on the LME opened the year at $6,995 per tonne ($3.17 per pound) and fell during the first quarter, reaching a first half low of $5,830 per tonne ($2.64 per pound) in early April before attempting a rally over the second quarter as the market began to anticipate an early economic recovery. However, with the continuation of a supply surplus in the market and ongoing economic uncertainty, the nickel price again moved lower and reached the year’s low of $4,420 per tonne ($2.00 per pound) in late October. With the aggressive reduction of interest rates in the United States and renewed prospects for an economic recovery, prices for nickel and other non-ferrous metals improved in the fourth quarter. The LME cash nickel price was $5,680 per tonne ($2.58 per pound) as of December 31, 2001.

LME Average Annual Cash Nickel Price for 2000-2002
	2002	2001	2000

Per tonne	$ 6,775	$ 5,948	$ 8,642
Per pound	3.07	2.70	3.92

Results of Operations

2002 Compared with 2001

      Earnings Summary

        Our results reflected a net loss of $1,481 million, or $8.27 per common share, in 2002, compared with net earnings of $305 million, or $1.52 per share, in 2001. Results for 2002 included non-cash after-tax asset impairment charges of $1,626 million, or $8.89 per share, to reduce the carrying value of the Voisey’s Bay project and certain other assets, an after-tax charge of $26 million, or 14 cents per share, relating to the temporary suspension of certain development activities and other actions concerning the Goro project, as discussed under “Goro Project Suspension Costs” and “Outlook-Goro Project” below, after-tax interest income of $8 million, or four cents per share, associated with a tax refund and unfavourable non-cash currency translation adjustments of $5 million, or three cents per share. Our 2002 results also reflected higher average realized prices for nickel, increased deliveries of Inco-source nickel and platinum-group metals, higher other income and reduced interest expense, partially offset by lower realized prices for platinum-group metals and higher selling, general and administrative expenses. Our 2001 results included a non-cash deferred tax benefit of $173 million, or 95 cents per share, recorded in the second quarter of 2001, and favourable currency translation adjustments of $39 million, or 22 cents per share, for the year. The tax benefit was due to the revaluation of deferred income tax liabilities for reductions in future tax rates by the Provinces of Ontario and Manitoba.

      Net Sales

        Net sales to customers increased by five per cent in 2002 due to higher realized prices for and deliveries of nickel and higher deliveries of platinum-group metals, partially offset by lower realized prices for platinum-group metals.

        Primary nickel sales increased by 11 per cent in 2002 due to a 10 per cent increase in the average realized price and a one per cent increase in deliveries. Total deliveries of nickel were higher in 2002 due to higher demand for our products, primarily in the stainless steel industry.

        Our nickel deliveries in 2002 represented an estimated 20 per cent share of the world market, compared with 21 per cent in 2001 and 23 per cent in 2000.

        Our price realizations tend to lag LME cash price movements, due primarily to the terms of contractual sales agreements with certain of our customers. We realize a premium over the prevailing LME cash price for our nickel powders and other value-added products. The average realized price for our primary nickel products, including intermediates, was $7,143 per tonne ($3.24 per pound) in 2002, compared with $6,468 per tonne ($2.93 per pound) in 2001. For the January 2-February 4, 2003 period, the LME cash nickel price averaged $7,938 per tonne ($3.60 per pound).

        The price realizations for our nickel and other metals products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for our products in the marketplace relative to supply available from us and our competitors, including for this purpose, secondary or scrap materials containing metals in usable or recyclable form and supplies of other materials which may compete as substitutes. As noted above, the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel, is particularly important to stainless steel primary nickel demand. The scrap ratio, or that portion of total nickel units consumed in the form of nickel-containing scrap by stainless steel producers in the Western World-plus-China, was 45 per cent in 2002, compared with 47 per cent in 2001 and 48 per cent in 2000.

      Realized Prices

        The following table sets forth our average annual realized prices for the years indicated for the metals products we produce and sell:

($ per tonne/per pound)	2002	2001	2000

Primary nickel, including intermediates	$ 7,143	$ 6,468	$ 9,007
	3.24	2.93	4.09

Copper	1,629	1,668	1,908
	0.74	0.76	0.87

Cobalt	15,124	23,216	29,475
	6.86	10.53	13.37

($ per troy ounce)

Platinum	$ 545.92	$ 541.27	$ 541.55
Palladium	419.70	711.32	670.04
Rhodium	804.59	1,475.85	1,930.63
Gold	309.17	270.50	278.91
Silver	4.58	4.40	4.99

      Deliveries and Net Sales by Product

        The following table sets forth deliveries and sales of our principal metals products for the years indicated:

	Deliveries (tonnes)	Sales ($ millions)	Deliveries (tonnes)	Sales ($ millions)	Deliveries (tonnes)	Sales ($ millions)

	2002	2002	2001	2001	2000	2000

Primary nickel including
intermediates
- Inco-source	212,247		207,071		199,097
- Purchased	19,343		22,978		60,277

	231,590	$ 1,654	230,049	$ 1,488	259,374	$2,336

Copper
- Inco-source	110,019		116,751		115,340
- Purchased	3,097		--		2,685

	113,116	184	116,751	195	118,025	225

Cobalt	1,582	24	1,454	34	1,422	42
Precious metals (thousands
of troy ounces) (1)	2,072	238	2,021	292	1,767	249
Other		61		57		65

Net sales to customers		$ 2,161		$ 2,066		$ 2,917

    (1)        Excludes toll-refined materials.

        Copper sales decreased by six per cent in 2002 due to a two per cent decline in our average realized price and a three per cent decline in deliveries. Sales of precious metals decreased by 19 per cent in 2002 due to lower realized prices, partially offset by higher deliveries from increased production.

      Costs and Expenses/Other Income

        The following table sets forth our costs, expenses and other income for the years indicated:

($ millions)	2002	2001	2000

Cost of sales and operating exp	$ 1,377	$ 1,414	$ 1,774
Depreciation and depletion	255	263	265
Selling, general and administra	136	111	105
Research and development	17	20	22
Exploration	24	23	23
Currency translation adjustment	5	(39)	(15)
Asset impairment charges	2,415	—	—
Goro project suspension costs	25	—	—
Interest expense	50	56	83
Other income, net	(40)	(13)	(10)
Income and mining taxes	(639)	(84)	226
Minority interest	17	10	44

      Cost of Sales and Operating Expenses

        Cost of sales and operating expenses decreased by $37 million, or three per cent, in 2002. This decrease was primarily due to lower energy costs and lower deliveries of purchased nickel to customers, partially offset by higher employment, supplies and services expenses.

      Depreciation and Depletion

        Depreciation and depletion expenses decreased by three per cent in 2002 primarily due to lower depletion expense at PT Inco resulting from the reduced production attributable to a planned rebuild of a furnace and related facilities. This project is expected to be completed during the first quarter of 2003.

      Selling, General and Administrative

        Selling, general and administrative expenses increased by $25 million in 2002, primarily due to increased staffing, support and other expenses related to the advancement of our Goro and Voisey’s Bay projects, higher accruals for share appreciation rights expense under our stock compensation plans, increased Ontario capital taxes and higher legal fees relating primarily to certain outstanding tax matters and litigation.

      Research and Development

        Research and development expense decreased by $3 million in 2002, primarily due to reduced spending on development of certain nickel products.

      Exploration

        Exploration expense in 2002 was comparable with the level of such expense for 2001.

      Currency Translation Adjustments

        Currency translation adjustments of $5 million in 2002 primarily represented the translation of Canadian dollar denominated liabilities, principally accounts payable, deferred income and mining taxes and post-retirement benefits, into U.S. dollars. The change of $44 million from 2001 was due to a strengthening of the Canadian dollar relative to the U.S. dollar during 2002, whereas in 2001 there was a weakening of the Canadian dollar relative to the U.S. dollar.

      Asset Impairment Charges

        On June 11, 2002, we announced that we would be undertaking a review of the net carrying value of our Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of that project to proceed. We had noted on a number of occasions in our public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which we utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including our best assessment of the expected cash flows from the project, how the development of Voisey’s Bay, taking into account the agreements which have been reached, fits within our overall long-term development plans and updated mining and other cost assumptions. As a result of this review, we recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002 to reduce the $3,753 million net carrying value of the Voisey’s Bay project to $2,201 million. In 2000, as a result of a change in Canadian GAAP, the deferred income and mining tax liability associated with Voisey’s Bay was increased by $2,222 million and the carrying value of Voisey’s Bay was also increased by this same amount.

        In addition, we recorded a non-cash charge of $61 million, net of income and mining taxes of $15 million, in the second quarter of 2002 to reduce the carrying values of certain plant, equipment and other assets to their estimated net recoverable amounts based on an evaluation of their recoverability. The principal component of this charge related to capitalized exploration and development costs of the Victor Deep exploration project at our Ontario operations that, as a result of the development of the deposits covered by our Voisey’s Bay projects, would probably not be put into production. The balance of this charge consisted primarily of reductions to certain redundant plant, equipment and non-core assets as well as an additional provision for losses relating to certain receivables and other assets arising from our commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002. In the first quarter of 2002, we recorded a non-cash asset impairment charge of $13 million, net of income and mining taxes of $4 million, for losses associated with certain receivables and other assets as a result of this bankruptcy filing.

      Goro Project Suspension Costs

        In early September 2002, the Goro project experienced temporary labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, a decision was made to curtail certain activities at the project’s site to enable us, contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. Over the September – November 2002 period, a number of procedures were put in place as part of a phased resumption of certain of the project activities that had been curtailed. During this period, we also initiated an update of the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, project schedule and organization. Work on certain critical parts of the project, including engineering, continued during this update process.

        On December 5, 2002, we announced that we would be undertaking a comprehensive review of the Goro project. This action had been based upon information from the project’s principal firms providing project engineering, procurement and construction management services that we had received that, if confirmed, would indicate an increase in the capital cost for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, we recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge comprised $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency hedging gains of $37 million on certain forward currency contracts. These contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their expected deferral as a result of the review being undertaken.

      Interest Expense

        Interest expense excluded capitalized interest of $27 million in 2002 and $13 million in 2001 on debt incurred to finance the development of the Voisey’s Bay and Goro projects. The decrease in interest expense in 2002 was primarily due to lower interest rates on floating rate debt in 2002 relative to 2001 and increased capitalized interest on debt incurred to finance the development of the Voisey’s Bay and Goro projects. Given the increase in debt in 2002, we expect that our interest payments will increase to approximately $100 million in 2003, with approximately $35 million of that amount expected to be expensed and $65 million expected to be capitalized as part of the Goro and Voisey’s Bay projects.

        At December 31, 2002, approximately 27 per cent of our long-term debt reflected interest rates that were subject to periodic adjustments based on market interest rates. Our long-term debt and average effective interest rates at December 31, 2002 are summarized in Note 10 to the Consolidated Financial Statements. Reference is also made to “Cash Flows, Liquidity and Capital Resources-Financing Activities” below.

      Other Income, Net

        Other income increased by $27 million in 2002, primarily due to increased interest income as a result of higher levels of cash and marketable securities in 2002, compared with 2001, interest income of $14 million associated with a tax refund and gains realized from the sales of securities.

      Income and Mining Taxes

        In 2002, the effective income and mining tax rate of relief was 30.4 per cent, compared with 36.4 per cent in 2001. In 2001, income and mining taxes included a deferred tax benefit of $173 million due to the revaluation of deferred income and mining tax liabilities for reductions in future tax rates by the Provinces of Ontario and Manitoba. Excluding this benefit, the effective tax rate in 2002 was lower than the effective rate of 38.4 per cent in 2001. The decrease was primarily due to the impact of the asset impairment charges, a portion of which was not deductible for tax purposes, lower mining taxes and lower foreign tax rate differences, partially offset by lower resource and depletion allowances.

      Minority Interest

        Minority interest of $17 million in 2002 represents principally the respective minority shareholders’ interests in the earnings of PT Inco, ITL and Jinco. The increase in minority interest in 2002 was due primarily to the higher earnings of PT Inco, partially offset by $6 million relating to the Goro project suspension costs referred to above.

      Nickel Production

        Nickel production increased by one per cent to 209,728 tonnes in 2002 from 207,077 tonnes in 2001. The increase was primarily due to the decision to operate the Ontario operations in 2002 without any planned maintenance shutdown. Nickel production in 2002 was, however, below the planned target of 213,000 tonnes. Nickel production was affected during the second half of 2002 by certain technical problems experienced at the Manitoba operations in blending purchased intermediates from Australia with Manitoba-source ores, including ores with relatively high magnesium oxide (MgO) levels and maintenance and equipment problems at certain mines at the Ontario operations. The maintenance and equipment problems experienced were resolved and technical personnel have continued to work on possible solutions to the blending of ores containing relatively high MgO levels at the Manitoba operations, with a resolution currently anticipated to be implemented during the first half of 2003. Finished nickel inventories were 23,126 tonnes at December 31, 2002, compared with 26,517 tonnes at the end of 2001.

        Production of nickel in matte at PT Inco decreased by five per cent to 59,500 tonnes in 2002, reflecting the planned rebuild of a furnace and related facilities.

      Copper Production

        Copper production decreased by four per cent to 111,787 tonnes in 2002. Copper production in 2002 was below the planned target of 125,000 tonnes. The decline was due to production and mechanical difficulties at the Ontario operations.

      Nickel Unit Production Costs

        Our operating results, in addition to being affected by worldwide market conditions, are influenced by changes in production costs. Unit production costs for nickel are affected principally by the level of costs and expenses, average ore grades, production and productivity. Nickel unit production costs represent the total of all cash costs (such as wages and benefits including pension and other post-retirement benefits, energy, supplies and services) and non-cash costs (such as depreciation and depletion) incurred to produce a unit of nickel. These costs were slightly higher in 2002 relative to 2001.

        Nickel unit cash cost of sales is a key performance measure we use to manage our costs and profitability. Nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of credits for by-products sold divided by Inco-source nickel deliveries, increased slightly to $3,483 per tonne ($1.58 per pound) in 2002 from $3,439 per tonne ($1.56 per pound) in 2001. This increase was due to higher operating expenses, principally employment, services and supplies expenses, partially offset by lower energy costs at PT Inco due to lower consumption of and prices for fuel oil.

        Nickel unit cash cost of sales after by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel after the deduction of credits for by-products sold divided by Inco-source nickel deliveries, increased by seven per cent to $3,197 per tonne ($1.45 per pound) in 2002 from $2,976 per tonne ($1.35 per pound) in 2001, primarily due to lower realized prices for palladium, copper and cobalt, and higher nickel unit cash cost of sales before by-product credits, partially offset by higher deliveries of precious metals. It is currently expected that at least some of the principal factors which have caused such increases in nickel unit cash cost of sales before and after by-product credits will continue to adversely affect such nickel unit cash costs into 2003 as discussed under “Outlook” below. It is also expected that pension expense will continue to increase in 2003, which is also expected to adversely affect future nickel unit cash costs. As a result of changes in certain assumptions and actual experience of plan assets as well as certain legislative and regulatory requirements referred to under “Cash Flows, Liquidity and Capital Resources” below, we currently expect that pension expense will increase from the 2002 level of $67 million to approximately $100 million in 2003 and, depending upon the future performance of our pension plan assets and other related factors, are also expected to remain at least at that level for the next few years.

      Energy Cost Advantages

        Energy costs are a significant component of production costs in the nickel industry since nickel production is highly energy-intensive, especially in respect of processing lateritic ores. We enjoy relatively low energy costs because of substantial production from our Canadian sulphide ores, which consume only about one-fifth of the energy required to process lateritic ores. In addition, low-cost energy is available from our hydroelectric facilities in Ontario and at PT Inco’s lateritic mining operation in Indonesia, and from purchased hydroelectric power at the Manitoba operations.

        In 2002, our hydroelectric facilities in Ontario generated approximately 19 per cent of the Ontario operations’ electrical requirements, and PT Inco’s 165-megawatt hydroelectric generating facility at Larona and its newer facility at Balambano, which has an average design capacity of 93 megawatts and has operated above that capacity, generated virtually all of PT Inco’s 2002 electrical requirements. In 2002, energy costs at the Canadian operations were approximately 12 per cent of total cash production costs, compared with 31 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs of PT Inco in 2002 by about 47 per cent, compared with about 50 per cent in 2001 and 52 per cent in 2000, relative to the energy costs that would have been incurred had PT Inco been totally energy dependent on fuel oil.

2001 Compared with 2000

      Earnings Summary

        Net earnings were $305 million, or $1.52 per common share, in 2001, compared with $400 million, or $2.06 per share, in 2000. The lower earnings in 2001 reflected significantly lower realized prices for nickel and lower realized prices for copper, partially offset by higher deliveries of Inco-source nickel and platinum-group metals and reduced interest and minority interest expenses. Our 2001 results included a non-cash deferred tax benefit of $173 million, or 95 cents per share, recorded in the second quarter of 2001, and favourable currency translation adjustments of $39 million, or 22 cents per share, for the year. The tax benefit was due to the revaluation of deferred income tax liabilities for reductions in future tax rates by the Provinces of Ontario and Manitoba. Results for 2000 included a non-cash deferred tax benefit of $38 million, or 21 cents per share, resulting from a reduction in future tax rates by the Province of Ontario and favourable currency translation adjustments of $15 million, or 8 cents per share.

      Net Sales

        Net sales to customers decreased by 29 per cent in 2001 due to significantly lower realized prices for and deliveries of nickel and lower realized prices for copper, partially offset by higher deliveries of platinum-group metals.

        Primary nickel sales decreased by 36 per cent in 2001 due to a 28 per cent decline in the average realized price and an 11 per cent decline in deliveries. Total deliveries of nickel were lower in 2001 due to lower deliveries of purchased finished nickel, reflecting lower demand in all markets across the Western World due principally to the weakness experienced in the manufacturing sectors of virtually all of the OECD member countries. However, deliveries of Inco-source nickel increased by four per cent in 2001, reflecting higher production at PT Inco and the Manitoba operations. Deliveries of finished nickel purchased from external sources, used to supplement Inco-source production as required, declined in 2001 as a result of higher Inco-source production in 2001 and lower demand.

        The average realized price for primary nickel products, including intermediates, was $6,468 per tonne ($2.93 per pound) in 2001, compared with $9,007 per tonne ($4.09 per pound) in 2000.

        Copper sales decreased by 13 per cent in 2001 due to a 13 per cent decline in the average realized price and a one per cent decline in deliveries. Sales of precious metals increased by 17 per cent in 2001 due to higher deliveries from increased production.

      Cost of Sales and Operating Expenses

        Cost of sales and operating expenses decreased by $360 million, or 20 per cent, in 2001. This decrease was primarily due to lower deliveries of and prices paid for purchased nickel and the favourable impact on production costs of the weaker Canadian dollar relative to the U.S. dollar, partially offset by slightly higher operating expenses. The Canadian dollar, the currency in which a substantial portion of operating expenses are incurred, weakened against the U.S. dollar by four per cent in 2001, based upon the average exchange rate for the year. The value of the Canadian dollar relative to the U.S. dollar was six per cent lower at year-end 2001 than at year-end 2000.

      Depreciation and Depletion

        Depreciation and depletion expenses of $263 million in 2001 were comparable with $265 million in 2000.

      Selling, General and Administrative

        Selling, general and administrative expenses increased by $6 million in 2001, primarily due to higher expenses related to new projects and higher legal fees.

      Research and Development

        Research and development expense decreased by $2 million in 2001, primarily due to reduced spending on development of certain nickel products.

      Exploration

        Exploration expense in 2001 was comparable with the level of such expense for 2000.

      Currency Translation Adjustments

        Currency translation adjustments of $39 million in 2001 primarily represented the translation of Canadian dollar denominated liabilities, principally accounts payable, deferred income and mining taxes and post-retirement benefits, into U.S. dollars. The increase of $24 million from 2000 was due to the further weakening of the Canadian dollar relative to the U.S. dollar during 2001.

      Interest Expense

        Interest expense excluded capitalized interest of $13 million in 2001 and $15 million in 2000 on debt incurred to finance the acquisition and development of the Voisey’s Bay and Goro projects. The decrease in interest expense in 2001 was primarily due to lower average debt outstanding and lower rates in 2001 relative to 2000.

      Other Income, Net

        Other income increased by $3 million in 2001, primarily due to increased interest income as a result of higher levels of cash and marketable securities in 2001 compared with 2000.

      Income and Mining Taxes

        Income and mining taxes included a deferred tax benefit of $173 million in 2001 due to the revaluation of deferred income and mining tax liabilities for reductions in future tax rates by the Provinces of Ontario and Manitoba. In 2000, income and mining taxes included a deferred tax benefit of $38 million due to the revaluation of deferred income and mining tax liabilities for reductions in future tax rates by the Province of Ontario. In 2001, the effective income and mining tax rate of relief was 36.4 per cent, compared with a tax rate of 33.7 per cent in 2000. The increase was primarily due to the impact of higher tax rate changes on deferred taxes, partially offset by lower mining taxes, resource and depletion allowances, non-deductible currency translation adjustments and foreign tax rate differences.

      Minority Interest

        Minority interest of $10 million in 2001 represents principally the respective minority shareholders’ interests in the earnings of PT Inco, ITL and Jinco. The decrease in minority interest in 2001 was due primarily to the lower earnings of PT Inco.

      Nickel Production

        Nickel production increased by two per cent to 207,077 tonnes in 2001 from 202,806 tonnes in 2000. The increase was due to higher production from the Manitoba operations and PT Inco, partially offset by lower production from the Ontario operations. Production from the Manitoba operations increased as a result of processing higher volumes of purchased intermediates, as discussed under “Other Risks and Uncertainties – Uncertainty of Production and Capital and Other Cost Estimates” below, and the higher production at PT Inco reflected the continuing ramp-up to design capacity of the expanded processing facilities. The lower production at the Ontario operations was primarily due to the adverse impact of unexpected production disruptions in the third quarter of 2001, which were rectified. Finished nickel inventories were 26,517 tonnes at December 31, 2001, compared with 26,582 tonnes at the end of 2000.

        Production of nickel in matte at PT Inco increased by six per cent to 62,600 tonnes in 2001.

      Copper Production

        Copper production increased by two per cent to 116,255 tonnes in 2001 despite the adverse impact of a fire at a new copper anode refining facility at the Ontario operations in 2001.

      Nickel Unit Production Costs

        Nickel unit production costs were the same in 2001 relative to 2000. Productivity was the same in 2001 as in 2000.

        Nickel unit cash cost of sales before by-product credits increased by five per cent to $3,439 per tonne ($1.56 per pound) in 2001. This increase was principally due to higher operating expenses, partially offset by the favourable effect of the lower Canadian dollar, relative to the U.S. dollar, on production costs. Nickel unit cash cost of sales after by-product credits increased by 10 per cent to $2,976 per tonne ($1.35 per pound) in 2001 primarily due to higher nickel unit cash cost of sales before by-product credits and lower contributions from by-products, principally resulting from lower realized prices for copper and cobalt, partially offset by higher deliveries of precious metals.

Cash Flows, Liquidity and Capital Resources

2002 Compared with 2001

      Operating Activities

        Net cash provided by operating activities was $599 million in 2002, up from $360 million in 2001. This increase was due primarily to higher earnings, excluding asset impairment and other non-cash charges, and higher accounts payable and accrued liabilities and income and mining taxes payable. Net tax refunds totalled $9 million in 2002, compared with net tax payments of $190 million in 2001. As a result of the timing of our normal tax payments, tax payments totalling approximately $100 million are expected to be made by the end of the first quarter of 2003.

($ millions)	2002	2001	2000

Net cash provided by operating activities	$ 599	$ 360	$ 842

        We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the year-end 2002 values of the assets in those plans that are subject to provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, it is currently estimated that we will, in accordance with applicable legislation or regulations, increase our contributions to such plans from the 2002 level of $67 million to approximately $140 million in 2003 and we currently expect that the level of contributions will be in the $110-$120 million range level for 2004 and remain at that level for at least two additional years. The actual increase in such contributions will be determined in accordance with such legislation and regulations, including required actuarial calculations by mid-2003, based upon the value of the assets in such plans, in each case as of December 31, 2002. We have, based upon recent and anticipated future stock market performance and related factors, reduced the return on investment and discount rate assumptions to be used in calculating the level of pension contributions and expenses for these plans.

      Investing Activities

        Net cash used for investing activities increased to $609 million in 2002, compared with $261 million in 2001. The increase was primarily due to higher planned capital expenditures, mainly in respect of the Voisey’s Bay and Goro projects. Reference is made to “Risks and Uncertainties – Capital Requirements and Operating Risks” below for a discussion of our current estimate of 2003 capital expenditures. The following table sets forth our capital expenditures for the years indicated:

($ millions)	2002	2001	2000

Ontario operations	$ 90	$ 97	$ 98
Manitoba operations	32	33	35
PT Inco	42	29	32
Goro project	353	84	39
Voisey's Bay project	73	9	11
Other	10	11	12

Total	$600	$263	$227

      Financing Activities

        Net cash provided by financing activities in 2002 increased to $791 million from $14 million in 2001 principally as a result of the two debt offerings discussed below.

        On May 13, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.75% notes due 2012. The net cash proceeds of $396 million received from this sale, after commissions and other expenses, are being used to finance certain capital expenditures relating to existing operations and for general corporate purposes, including capital expenditures for development projects.

        On September 23, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.20% debentures due 2032. The net cash proceeds of $395 million received from this sale, after commissions and other expenses, are being used to fund capital requirements to sustain existing operations and for general corporate purposes, which may include the purchase or redemption of outstanding securities (other than common shares) and funding capital expenditures for development projects.

        Holders of our zero-coupon convertible notes (“LYON Notes”) due March 29, 2021 had a special conversion right, exercisable on April 1, 2002, giving them the right to convert the then accreted value of their LYON Notes (totalling approximately $238 million) into common shares at the then market price of such shares. On April 1, 2002, none of the holders of the LYON Notes elected to exercise their right to convert the LYON Notes into common shares. Subsequent special conversion rights may be exercised on March 29 in each of 2007, 2011 and 2016. If holders were to exercise these rights, we have the right to satisfy this special conversion feature by delivering cash in lieu of common shares and it is our current intention to satisfy any future conversions and the related accreted value of the LYON Notes in cash.

        Preferred dividends totalling $26 million were paid in each of the years 2002 and 2001 on the Series E Preferred Shares in accordance with the terms of those shares. Dividends paid to minority interest shareholders were $1 million in each of 2002 and 2001.

        To provide liquidity for our operations, we maintain committed bank credit facilities aggregating $675 million at December 31, 2002, including one facility entered into by one of our United States subsidiaries. These facilities are provided by a group of banks under separate agreements, the terms of which are substantially the same. Except for three facilities totalling $100 million in commitments, the facilities include revolving commitments of from 364 days to up to five years. The other three facilities totalling $100 million in commitments have only revolving periods which expire either in June 2005 or June 2006. The revolving period of each of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The revolving periods for the facilities currently expire on dates ranging from June 4, 2003 to June 5, 2007, with $288 million of these facilities expiring on June 4, 2003. While we do not currently expect that we will not be able to renew these facilities when they expire we cannot predict what, if any, changes in the interest rates or other terms and conditions of such facilities might be required to obtain their renewal. The facilities currently bear interest, when drawn, at one per cent over the relevant London Interbank Offered Rate. If a significant portion of these facilities could not be renewed on acceptable terms to us, this development could have a significant adverse effect on our ability to meet our financing requirements for our existing operations and development projects, liquidity, results of operations and financial condition.

        Each facility provides that, so long as advances are outstanding, we will be required to maintain a Tangible Net Worth, as defined, of not less than $1,500 million and a ratio of Consolidated Indebtedness to Tangible Net Worth, as defined, not to exceed 50:50. At December 31, 2002, taking into account the asset impairment charges relating to the reduction in the carrying value of the Voisey’s Bay project and certain other assets and the charge for the Goro project suspension costs referred to above, the Tangible Net Worth was $3,309 million and the ratio of Consolidated Indebtedness to Tangible Net Worth was 31:69. There can be no assurance that future material adverse developments would not result in a breach of these covenants. If we were unable to comply with these covenants, the bank lenders would have the right to declare a default and require all then outstanding loans to be repaid and pursue the various remedies available to them under the bank credit facilities, including declining to make any new loans under such facilities. Any such action by the lenders could materially adversely affect our ability to meet our financing requirements for our existing operations and development projects, and our results of operations, financial condition and liquidity. None of these facilities has any covenant which would require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities but a downgrade in rating would increase the interest rate payable on borrowings under the facilities and, conversely, an upgrade in the rating would decrease the interest rate payable on borrowings. The credit rating agencies rate our outstanding debt securities, which were rated as investment-grade as of February 4, 2003, according to standard criteria. These criteria include, among others, profitability, balance sheet and interest coverage ratios, and future business plans and prospects. Accordingly, our credit ratings are dependent upon a number of factors, including the views of the credit rating agencies on the nickel industry’s supply-demand balance and the long-term price of nickel, and our ability to continue to be one of the low-cost producers of primary nickel and generate cash flow from operations. Any significant downgrade in our current credit ratings could have a material adverse effect on our access to the capital markets and the terms under which we can borrow funds on a short-term and long-term basis.

        Our total debt as a percentage of our total debt plus shareholders’ equity as of December 31 for the years indicated is set forth in the following table:

December 31	2002	2001	2000

Total debt as % of total debt plus shareholders' equity	30%	14%	18%

        At December 31, 2002, cash and marketable securities were $1,087 million, up significantly from $306 million at December 31, 2001, reflecting increased net cash provided by operating activities and a significant portion of the aggregate net proceeds of $791 million received from the sales of debt securities in the second and third quarters of 2002. Total debt at December 31, 2002 was $1,643 million, up $803 million from $840 million at the end of 2001, reflecting the two debt offerings in 2002.

        We believe that our level of cash and marketable securities as of December 31, 2002, together with cash provided by operations and available cash proceeds from our unused lines of credit and access to international capital markets, will be more than sufficient to finance our currently anticipated cash requirements in 2003. These requirements include ongoing cash needs as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including the Voisey’s Bay and Goro projects.

      Long-term Contractual Obligations and Commercial Commitments

        The following table summarizes as of December 31, 2002 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in
($ millions)	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$1,643	$ 97	$263	$ 89	$ 95	$10	$1,089
Operating leases	67	22	17	12	9	5	2
Purchase
obligations1	288	133	152	3	—	—	—
Other long-term liabil	es
and contractual
obligations2	90	1	1	1	2	3	82

Total	$2,088	$253	$433	$105	$106	$18	$1,173

(1)	These purchase obligations exclude certain orders to purchase goods and services that are placed in the ordinary course of business.

(2)	These contractual obligations exclude the estimated future closure and decommissioning costs referred to in Note 12 and the estimated future post-retirement benefits obligations referred to in Note 11 to the Consolidated Financial Statements.

        The contractual obligations and commercial commitments set forth in the table above include our commitments for the Goro project, as noted under “Outlook – Goro Project” below, and certain commitments through March 2003 for the Voisey’s Bay project, in each case as of December 31, 2002. Except for these commitments, this table does not include our expected capital expenditures over the next five years and thereafter. We currently estimate that our existing operations require, on an annual basis, in the range of approximately $225-$235 million to continue to sustain their operations, including to meet existing environmental requirements, at the planned production and/or utilization levels for these operations. The total capital expenditures for our Voisey’s Bay and Goro projects will be dependent on a number of factors, including, in the case of the Goro project, the results of the review process for Goro referred to under “Goro Project Suspension Costs” above, the availability of certain financing from the French government and the acquisition, as discussed under “Outlook – Goro Project” below, of an interest in Goro by one or more parties.

        There are no significant long-term contractual arrangements with any related parties that create or result in any obligations that are not on an arm’s length, negotiated basis.

        With respect to mandatory redemption requirements over the 2003-2007 period, reference is made to (i) the discussion below relating to the special conversion right holders of the LYON Notes have, (ii) Note 10 to the Consolidated Financial Statements for information on the redemption of certain long-term debt and (iii) Note 14 to the Consolidated Financial Statements for information on the mandatory redemption of the Series E Preferred Shares in August 2006.

      Off-Balance Sheet Financing Arrangements

        Our only significant off-balance sheet financing arrangements, in addition to the derivative instruments referred to under “Risks and Uncertainties” below, involve accounts receivable securitized financing arrangements with unrelated entities under which up to approximately $87 million in eligible receivables may be sold by us to these entities at any time. Under the accounts receivable financing arrangements, a significant deterioration in our credit rating and/or accounts receivable being sold could give the purchaser of such receivables the right not to renew the arrangements. At December 31, 2002, there was a limited recourse liability of $2 million, representing 10 per cent of the aggregate eligible receivable sold in connection with these accounts receivable financing arrangements.

2001 Compared with 2000

      Operating Activities

        Net cash provided by operating activities was $360 million in 2001, down from $842 million in 2000. This decrease was primarily due to lower operating earnings and income and mining taxes payable, partially offset by a decrease in accounts receivable. Tax payments were $190 million in 2001 and $38 million in 2000.

      Investing Activities

        Net cash used for investing activities increased to $261 million in 2001, compared with $217 million in 2000. The increase was primarily due to higher capital expenditures, mainly in respect of the Goro project.

      Financing Activities

        Notwithstanding a decline in net cash provided by operating activities, reflecting lower earnings due to lower nickel demand and reduced nickel prices, and increased capital expenditures in 2001, compared with 2000, net cash flow before financing activities was positive. Net cash provided by financing activities in 2001 was $14 million, compared with net cash used for financing activities of $470 million in 2000.

        On March 29, 2001, we issued and sold, on a bought-deal basis, the 20-year LYON Notes referred to above for gross proceeds of $230 million. The net cash proceeds received from this sale of $226 million, after commissions and other expenses, were used to repay fixed-rate debt and for general corporate purposes, including capital expenditures for the Goro and other development projects. Under Canadian GAAP, the LYON Notes are classified as an equity instrument and not debt. The LYON Notes accrete over 20 years to their value at maturity of $438 million through periodic after-tax charges to retained earnings. Under Canadian GAAP, the LYON Notes are not dilutive for purposes of calculating diluted earnings per share based on our right to, and current intention that we will, eventually meet the redemption and conversion terms of these Notes in cash. The LYON Notes are classified as debt under United States GAAP. Reference is made to Notes 13 and 22 to the Consolidated Financial Statements.

        Preferred dividends totalling $26 million were paid in each of the years 2001 and 2000 on the Series E Preferred Shares in accordance with the terms of those shares. Dividends paid to minority interest shareholders were $1 million in 2001 and $1 million in 2000.

        Total debt at December 31, 2001 was $840 million, down $190 million from $1,030 million at the end of 2000. The decrease in debt in 2001 was due to repayments, primarily from the proceeds of the sale of the LYON Notes as well as regularly scheduled repayments of PT Inco debt.

Risks and Uncertainties

        The following risks and uncertainties, among others, should be considered in evaluating our outlook and future prospects.

Market Risk

        Market risk is the risk of potential economic loss arising from adverse changes in market rates and prices. Given the nature of our business and operations, the areas of highest exposure are nickel prices and, to a lesser extent, the prices of other metals and commodities that we produce or purchase (metals and commodities risk), foreign currency exchange rates (foreign exchange risk) and interest rates (interest rate risk). In the case of metals and commodities risks, we sell our products at prices based on world market prices and purchase fuel oil and other supplies at market prices for these commodities. While prices for our primary nickel and other metals produced are based largely on, and sold in, U.S. dollars, we are subject to foreign exchange risk because we incur a substantial portion of our costs and expenses in currencies other than the U.S. dollar, in particular in the Canadian dollar. We are exposed to additional foreign exchange risk and are also exposed to interest rate risk because we fund our operations and capital expenditures primarily through long-term and short-term borrowings in U.S. dollars. Based upon past movements of certain foreign currency exchange rates and interest rates, as described below and our current expectations of changes in such exchange rates and interest rates for 2003, we believe that the potential near-term impact on future earnings and cash flows with respect to foreign currency and interest rate risks will not have a material impact on our financial condition. The metals and commodity risk relating to nickel and, to a lesser extent, other metals produced by us, given the significance of price realizations to us of such metals, is expected to continue to have a material impact on our results of operations, cash flow and financial condition.

        We have engaged in transactions to reduce the impact of certain of these market risks to which we are exposed to a significant degree on our earnings and cash flows. We have established policies and procedures governing the use of derivative instruments to address certain market risks. These policies and procedures are intended to reduce certain of the uncertainties associated with the market risks specific to our business and operations and reduce the effect of market fluctuations on our earnings and cash flows. We do not use these instruments for trading or speculative purposes. We only use derivative instruments based on an economic analysis of the underlying exposures, anticipating that adverse effects on future earnings and cash flows due to fluctuations in metals and commodities prices, foreign currency exchange rates and interest rates will be offset by proceeds from, and changes in the fair value of, the derivative instruments. We do not, however, hedge our exposure to all market risks and do not hedge our exposure to any market risk in a manner that completely eliminates the effects of changing market conditions on earnings or cash flows.

      Metals and Commodities Risk

        We are subject to metals and commodities risk because we sell our products and purchase fuel oil and other supplies at prices effectively determined through trading on major commodity exchanges, notably the LME and the New York Mercantile Exchange. The prices offered on these exchanges generally reflect the global balance of supply and demand for a particular commodity but are also influenced in the short-term by such factors as investment funds flow, speculative activity and currency exchange rates.

        The price of nickel, our principal product, was the major factor influencing operating earnings and cash flows for the years ended December 31, 2002, 2001 and 2000 and for prior years. Our selling price for primary nickel is generally based on the LME cash nickel price. However, certain of our products are customarily sold at a premium over the LME cash price, particularly special products such as nickel powders and foams. The markets for our products have been, and are expected to continue to be, cyclical in nature and prices are volatile. However, because we are one of the largest producers and marketers of primary nickel in the world, we have chosen, subject to certain limited exceptions, not to hedge or otherwise attempt to mitigate to any significant degree the risk of fluctuations in the price of nickel. We review this policy from time to time and may increase the currently limited use of derivative instruments to reduce such risks in the future. In the case of other metals produced by us, we have from time to time entered into derivative instruments to establish minimum prices. We do enter into LME forward sales and/or purchase contracts to hedge a portion of our exposure to changes in the prices of purchased intermediates and finished nickel and of Inco-source nickel to be delivered to customers at fixed prices three or more months in the future.

        The following table shows our principal derivative instrument positions as of December 31, 2002:

      Principal Derivative Instrument Positions

December 31, 2002	2003	2004	2005	Total

LME Forward Nickel Purchase Contracts	s
Tonnes	7,158	504	402	8,064
Average price ($ per tonne)	6,314	6,148	5,996	6,288

Palladium Fixed Price Swaps
Troy ounces	15,330	—	9,390	24,720
Average price ($ per troy ounce)	830	—	295	627

Platinum Fixed Price Swaps
Troy ounces	62,400	7,260	—	69,660
Average price ($ per troy ounce)	550	555	—	551

Fuel Oil Fixed Price Swaps
Tonnes	90,000	30,000	—	120,000
Average price ($ per tonne)	118.90	130.02	—	121.68

Currencies
Forward Contracts to purchase:
Cdn.$ (millions)	20	—	—	20
Average price (U.S.$)	0.643	—	—	0.643
Aus.$ (millions)	274	116	—	390
Average price (U.S.$)	0.518	0.522	—	0.519
Euro (millions)	213	60	—	273
Average price (U.S.$)	0.886	0.873	—	0.883

Interest Rate Swap
Notional principal amount ($ mill	s) —	—	—	159
(maturity 2022)

        We use fuel oil swap contracts to hedge the effect of energy price changes in respect of a portion of our energy requirements in Indonesia. Under these contracts, we receive or make payments based on the difference between a fixed and floating price for fuel oil.

        Reference is made to Notes 19 and 22(d) to the Consolidated Financial Statements for information concerning our derivative instruments including how the fair value of such instruments has been determined.

        As we become a significant producer of cobalt once our development projects begin commercial production, we could be affected by the highly competitive market for cobalt that currently exists and is expected to continue to prevail.

      Foreign Exchange Risk

        By virtue of our international operations, we conduct business in a number of foreign currencies other than the U.S. dollar. These exchange rates have varied substantially in the last three years. A substantial portion of our revenue is received in U.S. dollars since the price of nickel and other metals produced are generally referenced in U.S. dollars, while a significant portion of our costs and expenses are incurred in Canadian dollars. Fluctuations in exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and other currencies will give rise to foreign currency exposure, either favourable or unfavourable, which have materially affected and are expected to continue to impact our future results of operations and financial condition. Our primary foreign exchange risk is to changes in the value of the Canadian dollar relative to the U.S. dollar. We reduce, from time to time, the impact of this risk by entering into forward currency contracts and foreign currency options. However, these activities do not eliminate the potentially significant adverse effect that exchange rate fluctuations could have on our results of operations or financial condition. At the end of 2002, these contracts took the form of forward contracts, which establish a fixed exchange rate for the Canadian dollar, and forward currency contracts that establish a fixed price for the future purchase of certain currencies in connection with the Goro project. The purpose of the Canadian dollar hedging activities is to reduce the risk that the eventual U.S. dollar cash flows relating to a portion of future Canadian production costs will be adversely affected by an appreciation of the Canadian dollar. The purpose of the Euro and Australian dollar forward currency contracts is to hedge a portion of the future construction costs of the planned production facilities for the Goro project in New Caledonia. As discussed under “Goro Project Suspension Costs” above, certain of these contracts were closed out in early 2003.

        We are, to a substantially lesser extent, subject to fluctuations in the value of the Indonesian Rupiah relative to the U.S. dollar from our operations in Indonesia. This reduced impact is due to a significant portion of PT Inco’s costs and revenues being effectively denominated in U.S. dollars. Because of the limited nature of this exposure, we do not customarily hedge the value of the Rupiah against the U.S. dollar and no such financial instruments were in effect at December 31, 2002.

      Interest Rate Risk

        Our exposure to changes in interest rates results from investing and borrowing activities undertaken to manage our liquidity and capital requirements. We generally have used fixed-rate debt to finance long-term investments, while variable-rate debt has been used to meet working capital requirements and related requirements on a more near-term basis. At December 31, 2002, approximately 27 per cent of total debt, or $448 million, was subject to variable interest rates. Based upon the level of floating or variable-rate debt at December 31, 2002, the impact of a 10 per cent change in interest rates, or 14 basis points, would change interest expense by less than $1 million over a full year. At the end of 2002, we had an interest rate swap intended to manage the interest rate risk associated with a portion of our fixed-rate debt. The interest rate swap changes our exposure to interest rate risk by effectively converting a portion of our fixed-rate debt to a floating rate. As noted under “Cash Flows, Liquidity and Capital Resources-2002 Compared with 2001” above, we may be required to raise additional debt in the future and, accordingly, we could be materially adversely affected by changes in interest rates in the future despite any interest rate swaps we then might have in effect.

      Counterparty Risk

        Our interest rate swaps, metals hedging and foreign currency risk management activities expose us to the risk of default by the counterparties to such arrangements. Any such default could have a material adverse effect on our results of operations and financial condition. We do not obtain collateral or other security to support derivative instruments subject to credit risk but mitigate this risk by dealing only with counterparties that we believe to be financially sound and, accordingly, we do not anticipate a loss for non-performance.

Sensitivities

        Our financial results are sensitive to, among other things, changes in prices for nickel and other metals, the Canadian/U.S. dollar exchange rate and interest rates. The financial results are also affected by changes in the Indonesian Rupiah/U.S. dollar exchange rate, but to a lesser extent as PT Inco’s revenues and many of its expenses are denominated in U.S. dollars.

        The following table indicates the approximate full-year impact of our principal market risk exposures on net earnings per share, based on planned 2003 deliveries of Inco-source metals and after taking into consideration the principal derivative instrument positions as of December 31, 2002:

Sensitivities	Change in Amount	Impact on Basic Net Earnings per Share

Realized prices for:
Nickel	$ 880 per tonne	0.54
Copper	220 per tonne	0.09
Cobalt	2,205 per tonne	0.01
Platinum	50 per troy ounce	0.01
Palladium	50 per troy ounce	0.03
Fuel oil	10 per tonne	0.007
Natural gas	0.10 per MM BTU	0.002
U.S.$1.00 per Cdn.$	1 cent	0.11
U.S.$1.00 per Rupiah (per thou	1 cent	0.01

        The changes in realized prices noted above reflect approximately 12 per cent of the value of nickel, 14 per cent of the value of copper, 15 per cent of the value of cobalt, 8 per cent of the value of platinum, 21 per cent of the value of palladium, 5 per cent of the value of fuel oil, and 1 per cent of the value of natural gas at the end of 2002. In respect of foreign currency dollar sensitivities, the changes reflect approximately 2 per cent of the value of the U.S. dollar relative to the Canadian dollar and 9 per cent of the value of the U.S. dollar relative to the Rupiah at the end of 2002.

Environmental Risk

        Our operations have been, and may in the future be, affected from time to time in varying degrees by changes in environmental laws and regulations, including those for future removal and site restoration costs. Our policy is to meet or, if possible, surpass environmental standards set by relevant legislation, by the application of technically proven and economically feasible measures. Operating and capital expenditures during 2000 to 2002 relating to our ongoing environmental and reclamation programs and removal and site restoration costs and related details are summarized in Note 12 to the Consolidated Financial Statements.

        Environmental legislation affects nearly all aspects of our operations worldwide. These laws apply to us along with other companies in the mining and metals industry. This type of legislation requires us to obtain operating licenses and imposes standards and controls on activities relating to mining, exploration, development, production, closure and the refining, distribution and marketing of nickel and other metals products. Environmental assessments are required before initiating most new projects or undertaking significant changes to existing operations. In addition to current requirements, it is expected that additional environmental regulations will likely be implemented to protect the environment and quality of life, given issues of sustainable development and other similar requirements which governmental and supragovernmental organizations and other bodies have been pursuing. Some of the issues currently under review by environmental regulatory agencies include (1) further reducing or stabilizing various emissions, including sulphur dioxide and greenhouse gas emissions, (2) mine reclamation and restoration and (3) water, air and soil quality.

        Although the ultimate amount to be incurred is uncertain, the total liability for future removal and site restoration costs in respect of our worldwide operations, to be incurred primarily after cessation of operations, is estimated to be approximately $415 million at December 31, 2002, up from $315 million at December 31, 2001. The increase was primarily due to the inclusion of new estimates for certain sites. In recognition of this future liability, we have recorded annually commencing in 1995 an accounting provision of $10 million for future removal and site restoration costs, which is included in cost of sales and operating expenses. This amount is based upon the estimated remaining lives of our applicable ore reserves and facilities and is in addition to ongoing operating and capital expenditures. The estimate of the total liability for future removal and site restoration costs has been developed from independent environmental studies, which include an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for future removal and site restoration costs represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provision. Future changes, if any, to the estimated total liability, as a result of amended requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Environmental laws and regulations are continually evolving in all areas in which we operate.

        Changes made in 2000 to mining regulations in the Province of Ontario have required us to provide letters of credit or other forms of financial security to fund our future reclamation and restoration costs, which are not expected to be incurred for many years, if we were to no longer meet certain minimum investment-grade credit ratings for our outstanding publicly traded debt securities and applicable mine life requirements. Although our debt securities are currently rated investment-grade, they were rated below investment-grade in recent times and there can be no assurance that this situation will not reoccur. If we were not able to maintain the minimum investment-grade credit ratings, it is currently estimated that letters of credit or other forms of financial security associated with the currently estimated costs of the eventual future closure of mines and other facilities in Ontario would have to cover approximately $310 million in such costs. Due to the recent closure of two mines and the pending closure of another mine in Ontario, we were required under such mining regulations to provide surety bonds in the amount of $17 million as of December 31, 2002 to secure closure costs. In addition, we are subject to certain Indonesian regulations, which require us to provide security for the reclamation of land areas that have been mined. In the case of the Manitoba operations, it is expected that, based upon recently enacted regulations in the Province of Manitoba, we will be required to provide some form of financial security for future reclamation and restoration costs. However, it is not currently expected that these costs and related security with respect to the Manitoba and Indonesian operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing under our bank credit facilities.

        In February 2002, the Ontario government issued a control order that requires us to reduce sulphur dioxide emissions by 34 per cent at the Ontario smelting operations by the end of 2006. We are implementing a $76 million investment in fluid bed roaster off-gas scrubbing technology intended to reduce sulphur dioxide emissions to the new levels mandated by this control order by the end of 2006. As part of the control order, we will also be required to (1) reduce ground level concentrations of sulphur dioxide, (2) continue research into the technology and economics of further reductions in sulphur dioxide emissions and (3) report annually to the Ontario Ministry of the Environment and the public on the progress of this research program. The control order calls for a final report on achieving the additional reductions to be submitted by December 31, 2010. We do not currently expect that compliance with the annual sulphur dioxide emission levels from our smelter operations or ground level concentrations levels as set forth in the control order will have any significant effect on our costs, operating procedures or annual production of nickel and other primary metals from the Ontario operations. While we are not able to determine the impact, if any, of significant future changes in regulatory emission limits and other environmental laws and regulations that may be enacted in the future on our results of operations or financial condition or operations due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on our results of operations, financial condition and liquidity.

        Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in the emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the federal government of Canada released the “Climate Change Plan for Canada”. The specific requirement of this initiative is also to limit the discharge of carbon dioxide and other greenhouse gases. Neither of these initiatives has as yet established the allocation of restrictions among various sources of greenhouse gases. While the precise impact on our Canadian operations and the operations of others who provide energy or other products or services to us is uncertain at this time, we anticipate that compliance with these initiatives could have a significant adverse effect on our operations and costs.

        In 2002, the Danish Environmental Protection Agency, as part of the authority granted to it under certain environmental regulations of the European Union Commission, published draft risk assessment reports, including certain conclusions concerning potential human health hazards associated with soluble nickel. This Agency determined, based on certain animal studies, that soluble nickel is a reproductive toxin and has proposed certain product labelling requirements as a result of this determination. It has also assessed certain other environmental issues. In addition, based upon these draft reports and taking into account certain studies, this Agency has proposed that soluble nickel be classified under its hazard classification system as a known human carcinogen. Before any such proposed classification could come into effect, a number of regulatory and administrative steps would have to be completed. If this proposed classification were to come into effect as currently proposed, it could result in use restrictions and other requirements which could have a material adverse effect on certain producers and end users of the forms of nickel covered by such classification and on our business, results of operations, financial condition and liquidity.

        Further changes in environmental laws, new information on existing environmental conditions and other events, including legal proceedings brought based upon such conditions or an inability to obtain necessary permits, could require increased accounting reserves or compliance or other expenditures or otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.

        Other changes in environmental legislation could have a material adverse effect on product demand, product quality and methods of production and distribution. The complexity and breadth of these issues make it difficult to predict their future impact on us. It is anticipated that capital expenditures and operating expenses will increase in the future as a result of the implementation of new and increasingly stringent environmental regulations. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, liability for clean-up costs, damages and the loss of important operating permits. Although we are committed to meeting environmental requirements, there can be no assurance that we will be able at all times to be in compliance with all environmental regulations or that steps to bring us into compliance would not materially adversely affect our business, financial condition or results of operations.

Other Risks and Uncertainties

      PT Inco

        Our investment in PT Inco at book value as of December 31, 2002 was $364 million. Approximately 30 per cent of our 2003 planned total production of primary nickel, including intermediates, is currently expected to come from PT Inco. In 1999, to meet PT Inco’s cash shortfalls attributable principally to the increase in the capital cost of the new hydroelectric facilities which were part of PT Inco’s expansion project, the relatively low nickel prices at that time, and constraints on PT Inco’s production attributable to then reduced hydroelectric power generation caused by below average rainfall, we advanced $88 million in total to PT Inco. PT Inco may experience cash shortfalls in the future, particularly if there were to be a significant decline in primary nickel demand and nickel prices. In the event of such a cash shortfall, we may again conclude that it would be necessary to advance cash to PT Inco in order to meet PT Inco’s cash needs.

        The uncertain political situation in Indonesia, primarily as a result of the economic, social and other issues facing that country, could adversely affect PT Inco’s ability to operate. While there has been no indication that the Government of the Republic of Indonesia is considering currency controls, nationalization of certain properties or facilities or other similar actions, regional and local governmental authorities have sought to take greater control of the development of their resources and these or other political developments, including, but not limited to, the possibility of disruptions to PT Inco’s operations arising out of the actions of non-governmental organizations or community activist groups, could have a material adverse effect on PT Inco’s and, therefore our, nickel production, business, results of operations and financial condition.

      Risks Associated with, and Importance of, Future Low-Cost Nickel Projects

        As part of our goal to be the world’s most profitable nickel producer, we have continued our efforts to develop new low-cost sources of nickel. Following the completion of the PT Inco expansion project in late 1999, we have focused on potential future projects to commercialize the Goro and Voisey’s Bay ore deposits. A number of risks and uncertainties are associated with the development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, operating, technical and technological risks, uncertainties relating to capital and other costs and financing risks and, in the case of Goro, those risks related to possible political uncertainty in New Caledonia.

        In addition to these risks and uncertainties, there are certain issues that have to be resolved to proceed with and complete the commercial development of one or both of these deposits. In the case of Goro, we cannot predict what the outcome of our ongoing comprehensive review of the Goro project, as discussed under “Goro Project Suspension Costs”, will be, including what the updated capital cost estimate for the project and project schedule would be, and the additional effect, if any, that this review could have on our results of operations or financial condition. For both projects, other risks and uncertainties include the timing of receipt of all necessary permits and governmental, regulatory and other approvals, engineering and construction timetables, and the necessary financing plans and arrangements for such projects and, in the case of Goro, the necessary joint venture, partner or similar investment arrangements and other related agreements and arrangements.

        In connection with raising the significant financing which we currently believe will be required for the commercial development of the Goro and Voisey’s Bay deposits, we currently expect that, in order to meet such financing needs, we will be required to borrow additional funds and/or issue additional debt or arrange other forms of financing and/or enter into strategic or other arrangements. There can be no assurance that these issues will be resolved or that we will be able to raise the required funds on acceptable terms when financing is needed for either project. As discussed under “Uncertainty of Production and Capital and Other Cost Estimates” below, while we have certain potential new mine development projects at existing operations in Canada, as well as additional resources that could be developed in Indonesia, in addition to the Voisey’s Bay and Goro projects, if sufficient new low-cost sources of nickel are not developed by us on a timely basis, our overall nickel production, particularly at our Manitoba operations, could decline by 2004, and our unit cost of production could increase significantly with any material decline in mine production from the Canadian operations if such operations were not significantly restructured. These developments could materially adversely affect our business, results of operations, financial condition and liquidity.

        The mine, processing plant and most of the related infrastructure required for development of the Goro and Voisey’s Bay deposits have not yet been constructed and no commercial mining has commenced. Depending on the severity of winter conditions and other factors applicable to the Voisey’s Bay deposit, it is currently estimated that a period of approximately 36 months from site mobilization will be required to complete construction of the required mine, mill and related facilities for such deposit after all necessary approvals and permits have been secured.

        Unforeseen conditions or developments could arise during the construction period for either project which could delay or prevent completion, and/or substantially increase the cost of construction of the necessary facilities and infrastructure to develop the Goro and the Voisey’s Bay deposits. Such events may include, without limitation, shortages of equipment, materials or labour, delays in delivery of equipment or materials, labour disruptions, political events, local or political opposition, civil disturbances, litigation, adverse weather conditions, unanticipated increases in costs, natural disasters, accidents and unforeseen engineering, technical and technological, design, environmental or geological problems. Any delay in construction would delay the production of nickel and other products from the Goro and/or the Voisey’s Bay deposits, and the expected significant source of revenue for us that production from these deposits would represent. Any such delay could also materially adversely impact our business, results of operations, financial condition and liquidity.

        Our Goro project will involve the application of new processing and other technologies and, depending upon the results of the process research and development program we plan to conduct for our

Voisey’s Bay project, that project could also utilize new, but not the same as that which has been developed for Goro, processing and other technologies. There can be no assurance that these technologies will be successfully developed and applied on a commercial basis or that the costs associated with and/or the timing of their implementation will not have a material adverse effect on the timing of the start-up of commercial production, the capital and/or operating costs for either or both projects and on other factors impacting the profitability of these projects. These developments could materially adversely impact our business, results of operations, financial condition and liquidity.

      Uncertainty of Production and Capital and Other Cost Estimates

        During 2002, as mine production at our Manitoba operations transitioned from the Thompson Mine to the lower grade Birchtree Mine, we experienced lower mine production. As this transition moves forward, we expect to see declining mine production in Manitoba in 2003 and in future years. We have recently been relying upon, and will continue to rely upon, on an increasing basis, the availability of purchased intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level. While we have entered into agreements and other arrangements to purchase intermediates to maintain Manitoba’s production levels at or near the 45,000 tonne annual level for the next few years, until the Voisey’s Bay project would be producing intermediates in the form of concentrates for further processing at the Manitoba and Ontario operations, if suppliers of the purchased intermediates were to experience production problems or other disruptions, this could have a material adverse effect on our nickel production and results of operations, financial condition and liquidity. While we have certain potential new mine development projects at our existing operations in Canada, if sufficient new low-cost sources of nickel such as our Voisey’s Bay and Goro projects are not developed on a timely basis, our overall nickel production, particularly at our Manitoba operations, could decline by 2006, and our unit cost of production could increase significantly with any material decline in mine production from our Canadian operations if such operations were not significantly restructured. These developments could materially adversely impact our results of operations, financial condition and liquidity.

        The level of production and capital and operating cost estimates relating to the Goro project, the Voisey’s Bay project and other projects of ours, which are used in establishing ore reserve estimates and for determining and obtaining financing and other purposes, are based on certain assumptions and are inherently subject to significant uncertainties. In the case of our Goro project, as discussed under “Goro Project Suspension Costs” above, in December 2002 the principal firms providing project engineering, procurement and construction management services submitted information to us which, if confirmed, would indicate an increase in the capital cost estimate for the project in the range of 30 to 45 per cent above the current capital cost estimate of $1,450 million. That information is currently under review by us but could result in a capital cost estimate substantially higher than the 15 per cent increase in the estimate that we had indicated in the third quarter of 2002 could occur given the then current stage of project procurement and engineering.

        Since no engineering work to any significant degree has been undertaken on the Voisey’s Bay project, the current capital cost estimates for the phases of our Voisey’s Bay project, including the initial phase, have been based upon prefeasibility study estimates and are, accordingly, more preliminary than the current capital cost estimate for our Goro project. Reference is made to “Outlook – Voisey’s Bay Project” below for the prefeasibility study estimates of the capital cost for the initial and subsequent phases of the Voisey’s Bay project. It is very likely that actual results for these projects will differ from our current estimates and assumptions, and these differences may be material. In addition, experience from actual mining or processing operations may identify new or unexpected conditions which could reduce production below, and/or increase capital and/ or operating costs above, our current estimates. If actual results are less favourable than we currently estimate, such results could materially adversely impact our business, results of operations, financial condition and liquidity.

      Governmental Regulations

        In addition to environmental regulations referred to above, the mining and metals industry in Canada operates under federal, provincial and municipal legislation, regulation and intervention by governments in such matters as land tenure, limitations on areas in which mining can be conducted, production rates, income and other taxes and the export of ore and other products, as well as other matters. Our operations in Indonesia, the United Kingdom, New Caledonia and other countries outside Canada are also subject to various environmental and other applicable laws and regulations and governmental interventions, some of which are similar to those in Canada and all of which are subject to change. The mining and metals industry is also subject to regulation and intervention by governments in such matters as control over the development and abandonment of mine sites (including restrictions on production) and possible expropriation or cancellation of contract and mineral rights. Before proceeding with major projects, including significant changes to existing operations, we must obtain regulatory approvals. The regulatory approval process can involve stakeholder consultation, environmental impact assessments and public hearings, among other requirements. In addition, regulatory approvals may be subject to conditions, including the obligation to post security deposits and other financial commitments. Failure to obtain regulatory approvals, or failure to obtain them on a timely basis, could result in delays and abandonment or restructuring of projects and increased costs, all of which could negatively affect our future earnings and cash flow. In addition, such regulations may be changed from time to time in response to economic or political conditions, and the implementation of new regulations or the modification of existing regulations affecting the mining and metals industry could increase our costs and have a material adverse impact on our business, results of operations, financial condition and liquidity.

        There can be no assurance that we will be in compliance with all applicable statutes or regulations at all times or that steps to bring us into compliance would not materially adversely impact our business or financial condition. See “Environmental Risks” above.

      Capital Requirements and Operating Risks

        As discussed under “Cash Flows, Liquidity and Capital Resources-Long-term Contractual Obligations and Commercial Commitments” above, each of our two current principal primary metals business units, the Canadian and United Kingdom operations and PT Inco, has required, and is expected to continue to require, certain levels of investment to sustain their current levels of production. For 2003, as discussed under “Outlook-2003 Planned Capital Expenditures, Production and Nickel Unit Cash Cost of Sales” below, we currently forecast capital expenditures totalling approximately $680 million, covering sustaining capital projects for our current primary metals business units as well as planned expenditures for our Goro and Voisey’s Bay projects and other development projects. This total amount assumes a level of capital expenditures for our Goro project of $260 million, which may be higher or lower depending upon the results of the review process referred to under “Goro Project Suspension Costs” above and other developments, and $185 million for our Voisey’s Bay project, based upon the results of the bankable feasibility study which was completed in late March 2003 and other developments. To meet such capital expenditure requirements, we must generate sufficient positive internal cash flow and/or utilize available financing sources.

        In addition, our mining operations and processing and related infrastructure facilities are subject to risks normally encountered in the mining and metals industry. Such risks include, without limitation, environmental hazards, industrial accidents, labour disputes, changes in laws, technical difficulties or failures, late delivery of supplies or equipment, unusual or unexpected geological formations or pressures, cave-ins, pit-wall failures, rock falls, unanticipated ground, grade or water conditions, flooding, periodic or extended interruptions due to the unavailability of materials and force majeure events. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining or processing, losses and possible legal liability. Any prolonged downtime or shutdowns at our mining or processing operations could materially adversely affect our business, results of operations, financial condition and liquidity.

        The wholesale electricity markets in Ontario were deregulated for a portion of 2002 and as a result we experienced fluctuations in some of our electricity costs at the Ontario operations. Depending upon future changes in the regulatory environment for these markets, we could experience future fluctuations in such costs. We have from time to time experienced adverse production and production cost trends at our operations in Canada and elsewhere and could experience similar adverse trends in the future.

      Labour Relations

        Collective agreements with unionized hourly production and maintenance workers at the Ontario operations remain in effect until May 31, 2003 and a three-year collective agreement with the unionized office, clerical and technical employees at the Ontario operations remains in effect until March 31, 2004. On September 15, 2002, a new three-year collective agreement with the unionized workers at the Manitoba operations was successfully negotiated. PT Inco entered into a new two-year collective labour agreement with its union on January 22, 2003. At Goro, we currently have two unions representing some of our employees. Through an employer’s association of which we are the controlling member, we have negotiated a collective agreement covering the construction phase of the Voisey’s Bay project.

        There can be no assurance that we will continue to have a positive relationship with our employees at our operations in Canada and elsewhere or that new collective agreements will be entered into without work interruptions. We could also be adversely affected by labour disruptions involving third parties who may provide us with goods or services at our operations in Canada and elsewhere. For example, as discussed under “Goro Project Suspension Costs” above, the Goro project experienced labour disruptions by personnel associated with certain subcontractors in early September 2002. Any lengthy work interruptions could materially adversely affect the timing of completion and the cost of the project, as well as our business, results of operations, financial condition and liquidity.

      Uncertainty of Ore Reserve Estimates

        Our reported ore reserves as of December 31, 2002 are estimated quantities of proven and probable ore that, under present and anticipated conditions, can be legally and economically mined and processed by the extraction of their mineral content. We determine the amount of our ore reserves in accordance with the requirements of the applicable securities regulatory authorities and established industry practices. The volume and grade of reserves actually recovered and rates of production from our present ore reserves may be less than geological measurements of the reserves. Furthermore, market price fluctuations in nickel, other metals and exchange rates, and changes in operating and capital costs may in the future render certain ore reserves uneconomic to mine and result in significant reductions in our reported estimates of proven and probable ore reserves.

        No assurance can be given that the indicated amount of ore will be recovered or that it will be recovered at the rates anticipated by us. Our reserve estimates are based on limited sampling and, consequently, are uncertain because the samples may not be representative of the entire orebody. As more knowledge and understanding of the orebody is obtained, the reserve estimates may change significantly, either positively or negatively.

Critical Accounting Policies

        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our ongoing evaluation of these estimates form the basis for making judgments about the carrying value of assets and liabilities and the reported amounts for revenues and expenses. Actual results may differ from these estimates under different assumptions. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies are those that affect our Consolidated Financial Statements materially and involve a significant level of judgment by us. A summary of the significant accounting policies, including critical accounting policies, is set forth in Note 1 to the Consolidated Financial Statements. Our critical accounting policies include accounting for the impairment of property, plant and equipment, accounting for income and mining taxes and accounting for post-retirement benefits.

      Property, Plant and Equipment

        We review and evaluate our property, plant and equipment and other assets for impairment when events or changes in economic and other circumstances indicate that the carrying value of such assets may not be fully recoverable. The net recoverable value of an asset is calculated by estimating undiscounted future net cash flows from the asset together with the asset’s residual value. Future net cash flows are developed using assumptions that reflect the planned course of action for an asset given our best estimate of the most probable set of economic conditions. Evaluation of the future cash flows from major development projects such as the Voisey’s Bay and Goro projects entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metals prices, estimates of the ultimate size of the deposits, ore grades and recoverability, timing of commercial production, commercial viability of new technological processes, production volumes, operating and capital costs, and foreign currency exchange rates. Inherent in these assumptions are significant risks and uncertainties. In our view, based on assumptions, which we believe to be reasonable, a reduction in the carrying value of our major development projects is not required at December 31, 2002. It is possible that events or changes in future economic conditions and other circumstances, and the resulting adverse impact on some or all of these assumptions, may require a significant reduction in the carrying value of our major development projects, in the related deferred income and mining tax liability and in shareholders’ equity. Additional information regarding our accounting for property, plant and equipment is contained in Note 9 to the Consolidated Financial Statements.

      Income and Mining Taxes

        The provision or relief for income and mining taxes is calculated based on the expected tax treatment of transactions recorded in the Consolidated Financial Statements. The objectives of accounting for income and mining taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns. In determining both the current and future components of income and mining taxes, we interpret tax legislation in a variety of jurisdictions as well as make assumptions about the expected timing of the reversal of future tax assets and liabilities. If our interpretations differ from those of tax authorities or if the timing of reversals is not as anticipated, the provision or relief for income and mining taxes could increase or decrease in future periods. Additional information regarding our accounting for income and mining taxes is contained in Note 6 to the Consolidated Financial Statements.

      Post-Retirement Benefits

        The cost of providing benefits through defined benefit pension plans and post-retirement benefits other than pensions is actuarially determined. Costs and obligations are dependent upon our assumptions related to future events that are used by actuaries in calculating such amounts. These assumptions include discount rates, the expected return on plan assets, the rate of future compensation increases and health care cost trend rates. In addition, our actuarial consultants utilize subjective factors such as withdrawal and mortality rates to determine these factors. The assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Significant differences in actual experience or significant changes in assumptions could materially affect the amount of post-retirements benefit expense and related liabilities. Additional information regarding our accounting for post-retirement benefits is contained in Note 11 to the Consolidated Financial Statements.

Accounting Changes in 2001

        Effective January 1, 2001, we adopted, retroactively as a change in accounting policy, a new accounting standard of the Canadian Institute of Chartered Accountants (CICA) in respect of earnings per share. This new standard, which is consistent with United States GAAP, changed the method in which diluted earnings per share are calculated. The effect of this change is described in Note 2 to the Consolidated Financial Statements.

        Also effective January 1, 2001, we adopted, retroactively as a change in accounting policy, a new accounting standard of the CICA in respect of stock-based compensation and other stock-based payments. This new standard, which substantially conforms to United States GAAP, requires either the recognition of a compensation expense for grants of stock, stock options and other equity instruments to employees or, alternatively, the disclosure of pro forma net earnings and earnings per share data as if stock-based compensation had been recognized in earnings. The effect of this change is described in Note 2 to the Consolidated Financial Statements.

        Also effective January 1, 2001, we adopted, retroactively, a new accounting standard of the CICA in respect of interim financial statements. As a consequence, we changed our accounting policy, for interim reporting purposes only, in connection with the timing of recognizing the costs associated with planned annual shutdown of operations for maintenance. Previously, these costs were expensed evenly over the year whereas under the new standard such costs are expensed in the period in which they are incurred. The effect of this change is described in Note 2 to the Consolidated Financial Statements.

        We also adopted, for United States reporting purposes, certain United States standards relating to accounting for derivative instruments and hedging activities effective January 1, 2001. The effect of adopting these standards is described in Note 22 to the Consolidated Financial Statements.

Accounting Changes in 2002

        Effective January 1, 2002, we adopted a new standard of the CICA in respect of foreign currency translation, which conforms substantially to United States GAAP, that eliminates the deferral and amortization of currency translation adjustments related to long-term monetary items with a fixed and ascertainable life. The effect of adopting this standard is described in Note 2 to the Consolidated Financial Statements.

        Effective January 1, 2002, we adopted new standards of the CICA in respect of business combinations and goodwill for Canadian reporting purposes. These standards conform substantially to new United States standards, which we also adopted for United States reporting purposes commencing in the first quarter of 2002. Also effective January 1, 2002, we adopted a new United States standard in respect of accounting for the impairment or disposal of long-lived assets for United States reporting purposes. The adoption of these standards had no significant impact on our results of operations or financial condition.

        Effective July 1, 2002, we adopted, for United States reporting purposes, a new standard that amended existing authoritative pronouncements relating to the accounting for the extinguishment of debt. The adoption of the new standard did not have a significant impact on our results of operations or financial condition.

        Effective December 31, 2002, we adopted, for United States reporting purposes, a new interpretation that clarifies the requirements for disclosure of certain types of guarantees. The interpretation also requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The adoption of this interpretation did not have a significant impact on our results of operations or financial condition.

        Effective December 31, 2002, we adopted, for United States reporting purposes, a new interpretation that addresses the consolidation of variable interest entities and provides guidance with respect to the disclosure of such entities. There was no significant impact on our results of operations or financial condition as a result of the adoption of this interpretation.

Accounting Changes in 2003

        We will adopt, for United States reporting purposes commencing in the first quarter of 2003, a new standard relating to the accounting for costs associated with the exit from or disposal of a business. This standard requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard will not have a significant impact on our results of operations or financial condition.

        In addition, we will be adopting a new United States standard in respect of accounting for asset retirement obligations for United States reporting purposes commencing in the first quarter of 2003. This standard requires that a liability for retirement obligations be recognized when incurred and recorded at fair value. The effect of adopting this standard is described in Note 22 to the Consolidated Financial Statements.

        In the first quarter of 2003, for Canadian and United States reporting purposes, we will change the accounting for stock-based compensation from the intrinsic value method to one that recognizes in earnings the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The effect of this change in accounting policy is described in Note 17 to the Consolidated Financial Statements.

        In the first quarter of 2003, we will adopt a new accounting standard of the CICA in respect of the impairment or disposal of long-lived assets, which substantially conforms to United States GAAP. The adoption of the new standard will not have a significant impact on our results of operations or financial condition.

Accounting Changes in 2004

        We will be adopting new accounting guidelines issued by the CICA in respect of hedging relationships for Canadian reporting purposes. The new guidelines will be applied commencing with hedging relationships outstanding on January 1, 2004. We do not anticipate that the new guidelines will have a material effect on our results of operations and financial condition.

Other Information

        Reference is made to “Investor Information” for certain information on governmental and other policies and factors affecting our operations and investments by non-Canadians in our securities. Reference is also made to “Quarterly Financial Information” for our quarterly net sales, net earnings and earnings per share data for 2002 and 2001.

Outlook

        We continue to pursue our goal of being the world’s most profitable nickel producer through our three-part strategy of maintaining strong low-cost operations focused on high-margin production, pursuing profitable growth, and enhancing our strong global marketing position, including the development and sale of value-added products.

        Our two major development projects, Goro and Voisey’s Bay, are currently expected to have a significant effect on our results of operations and financial condition.

      Goro Project

        In 2002, we made progress on the commercial development of our Goro project in New Caledonia. The project is expected to consist of a fully integrated mining and processing facility with a planned annual capacity of approximately 55,000 tonnes of nickel and 4,500 tonnes of cobalt. The operation is expected to supply stainless steel customers in South Korea, Taiwan and eventually China. The Goro property has an extensive laterite resource base, including an initial mining zone with proven and probable mineral reserves of 57 million tonnes which has been outlined as an initial source of feed for a commercial plant. This ore reserve base can be mined using low-cost open pit methods, which, when combined with our proprietary pressure-acid leaching and solvent extraction (PAL-SX) technology, gives the project the potential to have one of the lowest cash costs of nickel production in the world. The New Caledonian authorities enacted a fiscal regime in 2001 which provides a 15-year tax holiday plus an additional five years at tax rates that are 50 per cent of the prevailing tax rates for metallurgical companies. In addition, as discussed below we received a commitment of $350 million covering financing of qualifying Goro project expenditures under a program sponsored by the French government to provide financial support for investments in French Overseas Territories such as New Caledonia. In 1999, we completed the construction of an integrated pilot plant in New Caledonia capable of processing 12 tonnes of ore per day to continue with the development of the PAL-SX technology required for commercialization. The pilot plant operated successfully for over two years, both in further proving the PAL-SX technology and in training the core workforce for a future commercial plant.

        We undertook an update process in September 2002 covering a number of key aspects of the project, including the project’s capital cost estimate and schedule. As noted above under “Goro Project Suspension Costs”, on December 5, 2002 we announced a plan to undertake a comprehensive review of all key aspects of the Goro project after the principal firms providing project engineering, procurement and construction management services had submitted information which, if confirmed, would indicate an increase in the capital cost estimate for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. The objective of this review is to assess all information on the project, including the various cost estimates and trends, and determine what changes in the capital cost estimate and the project can be made to maintain the project’s economic feasibility. The review of the capital cost estimate will cover what downward adjustments can be made in such estimate through scope or design changes, modifications to construction and related plans and civil and other contractual arrangements, and alternative project execution strategies. Since that announcement, we have been evaluating what onsite and offsite work should be curtailed or stopped and what work should be continued while this review is ongoing. Based upon this ongoing evaluation, we have also been reviewing various contractual and other arrangements covering construction and other work relating to the Goro project and implementing certain actions to suspend or terminate certain of those contractual arrangements. These actions, as noted under “Goro Project Suspension Costs” above, resulted in an after-tax charge of $26 million recorded in the fourth quarter of 2002.

        As of December 31, 2002, we had spent approximately $385 million on the Goro project since July 1, 2001 when this project was formally launched. This amount excludes a current estimate of approximately $260 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments, and accruals of approximately $120 million relating to such requirements as of year-end 2002, most of which is expected to have value for the project.

        The project review process is still in its preliminary stages given its planned scope. We do not currently expect to be in a position to report on the results of this review, including an updated capital cost estimate for the project and the additional effect, if any, that this review could have on our financial results, until at least the end of the second quarter or early in the third quarter of 2003. We have been working with various parties to assist us in the review process. While the key objective of this comprehensive review is to implement such actions and steps, if required, to have a project that will meet an acceptable rate of return on the investment to be made in this project, if, upon completion of the review, we were to conclude that the Goro project could not be restructured to meet our rate of return on investment requirements, we would likely write off all or a substantial portion of the carrying value of the Goro project and we would also lose the expected future production from Goro. Such a result would have a materially adverse effect on our business, results of operations, liquidity and financial condition.

        We have continued our discussions with the Japanese consortium to be led by Sumitomo Metal Mining Co., Ltd. concerning their continuing interest in acquiring a 25 per cent interest in the Goro project. We have applied for the deferral of $350 million in financing under the French government’s Paul Act program that this government was prepared to provide to the Goro project in 2002 and we have continued to work with the New Caledonian and French governments on the permitting and certain other requirements relating to the project.

      Voisey’s Bay Project

        We made significant progress during 2002 in the implementation of agreements with stakeholders for the commercial development of the Voisey’s Bay nickel-copper-cobalt deposits in Labrador. In early October 2002, we entered into definitive agreements with the Province of Newfoundland and Labrador, intended to implement the terms of a non-binding statement of principles entered into in June 2002, covering the commercial development of the Voisey’s Bay deposits. The Voisey’s Bay ore deposits include 30 million tonnes of estimated proven and probable mineral reserves in the Ovoid deposit, which can be mined using open pit mining methods. These proven and probable mineral reserves have an estimated average grade of 2.85 per cent nickel, 1.68 per cent copper and 0.14 per cent cobalt.

        Consistent with the terms and conditions of the non-binding statement of principles, the definitive agreements entered into in October 2002 set forth the development of a mine and concentrator processing plant at Voisey’s Bay, a research and development program focusing on hydrometallurgical processing technology, including a demonstration plant at Argentia, Newfoundland, an industrial and employment benefits program for the Voisey’s Bay project, a timetable for the start and completion of the principal stages of the project, and other key parts and requirements covering the overall development of the Voisey’s Bay project. Under the terms of the definitive agreements, certain provisions became effective when these agreements were executed. The next steps to be met by the end of the first quarter of 2003 for these agreements to become effective overall include the securing of acceptable financing arrangements for the project. Certain of the other previously identified conditions to be met before the Voisey’s Bay project could proceed, including the execution of Impacts and Benefits Agreements with the Labrador Inuit Association and Innu Nation, were met in 2002.

        We began infrastructure, site development and other work in July 2002 as part of our initial investment in the Province with respect to this project of approximately $35 million over the July 2002-March 2003 period. Our current capital cost estimate, based upon the bankable feasibility study which was completed in late March 2003, for the first phase of the development of Voisey’s Bay involves total capital expenditures of approximately $776 million. We currently expect initial concentrate production from this first phase in 2006 for shipment to the Ontario and Manitoba operations while the hydrometallurgical process is tested in the planned demonstration plant. Assuming technical and economic feasibility, a commercial hydrometallurgical processing plant will be built as part of phase two of the project between 2009 and 2011. In the unlikely event that the hydrometallurgical process proves not to be technically and/or economically feasible, a conventional refinery will be built to produce a finished nickel product. It is currently expected that the Voisey’s Bay hydrometallurgical plant will produce approximately 50,000 tonnes of nickel, 2,300 tonnes of cobalt, up to 7,000 tonnes of copper intermediates, and 32,000 tonnes of copper concentrate annually. A total investment, based upon the updated capital cost estimate for the initial phase and the prefeasibility studies for the other two phases of the project, of approximately $2,000 million would be required for all phases of the project over the 30-year life of the project, including estimated sustaining capital. The focus of the Voisey’s Bay project for 2003 will include the preparation of a clear project development plan and assembling a first-class project development team.

        A number of risks and uncertainties are associated with the commercial development of the Goro and Voisey’s Bay projects, including political, regulatory, design, construction, operating and financing risks, as discussed under “Risks and Uncertainties – Other Risks and Uncertainties” above.

      Existing Operations

        As we move towards the realization of our growth plans, we will continue to seek to maximize the contribution to the financial results of our existing operations. We experienced in the fourth quarter of 2002 upward pressures on certain costs. The sources of such pressures included (i) increased pension and energy costs and (ii) higher costs in the Manitoba operations where we have been seeking to address lower ore grades and lower mine production, more complex mining zones and certain technology issues associated with the blending of ores with relatively high MgO levels. Lower price realizations for our platinum-group metals products as current hedges covering such realizations entered into in 2001 and 2002 expire and increased expenses associated with the Voisey’s Bay and Goro projects which are not being capitalized also adversely affected costs. In addition, we do not expect to maintain for at least the first nine months of 2003 the level of production of platinum-group metals achieved in 2002, thus limiting by-product credits in 2003 that offset some of these cost increases.

        At PT Inco, we currently expect costs to increase due to higher energy, employment, supplies and services expenses. Consumption of fuel oil at PT Inco is expected to increase in 2003 in order to meet its goal of producing an additional 4,000 tonnes of nickel in matte. Supplies and services are also projected to increase due to higher equipment hours to haul ore and overburden over greater distances. Higher labour costs from the recently negotiated two-year agreement are also expected to contribute to increased costs. We shall be seeking ways to mitigate the impact of these cost increases through cost reduction initiatives and maximizing lower cost hydroelectric power usage while minimizing fuel oil consumption.

        Our goal is to strengthen the performance of our operations and deal effectively with the short-term cost challenges we are currently facing, as well as enhance the efficiency and productivity of our business. Despite the cost increases in our existing operations in areas such as pensions, energy and the impact of lower production of and realized prices for platinum-group metals, productivity and safety continue to improve. Productivity improvements are helping to offset some of the cost challenges. In 2003, our productivity efforts are expected to include improving nickel and copper separation at the matte processing plant at the Ontario operations to enhance this process from 89 per cent in 2002 to 92 per cent in 2003. This improved separation is projected to eliminate significant recycles from downstream processes and allow us to reduce in-process inventory of platinum-group metals. Improved nickel recoveries resulting from design changes at the Clarabelle Mill at the Ontario operations are expected to continue in 2003. Collaborative efforts at our refinery tankhouse at the Manitoba operations improved the recovery of higher margin plating grade cathode from 85 per cent to over 94 per cent in 2002 and we believe this improvement can be sustained.

      2003 Planned Capital Expenditures, Production and Nickel Unit Cash Cost of Sales

        Our 2003 capital expenditures are currently expected to total $680 million, including, as discussed under “Cash Flows, Liquidity and Capital Resources” above, approximately $185 million for the Voisey’s Bay project, approximately $260 million for the Goro project and approximately $235 million in sustaining capital expenditures for existing operations, of which about $40 million will be required for environmental measures and new mine development in Canada. Depreciation expense is projected to be $273 million in 2003.

        Our 2003 nickel production is currently expected to be approximately 213,000 tonnes, up two per cent from 209,728 tonnes in 2002. We expect purchased intermediates to increase by over 35 per cent from 2002 levels to approximately 24,000 tonnes in 2003, representing 11 per cent of planned 2003 finished nickel production, up from 17,000 tonnes in 2002. We use purchased intermediates to increase the processing capacity utilization of our Ontario and Manitoba operations and, as discussed under “Risks and Uncertainties – Other Risks and Uncertainties” above, to maintain nickel production at the Manitoba operations at or near its 45,000 tonne annual level. While such use is profitable, it does increase our costs, particularly at higher nickel prices since the cost of purchased intermediates is based on prevailing LME prices. Copper production is currently expected to be approximately 113,000 tonnes in 2003, up slightly from 111,787 tonnes in 2002. Total production of platinum-group metals is expected to decline to 355,000 troy ounces in 2003 as the Copper Cliff North 138 orebody at the Ontario operations nears depletion.

        Our nickel unit cash cost of sales after by-product credits for 2003 is currently projected to be in the range of $3,638 to $3,749 per tonne ($1.65 to $1.70 per pound). The increase in such costs over 2002 reflects anticipated lower by-product credits, principally due to lower production of and realized prices for platinum-group metals, increased pension expense, lower ore grades in the Ontario and Manitoba operations and higher energy costs, resulting from increased consumption of and prices paid for fuel oil to enable higher production at PT Inco and higher costs for natural gas at the Ontario operations.

        Our policy continues to be that we do not publicly forecast where nickel and other metals prices will be given the historic volatility in these prices and the level of economic uncertainty that currently exists in at least some of our key geographic markets. The premium we expect to realize over the LME cash nickel price for 2003 is in the range of $265 to $397 per tonne (12 to 18 cents per pound).

      Nickel Market Conditions

        Stainless steel demand has grown by almost six per cent annually for more than 50 years, including the past decade, and we have seen no signs that such growth will be slowing down during at least the next few years. The stainless steel industry, the principal end-use market for nickel, has been making significant investments to increase capacity and stainless steel demand growth and production is currently expected to be strong over at least the next few years supported by the continued expected strong demand in China. The combination of China’s stainless steel demand growth and nickel demand growth in 2002 accounted for more than two-thirds of the overall increase in Western World-plus-China nickel demand for 2002.

        With most nickel producers operating at or near capacity in 2002 and taking into account that there currently exists limited shutdown capacity available to be restarted, and with the latest round of current expansions to existing production capacity coming to an end, we currently estimate that there will be a limited amount of additional nickel supply prior to 2006 to meet any expected growth in demand.

        Nickel demand in 2003 is currently anticipated to be relatively strong for several reasons. First, more than three million tonnes of stainless steel capacity has been, or will be, commissioned in 2002 and 2003, with about 1.5 million tonnes of additional production expected from this new capacity in 2003. Second, Chinese nickel demand has continued to grow during the last two years, even when Western World economic growth was essentially flat or declining. Third, reported nickel inventories, both producer and LME, are at very low levels relative to prior nickel cycles. Inventory levels at December 31, 2002 represented approximately 4.7 weeks of demand, which is considered very low. Fourth, the availability of nickel-containing stainless steel scrap, as an alternative source of nickel for the stainless steel industry, is currently expected to be tighter in 2003 than in 2002 due to continued low levels of such scrap from Russia, continued growth in consumption of such scrap by Chinese mini-mills, and the current projected increase in stainless steel production. We do not undertake any obligation to update the forward-looking statements in this Report to reflect events that may occur or circumstances that may change after the date hereof.

Issuances of Convertible Debentures in March 2003

        In early March 2003, we issued and sold (i) $241 million aggregate amount payable at maturity of Convertible Debentures due March 14, 2023 (“Convertible Debentures”), representing $220 million in gross proceeds to us, and (ii) $220 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). Each Convertible Debenture was offered and sold at a price of $913.81 and bears a semi-annual cash interest coupon equal to approximately 1.09 per cent per year on the issue price (equivalent to 1.00 per cent per year on the $1,000 amount per Convertible Debenture payable at maturity). The Subordinated Convertible Debentures were offered and sold at their stated principal amount ($1,000 per Subordinated Convertible Debenture) and bear a semi-annual cash interest coupon equal to 3.5 per cent per year, subject to our right to defer interest payments thereon for up to five years. We received total combined gross proceeds from these two issues of convertible debt securities of $440 million on March 7, 2003. On March 18, 2003, we issued and sold additional Convertible Debentures and Convertible Subordinated Debentures pursuant to the exercise of a portion of the overallotment options by the initial purchasers of the securities for additional gross proceeds of $36 million. The net proceeds from the concurrent offerings are expected to enable us to redeem all or a portion of either or both of (i) our Series E Preferred Shares having a $472 million aggregate liquidation preference and which are subject to mandatory redemption in 2006 and/or (ii) $173 million aggregate principal amount of our 5¾% Convertible Debentures due 2004 and, accordingly, reduce our fixed charges.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk is the risk of potential economic loss arising from adverse changes in market rates and prices. Given the nature of the Company’s business and operations, the areas of highest exposure are nickel prices and, to a lesser extent, other metals and commodity prices (metals and commodities risk), foreign currency exchange rates (foreign exchange risk), and interest rates (interest rate risk). In the case of metals and commodities risks, the Company sells its products at prices based on world market prices and purchases fuel oil and other supplies at market prices for these commodities. While prices for the Company’s primary nickel and other metals produced are based largely on, and sold in, U.S. dollars, the Company is subject to foreign exchange risk because it incurs a substantial portion of its costs in currencies other than the U.S. dollar, in particular in the Canadian dollar. The Company is exposed to additional foreign exchange risk and is also exposed to interest rate risk because it funds its operations and capital expenditures largely through long-term and short-term borrowings in U.S. dollars. Based upon past movements of certain foreign currency exchange rates and interest rates as described below, and the Company’s current expectations of changes in such exchange rates and interest rates for 2003, the Company believes that the potential near-term impact on its future earnings and cash flows with respect to foreign currency and interest rate risks will not have a material impact on the Company’s financial condition. The metals and commodity risk relating to nickel and other metals produced by the Company, given the significance of price realizations to the Company of such metals, is expected to continue to have a material impact on the Company’s results of operations, cash flow and financial condition.

        The Company has engaged in transactions to reduce the impact of certain of these market risks to which it is exposed to a significant degree on earnings and cash flows. The Company has established policies and procedures governing the use of derivative instruments to address certain market risks. These policies and procedures are intended to reduce certain of the uncertainties associated with the market risks specific to the Company’s business and operations and reduce the effect of market fluctuations on its earnings and cash flows. The Company does not use these instruments for trading or speculative purposes. The Company only uses derivative instruments based on an economic analysis of the underlying exposures, anticipating that adverse effects on future earnings and cash flows due to fluctuations in metals and commodities prices, foreign currency exchange rates and interest rates will be offset by proceeds from, and changes in the fair value of, the derivative instruments. The Company does not, however, hedge its exposure to all market risks and does not hedge it exposure to any market risk in a manner that completely eliminates the effects of changing market conditions on earnings or cash flows.

        The nickel market and other markets for metals produced by the Company are global in nature and are influenced by, among other things, both global and regional supply and demand factors. The Company’s policy with respect to nickel has been to be exposed to the market risks for nickel produced and sold by the Company except in certain situations. These situations normally cover (i) sales of Inco-source nickel to customers where delivery is generally to be made three or more months in the future and (ii) purchases by the Company of nickel from other sources to meet its customer requirements. In these situations the Company will enter into derivative commodity instruments representing either forward purchase contracts to hedge its exposure to price fluctuations with respect to such future sales of Inco-source nickel or forward sale contracts to hedge its exposure to price fluctuations with respect to purchased nickel.

Metals and Other Commodities Price Risk

        The Company is subject to metals and commodities risk because the Company sells its products and purchases its fuel oil and other supplies at prices effectively determined through trading on major commodity exchanges, notably the LME and the New York Mercantile Exchange. The prices offered on these exchanges generally reflect the global balance of supply and demand for a particular commodity but are also influenced by such factors as investment funds flow, speculative activity and currency exchange rates.

        The price of nickel, the Company’s principal product, was the major factor influencing operating earnings and cash flows for the years ended December 31, 2002 and 2001 and 2000 and for prior years. Inco’s selling price for primary nickel is generally based on the LME cash nickel price. However, certain of the Company’s products are customarily sold at a premium over the LME cash price, particularly Inco’s special products such as nickel powders and foams. The markets for the Company’s products have been, and are expected to continue to be, cyclical in nature and prices are volatile. However, because the Company is one of the largest producers and marketers of primary nickel in the world, it has chosen, subject to certain limited exceptions, not to hedge or otherwise attempt to mitigate to any significant degree the risk of fluctuations in the price of nickel. The Company reviews this policy from time to time and may increase the currently limited use of derivative instruments to reduce such risks in the future. Although the Company has generally not hedged the risk of fluctuations in the price of nickel, it does hedge this risk with respect to (i) sales of Inco-source nickel to customers for delivery three or more months into the future and (ii) purchases by the Company of nickel from third parties to meet its customers’ requirements. In these situations, the Company will enter into derivative commodity instruments representing either forward purchase contracts to hedge the risk of price fluctuations with respect to forwards sales of Inco-source nickel or forward sale contracts to hedge the risk of price fluctuations with respect to purchased nickel.

        In the case of other metals produced by the Company, the Company has from time to time entered into derivative instruments to establish minimum prices.

        At December 31, 2002, the Company had outstanding LME forward contracts to purchase 7,158 tonnes of nickel in 2003 at prices averaging $6,314 per tonne ($2.86 per pound), 504 tonnes in 2004 at prices averaging 6,148 per tonne ($2.79 per pound) and 402 tonnes in 2005 at prices averaging $5,996 per tonne ($2.72 per pound). At December 31, 2001, the Company had outstanding LME forward contracts to purchase 15,042 tonnes of nickel in 2002 at prices averaging $5,535 per tonne ($2.51 per pound) and a further 2,424 tonnes in 2003 at prices averaging 5,322 per tonne ($2.41 per pound). The total quantities of nickel outstanding under these LME forward purchase contracts outstanding at December 31, 2002 which were for purchases in 2003 represented three per cent of the Company’s projected nickel deliveries for 2003, and the total quantities outstanding at December 31, 2001 which were for purchases in 2002 represented seven per cent of the Company’s projected nickel deliveries for 2002.

        Depending on market conditions, the Company enters into precious metals contracts with various financial counterparties. These contracts are intended to provide certain minimum price realizations in respect of a portion of the Company’s future production. At December 31, 2002, the Company had outstanding swap contracts to exchange payments on 15,330 troy ounces of palladium during 2002 and 9,390 troy ounces in 2005. Under these swap contracts, the Company receives fixed prices averaging $830 per troy ounce in 2003 and $295 per troy ounce in 2005 and pays a floating price. At December 31, 2001, the Company had outstanding swap contracts to exchange payments on 33,480 troy ounces of palladium during 2002 and a further 15,330 troy ounces during 2003. Under these swap contracts, the Company receives fixed prices averaging $905 per troy ounce in 2002 and $830 per troy ounce in 2003 and pays a floating price.

        At December 31, 2002, the Company had outstanding swap contracts to exchange payments on 62,400 troy ounces of platinum during 2003 and 7,260 troy ounces during 2004. Under these swap contracts, the Company receives fixed prices averaging $550 per troy ounce in 2003 and $555 per troy ounce in 2004 and pays a floating price. At December 31, 2001, the Company had outstanding swap contracts to exchange payments on 28,740 troy ounces of platinum during 2002 and a further 12,450 troy ounces during 2003. Under these swap contracts, the Company receives fixed prices averaging $550 per troy ounce in 2002 and $500 per troy ounce in 2003 and pays a floating price.

        The Company’s Indonesian subsidiary, PT Inco, uses oil swap contracts to hedge the effect of price changes in respect of a portion of its energy requirements in Indonesia which are met in the form of fuel oil products. Under such contracts, the Company receives or makes payments based on the difference between a fixed and a floating price for fuel oil. At December 31, 2002, the Company had swap contracts with a financial institution to exchange payments on 90,000 tonnes of fuel oil during 2003 and 30,000 tonnes during 2004, representing about 22 per cent and seven per cent, respectively, of PT Inco’s estimated fuel oil requirements for those years. Under these swap contracts, the Company pays fixed prices averaging $118.90 per tonne in 2003 and $130.02 per tonne in 2004 and receives a floating price. At December 31, 2001, the Company had swap contracts with a financial institution to exchange payments on 240,000 tonnes of fuel oil during 2002 and 80,000 tonnes during 2003, representing about 61 per cent and 20 per cent, respectively, of PT Inco’s estimated fuel oil requirements for those years. Under these swap contracts, the Company pays fixed prices averaging $119.28 per tonne in 2002 and $117.53 per tonne in 2003 and receives a floating price.

Foreign Exchange Risk

        By virtue of its international operations, the Company conducts business in a number of foreign currencies other than the U.S. dollar. These exchange rates have varied substantially in the last three years. A substantial portion of the Company’s revenue is received in U.S. dollars since the price of nickel and other metals produced are generally referenced in U.S. dollars, while a significant portion of its costs and expenses are incurred in Canadian dollars. Fluctuations in exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and other currencies will give rise to foreign currency exposure, either favourable or unfavourable, which have materially affected and are expected to continue to impact the Company’s results of operations and financial condition. The Company’s primary foreign exchange risk is to changes in the value of the Canadian dollar relative to the U.S. dollar. The Company reduces, from time to time, the impact of this risk by entering into forward currency contracts and foreign currency options. At the end of 2002, these contracts took the form of forward contracts, which establish a fixed exchange rate for the Canadian dollar, and forward currency contracts that establish a fixed price for the future purchase of certain currencies in connection with the Goro project. At December 31, 2001, these contracts took the form of range forward contracts, which effectively establish a minimum and maximum exchange rate for the Canadian dollar, and forward currency contracts that establish a fixed price for the future purchase of certain currencies in connection with its Goro project.

        At December 31, 2002, the Company had outstanding forward currency contracts to purchase Cdn.$20 million in 2003 at an average price of $0.643. At December 31, 2001, the Company had outstanding forward currency contracts to purchase Cdn.$35 million in 2003 at an average price of $0.643. At December 31, 2001, the Company also had outstanding currency call option contracts, giving it the right, but not the obligation, to purchase Cdn.$20 million at an average rate to U.S. dollars of $0.655 in the first three months of 2002, and outstanding currency put option contracts, giving the buyer the right, but not the obligation, to sell to the Company Cdn.$20 million at an average rate to U.S. dollars of $0.638 in the first three months of 2002. The purpose of the Company’s Canadian dollar hedging activities is to reduce the risk that the eventual U.S. dollar cash flows relating to a portion of its future Canadian production costs will be adversely affected by an appreciation of the Canadian dollar. The foreign currency contracts outstanding at December 31, 2002 represent approximately one per cent of the Company’s total estimated Canadian production costs for 2003.

        At December 31, 2002, the Company had outstanding forward currency contracts to purchase Aus.$274 million in 2003 at an average price of $0.518 and Aus.$116 million in 2004 at an average price of $0.522, and EUR 213 million in 2003 at an average price of 0.886 and EUR 60 million in 2004 at an average price of $0.873. The purpose of the Company’s Australian dollar and Euro forward currency contracts is to hedge a portion of the planned construction costs of the Goro project in New Caledonia. Most of these forward currency contracts for 2003 were closed out in early January 2003, resulting in pre-tax hedging gains of $37 million, since they no longer matched the timing of the planned expenditures due to the expected deferral of those expenditures as a result of the review of the Goro project. At December 31, 2001, the Company had outstanding forward currency contracts to purchase Aus.$140 million in 2002 at an average price of $0.495 and Aus.$150 million in 2003 at an average price of $0.515, EUR 75 million in 2002 at an average price of 0.889 and EUR 230 million in 2003 at an average price of $0.893.

        The Company is, to a substantially lesser extent, subject to fluctuations in the value of the Indonesian Rupiah relative to the U.S. dollar from its operations in Indonesia. This reduced impact is due to a significant portion of PT Inco’s costs and revenues being effectively denominated in U.S. dollars. Because of the limited nature of this exposure, the Company does not customarily hedge the value of the Rupiah against the U.S. dollar and no such financial instruments were in effect at December 31, 2002 or 2001.

        The Company does not engage in any significant foreign currency activities which have not been specifically identified as hedges.

Interest Rate Risk

        The Company’s exposure to changes in interest rates results from investing and borrowing activities undertaken to manage its liquidity and capital requirements. The Company has generally used fixed rate debt to finance long-term investments, while variable rate debt has been used to meet working capital and related requirements on a more near-term basis.

        At December 31, 2002, approximately 27 per cent of the Company’s total debt, or $448 million, was subject to variable interest rates. Based on the level of variable rate debt at December 31, 2002, the impact of a 10 per cent change in interest rates, or 14 basis points, would change interest expense by less than $1 million over a full year. Such fair value was determined based on the discounted values of their related cash flows. The sensitivity analysis associated with such fair value does not consider the impact of changes in the Company’s Common Share price on the fair value of its convertible debt or the conversion of such convertible debt. The change in other long-term debt is not material to the Company’s financial position.

        At the end of 2002, the Company had an interest rate swap agreement in the notional amount of $159 million intended to manage the interest rate risk associated with a portion of its fixed rate debt. This interest rate swap effectively changes the Company’s exposure to interest rate risk by converting a portion of its fixed rate debt to a floating rate. The Company expects to issue significant amounts of additional debt in the future to finance its development projects and for other purposes and, accordingly, could be materially adversely affected by changes in interest rates in the future despite any interest rate swaps the Company then might have in effect.

Sensitivities

        In evaluating the effects of changes in metals and commodities prices, foreign currency exchange rates and interest rates on its business and operations, the Company uses a sensitivity analysis as its primary analytical technique to evaluate the hypothetical effect that certain market risks may have on future earnings and cash flows. Each analysis assumes simultaneous changes or variations in each rate or price which is intended to quantify the impact of such changes on the Company’s earnings, cash flows, and fair values of assets and liabilities during a one-year period while holding all other factors constant except for each of the particular items of exposure which is varied. The range of changes used for the purpose of this analysis reflects the Company’s view of changes that are reasonably possible over a one-year period. Fair values are the present value of projected future cash flows based on market rates and prices chosen.

        As noted above, the Company’s financial results are sensitive to, among other things, changes in prices for nickel and other metals, commodities prices, the Canadian/U.S. dollar exchange rate, and interest rates. The financial results are also affected by changes in the Indonesian Rupiah/U.S. dollar exchange rate, but to a lesser extent as PT Inco’s revenues and many of its expenses are denominated in U.S. dollars. The following table indicates the approximate full-year impact on net earnings per Common Share, based on planned 2003 deliveries of Inco-source metals and after taking into consideration the principal derivative instrument positions as of December 31, 2002, of the hypothetical changes shown for each of the Company’s principal market risk exposures, and the after-tax impact of the changes indicated on the Company’s market risk sensitive instruments:

Sensitivities	Change in Amount	Impact on Basic Earnings per Common Share	After-tax Impact on Market Risk Sensitive Instruments

Realized prices for:
Nickel	$ 880 per tonne	$ 0.54	$ 3 million
Copper	220 per tonne	0.09	—
Cobalt	2,205 per tonne	0.01	—
Platinum	50 per troy ounce	0.01	2 million
Palladium	50 per troy ounce	0.03	1 million
Fuel oil	10 per tonne	0.007	1 million
Natural gas	0.10 per MM BTU	0.002	—
U.S. $1.00 per Cdn. dollar	1 cent	0.11	—
U.S. $1.00 per Rupiah (per thousa	1 cent	0.01	—

        The changes in realized prices noted above reflect approximately 12 per cent of the value of nickel, 14 per cent of the value of copper, 15 per cent of the value of cobalt, eight per cent of the value of platinum, 21 per cent of the value of palladium, five per cent of the value of fuel oil and one per cent of the value of natural gas at the end of 2002. In respect of foreign currency/U.S. dollar sensitivities, the changes in the value of the foreign currencies shown reflect approximately two per cent of the value of the U.S. dollar relative to the Canadian dollar and nine per cent of the value of the U.S. dollar relative to the Indonesian Rupiah at the end of 2002.

        The comparable figures for 2002, based upon the Company’s expected production levels for 2002 and its derivative instrument positions as at December 31, 2001, were as follows:

Sensitivities	Change in Amount	Impact on Basic Earnings per Common Share	After-tax Impact on Market Risk Sensitive Instruments

Realized prices for:
Nickel	$ 880 per tonne	$ 0.60	$ 6 million
Copper	220 per tonne	0.09	—
Cobalt	2,205 per tonne	0.01	—
Platinum	50 per troy ounce	0.02	1 million
Palladium	50 per troy ounce	0.03	1 million
Fuel oil	10 per tonne	0.003	1 million
Natural gas	0.10 per MM BTU	0.002	—
U.S. $1.00 per Cdn. dollar	1 cent	0.09	—
U.S. $1.00 per Rupiah (per thousand)	1 cent	0.009	—

        In this second table, the changes in price realizations reflect approximately 16 per cent of the value of nickel, 15 per cent of the value of copper, 14 per cent of the value of cobalt, 10 per cent of the value of platinum, 11 per cent of the value of palladium, nine per cent of the value of fuel oil and four per cent of the value of natural gas at the end of 2001. In respect of foreign currency/U.S. dollar sensitivities, the changes in the value of the foreign currencies shown reflect approximately two per cent of the value of the U.S. dollar relative to the Canadian dollar and 10 per cent of the value of the U.S. dollar relative to the Indonesian Rupiah at the end of 2001.

        The hypothetical changes in the prices and rates shown in both of the above tables were selected based upon what the Company believes reflect reasonably possible near-term changes in such prices and rates, given historical trends and other factors.

Risk of Non-Performance Associated with Derivative Contracts

        The Company is exposed to credit risk in the event of non-performance by counterparties in connection with its derivative instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk but mitigates such credit risk by dealing only with, based upon its analysis and other data, financially sound counterparties and, accordingly, does not anticipate loss for non-performance. There is no substantial concentration of credit risk resulting from these instruments.

        The Company’s hedging activities are intended to mitigate the effect of adverse movements in the price of certain metals, fuel oil, interest rates and foreign currency exchange rates for a period of time in the future. Although hedging transactions may protect the Company against adverse movements in such prices or rates, they may also limit the price, interest rate or foreign currency exchange rate that the Company receives on hedged transactions, resulting in the Company foregoing potential realization of additional revenue.

Forward-Looking Statements

        The estimated impact of changes in the price of various metals and other commodities, foreign currency exchange rates and interest rates included in the foregoing market risk discussion are forward-looking statements as defined in the U.S. Securities and Exchange Act of 1934. The actual impact of such changes is likely to differ, and may differ materially, from the estimates included in this discussion. Such estimates are based on a number of assumptions which may prove incorrect, including, but not limited to, assumptions about the relevant commodity, currency and credit markets, including markets in Indonesia and other countries in the Far East and Europe. In addition, these estimates do not take into account the collateral effects of the events causing the changes in the price of the various metals, foreign currency exchange rates and interest rates. The estimates provided should not be considered projections of future events or results.

Item 8.    Financial Statements and Supplementary Data

Auditors’ Report

To the Shareholders of Inco Limited:

We have audited the consolidated balance sheet of Inco Limited as at December 31, 2002, 2001 and 2000 and the consolidated statements of earnings, retained earnings (deficit) and cash flows for the years then ended. In addition, we have audited Schedule VIII – Valuation Accounts and Reserves under Item 8 of this Report. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. In addition, in our opinion, Schedule VIII – Valuation Accounts and Reserves presents fairly, in all material respects, the financial information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Ontario

February 4, 2003

Consolidated Statement of Earnings

Year ended December 31 (in millions of United States dollars except per share amounts)	2002	2001	2000

Net sales (Note 18)	$2,161	$2,066	$2,917

Costs and operating expenses (income)
Cost of sales and operating expenses	1,377	1,414	1,774
Depreciation and depletion	255	263	265
Selling, general and administrative	136	111	105
Research and development	17	20	22
Exploration	24	23	23
Currency translation adjustments	5	(39)	(15)
Asset impairment charges (Note 3)	2,415	—	—
Goro project suspension costs (Note 4)	25	—	—

Total costs and operating expenses	4,254	1,792	2,174

Operating earnings (loss)	(2,093)	274	743
Interest expense	50	56	83
Other income, net (Note 5)	(40)	(13)	(10)

Earnings (loss) before income and mining taxes and minority interest	(2,103)	231	670
Income and mining taxes (Note 6)	(639)	(84)	226

Earnings (loss) before minority interest	(1,464)	315	444
Minority interest	17	10	44

Net earnings (loss)	(1,481)	305	400
Dividends on preferred shares (Note 14)	(26)	(26)	(26)

Accretion of LYON Notes (Note 13)	(4)	(3)	—

Net earnings (loss) applicable to common shares	$(1,511)	$276	$374

Net earnings (loss) per common share (Note 7)
Basic	$(8.27)	$1.52	$2.06
Diluted	$(8.27)	$1.49	$1.89

Consolidated Statement of Retained Earnings (Deficit)

Year ended December 31 (in millions of United States dollars)	2002	2001	2000

Retained earnings at beginning of year	$1,194	$918	$544
Net earnings (loss)	(1,481)	305	400
Preferred dividends	(26)	(26)	(26)
Accretion of LYON Notes	(4)	(3)	—

Retained earnings (deficit) at end of year	$(317)	$1,194	$918

The Notes to Consolidated Financial Statements below are an integral part of these statements.

Consolidated Balance Sheet

December 31 (in millions of United States dollars)	2002	2001	2000

ASSETS
Current assets
Cash and marketable securities (Notes 19 and 21)	$1,087	$306	$193
Accounts receivable	251	277	310
Inventories (Note 8)	576	500	520
Other (Note 6)	73	44	33

Total current assets	1,987	1,127	1,056
Property, plant and equipment (Note 9)	6,345	8,217	8,352
Deferred charges and other assets (Notes 11 and 19)	208	243	268

Total assets	$8,540	$9,587	$9,676

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year (Notes 10 and 19)	$97	$81	$78
Accounts payable	338	132	163
Accrued payrolls and benefits	118	107	106
Other accrued liabilities	210	189	159
Income and mining taxes payable	167	58	185

Total current liabilities	930	567	691
Deferred credits and other liabilities
Long-term debt (Notes 10 and 19)	1,546	759	952
Deferred income and mining taxes (Note 6)	1,364	2,117	2,401
Post-retirement benefits (Note 11)	475	451	469
Future removal and site restoration costs (Note 12)	52	49	47
Minority interest	368	350	334

Total liabilities	4,735	4,293	4,894

Commitments and contingencies (Note 20)
Shareholders' equity
LYON notes (Note 13)	238	231	—

Preferred shares (Note 14)	472	472	472

Common shareholders' equity
Common shares issued and outstanding 183,238,351
(2001 - 182,192,732; 2000 - 181,807,214) (Notes 16 and 17)	2,771	2,756	2,751
Warrants (Note 15)	62	62	62
Contributed surplus (Note 15)	559	559	559
Retained earnings (deficit)	(317)	1,194	918

	3,075	4,571	4,290

Contingently issuable equity (Notes 14 and 16)	20	20	20

Total shareholders' equity	3,805	5,294	4,782

Total liabilities and shareholders' equity	$8,540	$9,587	$9,676

The Notes to Consolidated Financial Statements below are an integral part of these statements.

Consolidated Statement of Cash Flows

Year ended December 31 (in millions of United States dollars)	2002	2001	2000

Operating activities
Earnings (loss) before minority interest	$(1,464)	$315	$444
Charges (credits) not affecting cash
Depreciation and depletion	255	263	265
Deferred income and mining taxes	(745)	(126)	23
Asset impairment charges (Note 3)	2,415	—	—
Goro project suspension costs (Note 4)	25	—	—
Other	15	(45)	(81)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(8)	88	8
Inventories	(77)	20	(48)
Accounts payable and accrued liabilities	98	(10)	38
Income and mining taxes payable	106	(125)	185
Other	(21)	(20)	8

Net cash provided by operating activities	599	360	842

Investing activities
Capital expenditures	(600)	(263)	(227)
Other	(9)	2	10

Net cash used for investing activities	(609)	(261)	(217)

Financing activities
Long-term borrowings	884	2	82
Repayments of long-term debt	(81)	(192)	(396)
Notes issued	—	226	—
Common shares issued	15	5	4
Class VBN shares redeemed	—	—	(133)
Preferred dividends paid	(26)	(26)	(26)
Dividends paid to minority interest	(1)	(1)	(1)

Net cash provided by (used for) financing activities	791	14	(470)

Increase in cash and marketable securities	781	113	155
Cash and marketable securities at beginning of year	306	193	38

Cash and marketable securities
at end of year (Notes 19 and 21)	$1,087	$306	$193

The Notes to Consolidated Financial Statements below are an integral part of these statements.

Notes to Consolidated Financial Statements

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1. Summary of significant accounting policies

        The consolidated financial statements of Inco Limited (“Inco”) and its subsidiaries (referred to as “we”, “us” and “our”) are prepared in accordance with Canadian generally accepted accounting principles (GAAP), consistently applied, which, in our case, conform in all material respects with United States GAAP except as explained in Note 22.

      Principles of consolidation

        The financial statements of entities which are directly or indirectly controlled by Inco, referred to as subsidiaries, are consolidated. Entities which are not controlled and over which Inco has the ability to exercise significant influence, referred to as affiliates, are accounted for using the equity method. Investments in other entities are accounted for using the cost method.

      Estimates

        Financial statements prepared in accordance with Canadian and United States GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Translation of consolidated financial statements into United States dollars

        These consolidated financial statements are expressed in United States dollars. Monetary assets and liabilities are translated into United States dollars using year-end rates of exchange. All other assets and liabilities are translated at applicable historical rates of exchange or at rates established by related forward currency contracts. Revenues, expenses and certain costs are translated at monthly average exchange rates except for inventoried costs, depreciation and depletion which are translated at historical rates. Realized exchange gains and losses and currency translation adjustments are included in earnings.

        Cash and marketable securities

        Cash and marketable securities comprise cash, time deposits and other interest-bearing instruments with original maturity dates less than three months.

      Inventories

        Inventories are stated at the lower of cost and net realizable value. Cost for metals is mainly average production or purchase cost, and for supplies is average purchase cost.

        Property, plant and equipment

        Property, plant and equipment are stated at cost. Such cost, in the case of mines and undeveloped properties, represents related acquisition and development expenditures. Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance the development, construction or expansion of significant mineral properties and facilities. When the net carrying value of an item of property, plant and equipment, less its related provision for future removal and site restoration costs and deferred income and mining taxes, exceeds the estimated undiscounted future net cash flows together with its residual value, the excess is charged to earnings. Estimates of future cash flows are subject to risks and uncertainties.

      Revenue recognition

        Revenue is recorded when title passes to the customer. The passing of title is based on terms of the contract, which is generally upon shipment. Revenue is generally recognized based on the monthly average of prevailing commodity prices according to the terms of the contracts. Prices used for provisionally priced shipments are based on London Metal Exchange (LME) prices prevailing at the time of shipment and are adjusted to actual prices at the time of final settlement.

      Exploration

        Exploration expenditures are expensed as incurred except in areas currently under development, where production is probable, or in areas under feasibility study, where there is production potential, in which case they are capitalized and amortized using the unit-of-production method.

      Depreciation and depletion

        Depreciation is calculated using the straight-line method and, for the nickel operations in Indonesia, the unit-of-production method, and is based on the estimated economic lives of property, plant and equipment. Such lives are generally limited to a maximum of 20 years. Depletion is calculated by a method which allocates mineral property acquisition and mine development costs rateably to the tonnes of ore mined.

      Environmental expenditures

        The operations have been, and may in the future be, affected from time to time in varying degrees by changes in environmental laws and regulations, including those for future removal and site restoration costs. Both the likelihood of future regulations and their overall effect upon us vary greatly from country to country and are not predictable. Our policy is to meet or, if possible, surpass environmental standards set by relevant legislation, by the application of technically proven and economically feasible measures.

        Environmental expenditures that relate to ongoing environmental and reclamation programs are charged to earnings as incurred or capitalized and depreciated depending on their future economic benefits. Estimated future removal and site restoration costs are charged to earnings on a straight-line basis over the estimated remaining life of the related business operation. Actual removal and site restoration expenditures are charged to the related liability.

        Income and mining taxes

        Income and mining taxes comprise the provision (relief) for taxes actually paid or payable (received or receivable) and deferred taxes. Deferred income and mining taxes are computed using the asset and liability method whereby deferred income and mining tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred income and mining tax assets and liabilities are computed using current foreign currency exchange rates and using income tax rates in effect when the temporary differences are expected to reverse. The effect on deferred income and mining tax assets and liabilities of a change in tax rates is recognized in earnings in the period of substantial enactment. The provision or relief for deferred income and mining taxes is based on the changes in deferred income and mining tax assets and liabilities during the period.

        Investment tax credits are accounted for by the cost reduction method whereby investment tax credits related to the acquisition of assets are deferred and recognized in earnings as the related assets are depreciated, while those related to research and development expenses are included in earnings.

        Financial instruments and commodities contracts

        Forward, option and swap contracts are periodically used to hedge the effect of exchange rate changes on our future local currency requirements. In addition, forward, option and swap contracts are used to hedge the effect of price changes on a portion of the metals we sell. Fuel oil swap contracts are used to hedge the effect of price changes in respect of a portion of our energy requirements in Indonesia. Gains and losses on these contracts are deferred and recognized as a component of the related transaction. Interest rate swaps are used to hedge interest rate risk exposure. Amounts receivable or payable related to the swaps are recorded in interest expense concurrently with the interest expense of the underlying debt. We also purchase and sell foreign currencies and metals by using forward contracts which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings.

      Post-retirement benefits

        The cost of providing benefits through defined benefit pensions and post-retirement benefits other than pensions is actuarially determined and recognized in earnings using the projected benefit method prorated on service. Differences arising from plan amendments, changes in assumptions and experience gains and losses are recognized in earnings over the expected average remaining service life of employees. The cost of providing benefits through defined contribution pension plans is charged to earnings in the period in respect of which contributions become payable.

      Stock compensation plans

        Cash received from employees upon exercise of options to purchase Common Shares is credited to then issued and outstanding Common Shares. In respect of Common Share appreciation rights, compensation expense is determined and accrued over the vesting period of the options based on the excess of the quoted market value of the respective shares over the exercise price.

      Net earnings (loss) per Common Share

        Basic earnings (loss) per Common Share is computed by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of common shares issued and outstanding for the relevant period. Diluted earnings (loss) per Common Share is computed by dividing net earnings applicable to Common Shares, as adjusted for the effects of dilutive convertible securities, by the sum of the weighted-average number of Common Shares issued and outstanding and all additional Common Shares that would have been outstanding if potentially dilutive Common Shares had been issued.

Note 2. Changes in accounting policies

    (a)        Foreign currency translation

        Effective January 1, 2002, we adopted a new standard of the Canadian Institute of Chartered Accountants (CICA) in respect of foreign currency translation that eliminated the deferral and amortization of currency translation adjustments related to long-term monetary items with a fixed and ascertainable life. There was no significant impact on our results of operations or financial condition as a result of the adoption of this standard.

      (b)       Earnings Per Share

        Effective January 1, 2001, we adopted, retroactively, as a change in accounting policy, a new accounting standard of the CICA in respect of earnings per share. This new standard, which is consistent with United States GAAP, changes the method in which diluted earnings per share are calculated. The effect of adopting this new standard was to decrease diluted earnings per share by eight cents in 2000.

      (c)       Interim Financial Statements

        Effective January 1, 2001, we adopted, retroactively, a new accounting standard of the CICA in respect of interim financial statements. As a consequence, we changed our accounting policy, for interim reporting purposes only, in connection with the timing of recognizing the costs associated with the planned annual shutdown of operations for maintenance. Previously, these costs were expensed evenly over the year whereas under the new standard such costs are expensed in the period in which they are incurred. Certain quarterly comparative figures for 2000 have been restated in connection with the retroactive adoption of this new accounting standard.

    (d)        Stock-based compensation

        Effective January 1, 2001, we adopted, retroactively, a new accounting standard of the CICA in respect of stock-based compensation and other stock-based payments. The standard requires either the recognition of a compensation expense for grants of stock, stock options and other equity instruments to employees, based on the estimated fair value of the instrument at the grant date, or, alternatively, the disclosure of pro forma net earnings and earnings per share data, as if stock-based compensation had been recognized in earnings. As we elected to disclose pro forma net earnings and earnings per share data there was no effect of adopting this change in accounting on our results of operations and financial position.

Note 3. Asset impairment charges

        On June 11, 2002, we announced that we would be undertaking a review of the net carrying value of our Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of that project to proceed. We had noted on a number of occasions in our public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which we utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including our best assessment of the expected cash flows from the project, how the development of Voisey’s Bay, taking into account the agreements which have been reached, fits within our overall long-term development plans and updated mining and other cost assumptions. As a result of this review, we recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002 to reduce the $3,753 million net carrying value of the Voisey’s Bay project to $2,201 million. In 2000, as a result of a change in Canadian GAAP, the deferred income and mining tax liability associated with Voisey’s Bay was increased by $2,222 million and the carrying value of Voisey’s Bay was also increased by this same amount.

        In addition, we recorded a non-cash charge of $61 million, net of income and mining taxes of $15 million, in the second quarter of 2002 to reduce the carrying values of certain plant, equipment and other assets to their estimated net recoverable amounts based on an evaluation of their recoverability. The principal component of this charge related to capitalized exploration and development costs of the Victor Deep exploration project at our Ontario operations that, as a result of the development of the deposits covered by our Voisey’s Bay projects, would probably not be put into production. The balance of this charge consisted primarily of reductions to certain redundant plant, equipment and non-core assets as well as an additional provision for losses relating to certain receivables and other assets arising from our commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002. In the first quarter of 2002, we recorded a non-cash asset impairment charge of $13 million, net of income and mining taxes of $4 million, for losses associated with certain receivables and other assets as a result of this bankruptcy filing.

Note 4. Goro project suspension costs

        In early September 2002, the Goro project experienced temporary labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, a decision was made to curtail certain activities at the project’s site to enable us, contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. Over the September–November 2002 period, a number of procedures were put in place as part of a phased resumption of certain of the project activities that had been curtailed. During this period, we also initiated an update of the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, project schedule and organization. Work on certain critical parts of the project, including engineering, continued during this update process.

        On December 5, 2002, we announced that we would be undertaking a comprehensive review of the Goro project. This action had been based upon information from the project’s principal firms providing project engineering, procurement and construction management services that we had received that, if confirmed, would indicate an increase in the capital cost for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, we recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge comprised $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency hedging gains of $37 million on certain forward currency contracts. These contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their expected deferral as a result of the review being undertaken. The overall project review process is still in its preliminary stages given its planned scope. We do not currently expect to be in a position to report on the results of this review, including an updated capital cost estimate for the project and project schedule, and the additional effect, if any, that this review could have on our results of operations and financial condition, until at least the end of the second quarter or early in the third quarter of 2003.

Note 5. Other income, net

        Other income, net is comprised of the following:

Year ended December 31	2002	2001	2000

Interest income	$27	$14	$7
Gains from sales of securities	5	—	9
Other, net	8	(1)	(6)

Other income, net	$40	$13	$10

Note 6. Income and mining taxes

        The provision (relief) for income and mining taxes was as follows:

Year ended December 31	2002	2001	2000

Current taxes
Canadian	$129	$26	$188
Foreign	(10)	18	21

	119	44	209

Deferred taxes
Canadian	(776)	(145)	(31)
Foreign	18	17	48

	(758)	(128)	17

Income and mining taxes	$(639)	$(84)	$226

        Earnings (loss) before income and mining taxes and minority interest, by geographic source, were as follows:

Year ended December 31	2002	2001	2000

Canada	$(2,066)	$144	$392
Foreign	(37)	87	278

	$(2,103)	$231	$670

        The reconciliation between the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rate was as follows:

Year ended December 31	2002		2001		2000

Provision (relief)
Combined Canadian federal-provincial statutory income tax rate	(39	.9)%	40.6%		41.5%
Resource and depletion allowances	(1.2)		(10.2)		(8.7)

Adjusted income tax rate	(41.1)		30.4		32.8
Mining taxes	0.9		7.5		8.9

	(40.2)		37.9		41.7
Currency translation adjustments	0.4		0.5		1.6
Foreign tax rate differences	1.4		(4.3)		(5.1)
Effect of tax rate changes on deferred taxes	—		(74.8)		(10.0)
Effect of asset impairment charges	7.6		—		—
Other	0.4		4.3		5.5

Effective income and mining tax rate	(30	.4)%	(36	.4)%	33.7%

        Deferred income and mining tax liabilities and assets consisted of the following:

December 31	2002	2001	2000

Liabilities:
Property, plant and equipment	$1,523	$2,247	$2,562
Post-retirement benefits	35	29	24
Other	6	3	2

	1,564	2,279	2,588

Assets:
Accounting provisions not currently deductible for tax	167	157	182
Tax loss carryforwards	48	53	17
Other	9	5	5

	224	215	204
Valuation allowance	(24)	(53)	(17)

	200	162	187

Net deferred income and mining tax liability	$1,364	$2,117	$2,401

        At December 31, 2002, other current assets included current deferred income and mining taxes of $51 million (2001 – $39 million; 2000 – $29 million).

        Deferred income and mining taxes have not been provided on the undistributed earnings of foreign subsidiaries, which are considered to be reinvested indefinitely outside of Canada.

        In connection with the Goro project in New Caledonia, Goro Nickel S.A. has secured a tax holiday which became effective during 2001. Following the construction period, the tax holiday comprises a 15-year income tax exemption commencing in the first year in which commercial production is achieved, as defined by the applicable legislation, followed by a five-year, 50 per cent tax holiday.

Note 7. Net earnings (loss) per Common Share

        The computation of basic and diluted earnings (loss) per share was as follows:

Year ended December 31	2002	2001	2000 (Restated)

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$(1,481)	$305	$400
Dividends on preferred shares	(26)	(26)	(26)
Accretion of LYON Notes	(4)	(3)	—

Net earnings (loss) applicable to common shares	$(1,511)	$276	$374

Denominator:
Weighted-average common shares outstanding (thousands)	182,830	182,074	181,727

Basic earnings (loss) per common share	$(8.27)	$1.52	$2.06

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$(1,511)	$276	$374
Dilutive effect of:
Convertible debentures	—	6	13

Net earnings (loss) applicable to common shares, assuming dilution $	(1,511)	$282	$387

Denominator:
Weighted-average common shares outstanding (thousands)	182,830	182,074	181,727
Dilutive effect of:
Class VBN shares	—	—	12,397
Convertible debentures	—	5,750	9,931
Stock options	—	868	1,089

Weighted-average common shares outstanding, assuming dilution	182,830	188,692	205,144

Diluted earnings (loss) per common share	$(8.27)	$1.49	$1.89

        In 2002, debentures convertible into 9,705,111 Common Shares (2001 – 4,180,601; 2000 – nil), options on 7,476,506 Common Shares (2001 – 5,261,534; 2000 – 4,082,534), Preferred Shares convertible into 11,277,868 Common Shares (2001 – 11,277,987; 2000 – 11,278,017) and Warrants exercisable for 11,023,497 Common Shares (2001 – 11,021,947; 2000 – 10,997,903) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

Note 8. Inventories

        Inventories consisted of the following:

December 31	2002	2001	2000

Finished and in-process metals	$510	$435	$450
Supplies	66	65	70

	$576	$500	$520

Note 9. Property, plant and equipment

        Property, plant and equipment consisted of the following:

December 31	2002	2001	2000

Mines and mining plants	$2,745	$2,682	$2,646
Processing facilities	3,281	3,169	3,176
Voisey's Bay project	3,338	5,532	5,647
Goro project	637	180	96
Other	595	604	575

Total property, plant and equipment, at cost	10,596	12,167	12,140

Accumulated depreciation	3,095	2,874	2,780
Accumulated depletion	1,156	1,076	1,008

Total accumulated depreciation and depletion	4,251	3,950	3,788

Property, plant and equipment, net	$6,345	$8,217	$8,352

        We review and evaluate our property, plant and equipment and other assets for impairment when events or changes in economic and other circumstances indicate that the carrying value of such assets may not be recoverable. The net recoverable value of a capital asset is calculated by estimating undiscounted future net cash flows from the asset together with the asset’s residual value. Future net cash flows are developed using assumptions that reflect our planned course of action for an asset given our best estimate of the most probable set of economic conditions.

        Evaluation of the future cash flows from major development projects such as the Voisey’s Bay and Goro projects entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metals prices, estimates of the ultimate size of the deposits, ore grades and recoverability, timing of commercial production, commercial viability of new technological processes, production volumes, operating and capital costs, and foreign currency exchange rates. Inherent in these assumptions are significant risks and uncertainties.

        At December 31, 2002, the net carrying value of property, plant and equipment under construction or development not subject to depreciation or depletion was $4,109 million (2001 – $5,761 million; 2000 – $5,929 million). Capitalized interest costs included in capital expenditures were $27 million in 2002 (2001 – $13 million; 2000 – $15 million).

        Effective January 1, 2003, we will adopt a new accounting standard of the CICA in respect of the impairment or disposal of long-lived assets, which substantially conforms to United States GAAP. We have determined that there will be no significant impact on our results of operations or financial condition as a result of the adoption of this standard.

Note 10. Long-term debt

        Long-term debt consisted of the following (weighted-average interest rates, where applicable, and repayment periods at December 31, 2002 are shown in parentheses):

December 31	2002	2001	2000

Inco Limited
5.75% Convertible Debentures (2004)(a)	$173	$173	$173
7.75% Convertible Debentures (2003 - 2016)(b)	151	160	160
15.75% Sterling Unsecured Loan Stock (2006)(c)	45	45	45
7.75% Notes (2012) (d)	400	—	—
9.6% Debentures (2022)(e)	159	159	159
7.20% Debentures (2032) (f)	400	—	—
9.875% Debentures (g)	—	—	91
Bank credit facilities (h)	—	—	34
PT International Nickel Indonesia Tbk
Loan facilities (2.9%) (2003 - 2006)(i)	269	292	356
Other
Other (8.0%) (2003-2031)	46	11	12

	1,643	840	1,030
Long-term debt due within one year	97	81	78

	$1,546	$759	$952

    (a)        The 5.75 per cent Convertible Debentures, which are listed on the New York Stock Exchange, are convertible, at the option of the holders, into Common Shares, at a conversion price of U.S.$30 per share. The Debentures are redeemable, at our option, commencing in 1999 at an initial premium of 2.875 per cent, declining annually to redemption at par in 2004.

    (b)        The 7.75 per cent Convertible Debentures, which are listed on the New York Stock Exchange, are convertible, at the option of the holders, into Common Shares at a conversion price of U.S.$38.25 per share. The Debentures are redeemable, at our option, in 1999 at a premium of 1.55 per cent, declining annually to redemption at par in 2001 and thereafter.

    (c)        The 15.75 per cent Sterling Unsecured Loan Stock is redeemable in 2006 in sterling or, at the option of the holders, in U.S. dollars at a fixed exchange rate of one pound sterling to $1.98.

    (d)        On May 13, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.75% Notes due 2012. The Notes, which are listed on the New York Stock Exchange, are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Notes and the sum of the present values of the remaining scheduled payments of principal and interest.

    (e)        The 9.6 per cent Debentures are redeemable, at our option, commencing in 2002 at an initial premium of 4.8 per cent, declining annually to redemption at par in 2012 and thereafter. The interest payments under the Debentures were swapped in exchange for a floating rate of 3.05 per cent over LIBOR.

    (f)        On September 23, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.20% Debentures due 2032. The Debentures, which are listed on the New York Stock Exchange, are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Debentures and the sum of the present values of the remaining scheduled payments of principal and interest.

    (g)        The 9.875 per cent Debentures were redeemable, at our option, commencing in 1999 at an initial premium of 3.638 per cent, declining annually to 0.364 per cent in 2008 and at par thereafter. The Debentures were redeemed in June 2001.

    (h)        We maintain committed bank credit facilities aggregating $675 million at December 31, 2002, including one facility entered into by one of our United States subsidiaries. These facilities are provided by a group of banks under separate agreements, the terms of which are substantially the same. Except for three facilities totalling $100 million in commitments, the facilities include revolving commitments of from 364 days to up to five years. The other three facilities totalling $100 million in commitments have only revolving periods which expire either in June 2005 or June 2006. The revolving period of each of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The revolving periods for the facilities currently expire on dates ranging from June 4, 2003 to June 5, 2007, with $288 million of these facilities expiring on June 4, 2003.

        Each facility provides that, so long as advances are outstanding, we will be required to maintain a Tangible Net Worth, as defined, of not less than $1,500 million and a ratio of Consolidated Indebtedness to Tangible Net Worth, as defined, not to exceed 50:50. At December 31, 2002, taking into account the asset impairment charges relating to the reduction in the carrying value of the Voisey’s Bay project and certain other assets and the charge for the Goro project suspension costs referred to above, the Tangible Net Worth was $3,309 million and the ratio of Consolidated Indebtedness to Tangible Net Worth was 31:69.

    (i)        Our 59 per cent-owned subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), had outstanding at December 31, 2002 loan facilities aggregating $269 million consisting of a $183 million expansion loan (2001 – $236 million; 2000 – $288 million); a $44 million loan (2001 – $56 million; 2000 – $68 million) and a $42 million loan (2001 – $nil million; 2000 – $nil million). All loans under the loan facilities are repayable in 13 equal semi-annual instalments commencing March 31, 2000. The expansion loan and the $44 million loan bear interest, when drawn, at 7/8 per cent over LIBOR in the first five years and one per cent over LIBOR in the last five years. The $42 million loan bears interest at 1 1/2 per cent over LIBOR. As security for these loans, PT Inco has assigned and pledged certain of its cash and marketable securities, sales agreements, service agreements and insurance policies.

        Interest expense on long-term debt for the years 2002, 2001 and 2000 was $53 million, $54 million and $76 million, respectively. The average effective interest rate on long-term debt at December 31, 2002 was 6.4 per cent. Approximately 27 per cent of long-term debt bears interest at rates that are subject to periodic adjustments based on market interest rates. Approximately 98 per cent of long-term debt is effectively payable in U.S. dollars.

        At December 31, 2002, long-term debt maturities and sinking fund requirements for each of the five years through 2007 were: 2003 – $97 million; 2004 – $263 million; 2005 – $89 million; 2006 – $95 million; 2007 – $10 million.

Note 11. Post-retirement benefits

        Our pension plans cover essentially all employees and provide certain health care and life insurance benefits for retired employees.

        The change in the funded status of post-retirement defined benefit plans was as follows:

	Pension benefits			Post-retirement benefits other than pensions

Year ended December 31	2002	2001	2000	2002	2001	2000

Change in post-retirement benefits obligation
Obligation at beginning of year	$2,031	$2,101	$2,001	$581	$561	$561
Service cost	27	27	29	6	6	6
Interest cost	140	138	138	41	39	38
Plan amendments	10	—	52	—	—	—
Changes in assumptions	69	—	—	68	29	—
Actuarial losses	18	28	104	9	10	1
Benefits paid	(150)	(142)	(154)	(32)	(31)	(29)
Currency translation adjustments	27	(121)	(69)	4	(33)	(16)

Obligation at end of year	$2,172	$2,031	$2,101	$677	$581	$561

Change in pension plan assets
Fair value of plan assets at beginning of year	$1,507	$1,731	$1,833
Actual return on plan assets	(91)	(54)	55
Employer contributions	67	60	57
Benefits paid	(138)	(136)	(155)
Currency translation adjustments	22	(94)	(59)

Fair value of plan assets at end of year	$1,367	$1,507	$1,731

Unfunded status of plans at end of year	$(805)	$(524)	(370)	$(677)	$(581)	$(561)
Unrecognized actuarial and investment losses	864	562	362	173	101	73
Unrecognized prior service costs	67	70	93	—	—	—

Net post-retirement benefits asset

(liability) at end of year	$126	$108	$85	$(504)	$(480)	$(488)

        The net post-retirement benefits asset (liability) is reflected in the Consolidated Balance Sheet as follows:

	Pension benefits			Post-retirement benefits other than pensions

December 31	2002	2001	2000	2002	2001	2000

Deferred charges and other assets	$138	$120	$97	$—	$—	$—
Accrued payrolls and benefits	(12)	(12)	(12)	(29)	(29)	(19)
Post-retirement benefits	—	—	—	(475)	(451)	(469)

Net post-retirement benefits asset (liability)	$126	$108	$85	$(504)	$(480)	$(488)

        Post-retirement benefits expense included the following components:

	Pension benefits				Post-retirement benefits other than pensions

Year ended December 31	2002	2001	2000	2002	2001	2000

Service cost	$27	$27	$29	$6	$6	$6
Interest cost	140	138	138	41	39	38
Expected return on plan assets	(152)	(150)	(146)	—	—	—
Amortization of actuarial and investment losses	35	17	9	6	4	3
Amortization of unrecognized prior service costs	13	18	24	—	—	—

Defined benefit pension and post-retirement
benefits other than pensions expense	63	50	54	53	49	47
Defined contribution pension expense	4	4	4	—	—	—

Post-retirement benefits expense	$67	$54	$58	$53	$49	$47

        The weighted-average assumptions used in the determination of the post-retirement benefits expense and obligation were as follows:

	Pension benefits			Post-retirement benefits other than pensions

Year ended December 31	2002	2001	2000	2002	2001	2000

Discount rate	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Expected return on plan assets	9.0%	9.0%	9.0%
Rate of compensation increase	3.0%	3.0%	3.0%

        Effective December 31, 2002, the assumption for the discount rate used to determine the pension benefits obligation was changed to 6.5 per cent. Effective January 1, 2003, the assumption for the expected return on plan assets was changed to 8.5 per cent.

        The composite health care cost trend rate used in measuring post-retirement benefits other than pensions was assumed to begin at eight per cent, gradually declining to five per cent by 2006 and remaining at that level thereafter.

        The projected pension benefits obligation and fair value of plan assets for pension plans with accumulated benefits obligations in excess of plan assets were as follows:

Pension benefits

December 31	2002	2001	2000

Projected benefits obligation	$2,172	$1,940	$1,947
Fair value of plan assets	1,367	1,415	1,562

Unfunded status	$(805)	$(525)	$(385)

        A one per cent change in the assumed composite health care cost trend rate would have the following effects:

	Post-retirement benefits other than pensions

	1% Increase	1% Decrease

Effect on accumulated benefits obligation	$ 100	$ (80)
Effect on net periodic expense	7	(6)

Note 12. Future removal and site restoration costs

        The estimation of future removal and site restoration costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in many cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Typical closure and progressive rehabilitation activities include, where applicable, demolition of buildings, removal of underground equipment, sealing of mine openings, treatment to reduce or prevent acid generation from stockpiled waste materials such as tailings, general clean-up activities aimed at returning the area to an environmentally acceptable condition, and post-closure care and maintenance.

        In accordance with environmental regulations adopted by the Province of Ontario in 1991, we developed rehabilitation and site restoration plans associated with the eventual closure of our operations in that province. Three closure plans were filed by the end of 1997, having previously received approval from the Province of Ontario for the consolidation of our operating mines and properties in that province into 15 sites for purposes of closure plans, and the remaining 12 closure plans were filed by the end of 1998. As a result of provincial regulatory changes which became effective in 2000, the plans were refiled to meet these changes in 2001. We have continued to develop future tailings disposal and water management alternatives to accommodate up to approximately 40 years of future production. We believe that cost-effective tailings disposal alternatives exist within the ongoing operating activities of the Sudbury operations which would limit site restoration at closure to a care and maintenance activity, thus significantly reducing the costs of such site restoration.

        In accordance with environmental regulations adopted by the Province of Manitoba in 1999, we are in the process of developing reclamation plans associated with the eventual closure of operations in that province. We submitted two reclamation plans for our mines and processing facilities in 2000, two plans in 2001 and the remaining plans will be submitted in 2003, even though it is highly unlikely that we would have any intentions of closing our operations at that time. We have continued to develop future tailings disposal and water management alternatives. The ongoing operating procedures associated with these alternatives limit site restoration to a care and maintenance activity after the operations are closed.

        Closure plans for the proposed mine and mill facilities were prepared and submitted in 1998 in connection with the environmental review process of the Voisey’s Bay project in the Province of Newfoundland and Labrador. Closure plans were prepared and submitted in 2001 in connection with the bankable feasibility study for the Goro project in New Caledonia.

        We follow a policy of progressive rehabilitation at our Indonesian operations whereby land disturbed by mining activities is revegetated on an ongoing basis. Based on an independent feasibility study, the expansion of facilities in Sorowako meets or surpasses current standards in Indonesia and Canada for containment of contaminant discharges to air, water and land.

        Closure plans are in the process of being prepared for the surface facilities in the United States and the United Kingdom. However, based on currently available information, there are no required significant site restoration activities associated with these facilities.

        Substantial removal and site restoration costs are incurred on an ongoing basis which will significantly reduce future removal and site restoration costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and revegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, aggregated $13 million in 2002, $12 million in 2001 and $7 million in 2000 and are included in cost of sales and operating expenses. Capital expenditures on environmental projects were $ 9 million in 2002, $17 million in 2001 and $10 million in 2000.

        Although the ultimate amount to be incurred is uncertain, the total liability for future removal and site restoration costs in respect of worldwide operations, to be incurred primarily after cessation of operations, is estimated to be approximately $415 million at December 31, 2002. In recognition of this future liability, starting in 1995 we have annually provided an accounting provision of $10 million for future removal and site restoration costs, which is included in cost of sales and operating expenses. This amount is based upon the estimated remaining lives of the applicable ore reserves and facilities and is in addition to ongoing operating and capital expenditures. The estimate of the total liability for future removal and site restoration costs has been developed from independent environmental studies including an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance with presently enacted laws, regulations and existing industry standards. The total liability for future removal and site restoration costs represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provision.

        As of December 31, 2002, we had outstanding surety bonds in the amount of $17 million to secure a portion of our closure costs.

        In view of the uncertainties concerning environmental remediation, the ultimate cost of future removal and site restoration could differ materially from the estimated amounts provided. The estimate of the total liability for future removal and site restoration costs is subject to change based on amendments to laws and regulations and as new information concerning our operations becomes available. Future changes, if any, to the estimated total liability as a result of amended requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Environmental laws and regulations are continually evolving in all regions in which we operate. We are not able to determine the impact, if any, of environmental laws and regulations that may be enacted in the future on our results of operations or financial position due to the uncertainty surrounding the ultimate form that such future laws and regulations may take.

Note 13. LYON Notes

        On March 29, 2001, we issued and sold, on a bought deal basis, zero-coupon convertible notes (“LYON Notes”), representing an aggregate principal amount at maturity of $438 million, which are due and payable March 29, 2021, for net cash proceeds of $226 million. No interest is payable on the LYON Notes prior to maturity except in connection with any term or condition where the holder receives the then accreted value of the LYON Notes.

        The LYON Notes are convertible, at the option of the holder, at any time on or prior to their maturity date into Common Shares at a fixed conversion rate of 26.5530 Common Shares per LYON Note, representing an initial conversion price of $19.76 per share, with such conversion rate and price being subject to certain anti-dilution adjustment provisions. Holders of LYON Notes also have a special conversion right, exercisable on March 29 in 2007, 2011 and 2016, giving such holders the right to convert the then accreted value of their LYON Notes into Common Shares based upon the then market price for such shares. The LYON Notes are also subject to redemption at our option on or after March 29, 2007 at their then accreted value.

        We have the right, subject to certain conditions, in connection with the exercise by a holder of such conversion or special conversion rights, to pay such holders cash, in whole or in part, in lieu of Common Shares. We also have the right, subject to certain conditions, in connection with any redemption or certain purchases of the LYON Notes, to pay the redemption or purchase price in Common Shares, based upon the then market price thereof, or in cash or any combination of Common Shares and cash. We are required to offer to purchase the LYON Notes if there is a change in control of Inco, as defined in the Trust Indenture dated as of March 29, 2001 between Inco and The Bank of New York, as Trustee, occurring before March 29, 2007.

        The LYON Notes accrete over the 20-year term of the LYON Notes to their value at maturity through periodic after-tax charges to retained earnings. The LYON Notes are not dilutive for purposes of calculating diluted earnings per share based on our right to and current intention that we will eventually meet the redemption and conversion terms of these Notes in cash.

        Changes in the LYON Notes were as follows:

Amount

December 31, 2000	$ —
LYON notes issued	226
Accretion of LYON Notes	5

December 31, 2001	231
Accretion of LYON Notes	7

December 31, 2002	$ 238

Note 14. Preferred Shares

        We are authorized to issue 45,000,000 Preferred Shares with no par value, which are issuable in series for a maximum consideration of Cdn.$1,500 million or its equivalent in other currencies.

Preferred Shares Series E

        On August 21, 1996, we issued 9,424,657 5.5 per cent Convertible Redeemable Preferred Shares Series E (“Preferred Shares Series E”), with an issue price of $50 per share, for an aggregate face value of $471 million as partial consideration for the acquisition of Diamond Fields Resources Inc. (“Diamond Fields”). The Preferred Shares Series E have an annual cumulative dividend of 5.5 per cent payable in U.S. dollars or the equivalent in Canadian dollars. The Preferred Shares Series E are convertible at any time into Common Shares at a conversion rate, subject to certain adjustments in the event of stock splits, stock dividends, certain exchange or tender offers and certain fundamental corporate changes, of 1.19474 Common Shares for each Preferred Share Series E and are redeemable at our option after five years at an initial premium of 2.75 per cent, declining annually to 0.55 per cent in 2005, and are subject to mandatory redemption at the $50 issue price (or the equivalent in Canadian dollars at the option of the holder), together with all then accrued and unpaid dividends, on August 21, 2006. We have the right, subject to certain exceptions, to satisfy the optional or mandatory redemption price payable by issuing Common Shares based upon a formula equivalent to 95 per cent of a weighted-average trading price for the Common Shares over a 20-day period ending five days prior to the particular redemption date. The Preferred Shares Series E have general voting rights on the basis, subject to certain adjustments in the event of certain fundamental corporate changes, of one vote per share and have a separate series vote in the event of certain fundamental changes which require a series vote under applicable corporate laws. The Preferred Shares Series E also have a right to elect two Directors in the event that, and so long as, cumulative quarterly dividends on the series are in arrears for six or more quarters.

        Contingently issuable equity includes Preferred Shares Series E contingently issuable upon exercise of stock options held by former employees of Diamond Fields, which are exercisable through to December 13, 2003.

        Changes in the Preferred Shares Series E were as follows:

	Number of shares	Amount

December 31, 1999	9,430,628	$471
Shares converted to Common Shares	(3)	—
Shares issued upon exercise of former Diamond Fields' stock options	9,100	1

December 31, 2000	9,439,725	472
Shares converted to Common Shares	(25)	—

December 31, 2001	9,439,700	472
Shares converted to Common Shares	(100)	—

December 31, 2002	9,439,600	$472

Note 15. Class VBN Shares and Warrants

        On August 21, 1996, we issued 25,892,469 Class VBN Shares valued at $753 million as partial consideration for the acquisition of Diamond Fields. The Class VBN Shares issued represented a separate class of equity shares which were intended to reflect an interest, aggregating approximately 25 per cent, in the financial performance of the Voisey’s Bay project and all future discoveries in Labrador with respect to which Voisey’s Bay Nickel Company Limited (VBNC), formerly a 75 per cent-owned subsidiary of Diamond Fields and now our wholly-owned subsidiary, has the right to explore and develop. Accordingly, the Class VBN Shares were intended to provide holders with a financial return based on the performance of VBNC and not any of our other subsidiaries, divisions or operations.

        Effective December 14, 2000, pursuant to amendments to the terms of the Class VBN Shares approved at the special shareholders’ meeting held on November 28, 2000, we redeemed each of the Class VBN Shares for Cdn.$7.50 cash (or the equivalent in U.S. dollars) and a fraction, 0.45, of a Common Share purchase warrant (a “Warrant”) having an exercise price, for each whole Warrant, of Cdn.$30.00 (or the equivalent in U.S. dollars) for the purchase of one Common Share at any time on or before August 21, 2006. The exercise price and/or the number and kind of securities issuable on the exercise of the Warrants are subject to adjustment in certain events, as set forth in the Warrant Agreement dated as of December 1, 2000 among Inco, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively, covering the issuance of the Warrants. These adjustments include, among others, certain changes in our capital structure such as any subdivision or consolidation of Common Shares, stock dividends or other distributions, the consolidation, amalgamation or merger of Inco with another company, or the transfer of all or substantially all of our assets.

        The excess of the carrying value of the Class VBN Shares over the cash redemption price and associated expenses, net of taxes, totalled $621 million, of which $62 million was allocated to the Warrants and $559 million was allocated to contributed surplus. The Class VBN Shares were eliminated from our authorized share capital by the requisite shareholder vote in April 2001.

        Changes in the Class VBN Shares were as follows:

	Number of shares	Amount

December 31, 1999	25,911,718	$753

Shares issued upon exercise of former Diamond Fields' stock options	25,000	1

Shares redeemed	(25,936,718)	(754)

December 31, 2000, 2001 and 2002	—	$—

        Changes in the Warrants were as follows:

	Number of warrants	Amount

December 31, 1999	—	$—
Warrants issued	10,997,903	62

December 31, 2000	10,997,903	62
Warrants issued	26,987	—
Warrants exercised	(2,943)	—

December 31, 2001	11,021,947	62
Warrants issued	1,782	—
Warrants exercised	(232)	—

December 31,2002	11,023,497	$62

Note 16. Common shares

        We are authorized to issue an unlimited number of Common Shares without nominal or par value.

        Changes in the Common Shares were as follows:

	Number of shares	Amount

December 31, 1999	181,569,141	$2,747
Options exercised	182,370	2
Shares issued on conversion of Preferred Shares Series E	3	—
Shares issued upon exercise of former Diamond Fields' stock options	55,700	2

December 31, 2000	181,807,214	2,751
Options exercised	367,350	5
Shares issued under incentive plans	15,196	—
Shares issued on conversion of Preferred Shares Series E	29	—
Shares issued on exercise of Warrants	2,943	—

December 31, 2001	182,192,732	2,756
Options exercised	1,012,635	14
Shares issued under incentive plans	32,633	1
Shares issued on conversion of Preferred Shares Series E	119	—
Shares issued on exercise of Warrants	232	—

December 31, 2002	183,238,351	$2,771

        Contingently issuable equity includes Common Shares contingently issuable upon exercise of stock options held by former employees of Diamond Fields, which are exercisable through to December 13, 2003.

        In September 1998, our Board of Directors, given the expiration of a shareholder rights plan which had been implemented in October 1988, adopted a new shareholder rights plan that took effect on October 3, 1998. This new plan, set forth in a Rights Plan Agreement entered into between Inco and CIBC Mellon Trust Company, as Rights Agent, is designed to (i) encourage the fair and equal treatment of shareholders in connection with any bid for control by providing them with more time than the minimum statutory period during which such bid must remain open in order to fully consider their options, and (ii) provide the Board of Directors with additional time, if appropriate, to pursue other alternatives to maximize shareholder value.

        The new plan, amended in certain respects by the Board of Directors in February 1999, was approved by shareholders at the 1999 Annual and Special Meeting of Shareholders and will remain in effect until October 2008 subject to reconfirmation of such plan, as may be further amended, by holders of the voting securities at the annual meeting of shareholders to be held in April 2005. The following represents a summary of some of the key terms of the plan.

        The rights issued under the plan will initially attach to and trade with the Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of the 7.75 per cent Convertible Debentures, 5.75 per cent Convertible Debentures, LYON Notes and Preferred Shares Series E and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.

        The rights will separate from the Common Shares (“Separation Time”) and be transferable, trade separately from the Common Shares and become exercisable only when a person acquires, or announces their intention to acquire, beneficial ownership of 20 per cent or more of (i) the then outstanding Voting Securities (defined to include the Common Shares and Preferred Shares Series E), or (ii) the then outstanding Common Shares alone, in either case without complying with the “permitted bid” provisions of the plan (as summarized below), or without the approval of the Board of Directors. Should such an acquisition occur, each right would entitle its holder, other than the acquiring person or persons related to or acting jointly or in concert with such person, to purchase additional Common Shares at a 50 per cent discount to the then current market price. The acquisition by any person (an “Acquiring Person”) of 20 per cent or more of the Common Shares or Voting Securities, other than by way of a permitted bid, is referred to as a “Flip-in-Event”. Any rights held by an Acquiring Person will become void upon the occurrence of a Flip-in-Event.

        A “permitted bid” is a bid made to all holders of the outstanding Voting Securities that is open for at least 60 days. If, at the end of such 60-day period, more than 50 per cent of the then outstanding Common Shares, other than those securities owned by the party making the bid and certain related persons, have been tendered, such party may take up and pay for the Common Shares but must extend the bid for a further 10 business days to allow other shareholders to tender, thus providing shareholders who had not tendered to the bid with enough time to tender to the bid once it is clear that a majority of Common Shares have been tendered.

        Under this plan, we can (i) waive our application to enable a particular takeover bid to proceed, in which case the plan will be deemed to have been waived with respect to any other takeover bid made prior to the expiry of any bid subject to such waiver or (ii) with the prior approval of the holders of Voting Securities or rights, redeem the rights for nominal consideration at any time prior to a Flip-in-Event.

Note 17. Stock compensation plans

        The stock option plans authorize the granting of options to key employees to purchase Common Shares at prices not less than 100 per cent of their market value on the day the option is granted. The 2001 plan, which replaced the 1997 plan and has a term of five years, authorized the granting of options to purchase up to 6,000,000 Common Shares. The Non-Employee Director Share Option Plan, which came into effect in April 2002 and has a term of five years, authorized the granting of options to the non-employee members of our board of directors to purchase up to 300,000 Common Shares. The stock option plans provide that no shares subject to any options granted shall be purchasable after 10 years from the date of grant and also include an anti-dilution provision to protect the option-holder in the event of stock splits or other significant capital changes.

        At December 31, 2002, outstanding options for 3,011,200 Common Shares, as amended for the anti-dilution adjustment, also carry share appreciation rights (“SARs”). These SARs entitle an optionee, in lieu of exercising an option to purchase Common Shares, to surrender all or a portion of the related option in exchange for an amount equal to the difference between the then market price per share and the exercise price per share specified in the stock option, multiplied by the number of shares covered by the stock option, or portion thereof so surrendered. We may elect to deliver Common Shares, cash, or a combination of Common Shares and cash, equal in value to such difference. Compensation expense in respect of SARs for the years 2002, 2001 and 2000 was $7 million, $nil and $nil, respectively.

        One-half of stock options granted are exercisable on or after six months from the grant date, with the remaining options exercisable on or after 18 months from the grant date.

        Pursuant to our long-term incentive plans (LTIPs), awards in the form of Common Shares are made to certain key employees subject to transfer, sale and encumbrance restrictions for a three-year period from the date of the award. In the year ended December 31, 2002, 32,633 Common Shares were awarded in respect of LTIPs (2001 – 15,196; 2000 – nil).

        Changes in Common Share options outstanding are summarized as follows:

	Number of Common Shares

Year ended December 31	2002	2001	2000

Outstanding at beginning of year	7,729,634	6,977,984	6,320,418
Options granted	1,377,000	1,272,500	1,123,700
Options exercised	(1,140,700)	(427,350)	(267,500)
Options terminated	(489,428)	(93,500)	(198,634)

Outstanding at end of year	7,476,506	7,729,634	6,977,984

Available for grant at December 31	4,928,250	6,000,000	1,305,300

Exercisable at December 31	6,765,756	7,095,134	6,464,734

        Changes in the weighted-average exercise price of Common Share options are summarized as follows:

	Weighted-average exercise price

Year ended December 31	2002	2001	2000

Outstanding at beginning of year	$21.49	$21.83	$22.37
Options granted	17.80	16.96	17.94
Options exercised	(14.11)	(12.47)	(12.51)
Options terminated	(29.43)	(26.17)	(29.62)

Outstanding at end of year	$21.42	$21.49	$21.83

        The following table summarizes information about Common Share options outstanding at December 31, 2002.

	Common Share Options Outstanding			Common Share Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2002	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable at December 31, 2002	Weighted-average exercise price
$ 11-16	1,548,300	5.4	$ 13.69	1,548,300	$ 13.69
17-24	3,487,850	8.0	17.74	2,777,100	17.70
25-37	2,440,356	3.2	31.57	2,440,356	31.57
$ 11-37	7,476,506	5.9	$ 21.42	6,765,756	$ 21.78

        The expiration dates of Common Share options outstanding at December 31, 2002 ranged from April 21, 2003 to April 18, 2012. At December 31, 2002, there were 315 employees participating in the Common Share option plans.

        Changes in Class VBN Share options outstanding are summarized as follows:

Number of Class VBN Shares

Year ended December 31	2000

Outstanding at beginning of year	238,000
Options granted	3,500
Options terminated	(241,500)

Outstanding at end of year	—

Available for grant at December 31	—

Exercisable at December 31	—

        In December 2000, pursuant to the terms of the 1997 plan, all outstanding Class VBN Share options totalling 171,500 were terminated in connection with the redemption of the Class VBN Shares and exchanged for 100,700 Common Share options.

        The intrinsic value method is used to account for stock options. Had we elected to recognize the cost of stock-based compensation based on the estimated fair value of stock options granted, net earnings (loss) would have been as follows:

Year ended December 31	2002	2001	2000

Pro forma net earnings (loss)	$ (1,486)	$ 301	$ 396

Pro forma basic earnings (loss) per common share	$ (8.29)	$ 1.49	$ 2.03

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31	2002	2001	2000

Stock price at grant date	$ 17.62	$ 16.96	$ 18.16
Exercise price	$ 17.62	$ 16.96	$ 18.16
Weighted-average fair value of
options granted during the year	$ 5.92	$ 6.24	$ 6.66
Expected life of options (years)	3	3	3
Expected stock price volatility	44.1%	47.3%	43.5%
Expected dividend yield	—%	—%	—%

Risk-free interest rate	3.6%	4.8%	6.8%

        Effective January 1, 2003, we will adopt, the fair value method of accounting for stock-based compensation. This change in accounting, which will be adopted prospectively, is expected to decrease net earnings by $3 million for the year ending December 31, 2003.

Note 18. Nature of operations and segment information

        We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario and Manitoba, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for development projects which include the Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project in the French Overseas Territory of New Caledonia.

        Net sales to customers by product were as follows:

Year ended December 31	2002	2001	2000

Primary nickel	$1,654	$1,488	$2,336
Copper	184	195	225
Precious metals	238	292	249
Cobalt	24	34	42
Other	61	57	65

	$2,161	$2,066	$2,917

        Net sales to customers include sales at market prices to affiliates in Taiwan and South Korea aggregating $346 million in 2002, $245 million in 2001 and $556 million in 2000. No single non-affiliated customer accounted for more than 10 per cent of total sales in 2002, 2001 or 2000. At December 31, 2002, accounts receivable included amounts due from affiliates of $19 million (2001 – $23 million; 2000 – $57 million).

Data by operating segments

	Finished products			Intermediates			Development Projects			Eliminations			Total

Year ended December 31	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

Net sales to customers	$2,096	2,007	2,836	$ 65	59	81	$ —	—	—	$ —	—	—	$2,161	2,066	2,917
Intersegment sales	—	—	—	256	237	321	—	—	—	(256)	(237)	(321)	—	—	—

Net sales	$2,096	2,007	2,836	$ 321	296	402	$ —	—	—	$(256)	(237)	(321)	$2,161	2,066	2,917

Segment operating
earnings (loss)	$ 308	255	636	$ 53	34	151	$(2,353)	(6)	(7)	$(10)	15	5	$(2,002)	298	785

Currency translation adjustments													5	(39)	(15)
Corporate selling, general and administrative expenses													86	63	57

Operating earnings (loss)													(2,093)	274	743
Interest expense													50	56	83
Other income, net													(40)	(13)	(10)

Earnings (loss) before income and mining taxes and minority interest													$(2,103)	231	670

Depreciation and depletion	$ 184	190	196	$ 71	73	68	$ —	—	1	$ —	—	—	$ 255	263	265

Capital expenditures	$ 132	141	144	$ 42	29	33	$ 426	93	50	$ —	—	—	$ 600	263	227

Identifiable assets at December 31	$2,100	2,111	2,335	$ 1,217	1,230	1,301	$ 4,011	5,730	5,757	$ (15)	(5)	(20)	$ 7,313	9,066	9,373

Other assets													1,227	521	303

Total assets at December 31													$8,540	9,587	9,676

        Other assets, which are not allocated to operating segments, consist of corporate assets, principally cash and marketable securities, investments, deferred charges, pension assets and certain receivables.

Data by geographic location

	Net sales to customers year ended December 31			Property, plant and equipment at December 31

	2002	2001	2000	2002	2001	2000

Canada	$ 80	$ 55	$ 55	$4,569	$6,864	$7,034

United States	667	698	938	22	23	24
United Kingdom	443	520	624	24	34	35
Indonesia	65	59	81	1,067	1,071	1,117
New Caledonia	--	--	--	635	196	113
Japan	313	285	450	18	18	21
Other	593	449	769	10	11	8

Total foreign	2,081	2,011	2,862	1,776	1,353	1,318

Total	$2,161	$2,066	$2,917	$6,345	$8,217	$8,352

        Net sales to customers by geographic location are based on the location in which the sale originated.

Note 19. Financial instruments and commodities contracts

        The carrying values for all financial instruments and commodities contracts approximated fair values with the following exceptions:

December 31	2002			2001			2000

	Carryin	g	Fair	Carryin	g	Fair	Carryin	g	Fair
	value		value	value		value	value		value

Financial assets:
Cash and marketable securities	$1,087		$1,087	$306		$307	$193		$195
Deferred charges and other assets	208		226	243		221	268		249
Financial liabilities:
Long-term debt including amount due
within one year	1,643		1,686	840		832	1,030		1,016
Derivatives:
LME forward nickel contracts	—		7	—		1	—		(3)
Nickel put options	—		—	—		—	—		5
Palladium fixed price swaps	—		10	—		21	—		(10)
Platinum fixed price swaps	—		(3)	—		3	—		—
Fuel oil swaps	—		3	—		(2)	—		—
Forward currency contracts	—		62	—		(4)	—		1
Interest rate swap	—		8	—		(4)	—		—

        The fair value of financial instruments at December 31 is based on relevant market information and the contractual terms of the applicable instrument or contract. The fair value of cash and marketable securities and investments, including debt securities (both available-for-sale and held-to-maturity investments) and equity investments, is based on market prices at the reporting date for those or similar investments. The fair value of long-term debt, nickel put options, palladium swaps, platinum swaps and the interest rate swap are estimated based on market prices. The fair value of LME forward nickel, fuel oil swaps, forward currency and currency call option contracts generally reflect the estimated amounts that we would receive (pay) to terminate such contracts at the reporting date, thereby taking into account the current unrealized gains or losses in respect of open contracts.

        In general, we do not use derivative instruments to hedge our exposure to fluctuating nickel prices. We do enter into LME forward sales and/or purchase contracts to hedge our exposure to changes in the prices of purchased intermediate and finished nickel and of Inco-source nickel to be delivered to customers at fixed prices three or more months in the future. At December 31, 2002, we had outstanding LME forward contracts to purchase 8,064 tonnes of nickel during 2003 to 2005 at prices ranging from $4,535 to $7,457 per tonne ($2.06 to $3.38 per pound) and LME forward contracts to sell 2,856 tonnes of nickel during 2003 at prices ranging from $6,435 to $7,591 per tonne ($2.92 to $3.44 per pound).

        Depending on market conditions, we enter into precious metals contracts with various financial counterparties. These contracts are intended to provide certain minimum price realizations in respect of a portion of our future production. At December 31, 2002, we had outstanding swap contracts to exchange payments on 24,720 troy ounces of palladium during 2003 and 2005. Under the swap contracts, we receive fixed prices ranging from $295 to $830 per troy ounce and pay a floating price. At December 31, 2002, we had outstanding swap contracts to exchange payments on 69,660 troy ounces of platinum during 2003 and 2004. Under the swap contracts, we receive fixed prices ranging from $500 to $575 per troy ounce and pay a floating price.

        We use fuel oil swap contracts to hedge the effect of energy price changes in respect of a portion of our energy requirements in Indonesia. Under these contracts, we receive or make payments based on the difference between a fixed and a floating price for fuel oil. At December 31, 2002, there were swap contracts with financial institutions to exchange payments on 120,000 tonnes of fuel oil in 2003 and 2004. Under the swap contracts, we pay fixed prices averaging $121.68 per tonne and receive a floating price.

        At December 31, 2002, we had outstanding forward currency contracts to purchase Aus.$390 million, 273 million euros and Cdn.$20 million at average exchange rates of $0.519, $0.883 and $0.643, respectively, during 2003 and 2004. The purpose of these contracts is to hedge a portion of the future construction costs of the planned production facilities for the Goro project in New Caledonia. As discussed in Note 4, a portion of the unrealized gains in the amount of $37 million was recorded as income due to forward currency contracts in the amount of Aus.$223 million and 130 million euros that became ineffective due to the deferral of a portion of the originally planned expenditures for this project. These contracts were subsequently closed out in early January 2003.

        At December 31, 2002, we had an interest rate swap intended to manage the entire amount of the interest rate risk associated with our 9.6% Debentures due 2022. Under the swap, we receive a fixed rate of interest of 9.6 per cent and pay a floating rate at 3.05 per cent over LIBOR. The counterparty to the swap holds a call option giving it the right to cancel the swap commencing in 2002 at an initial premium of 4.8 per cent, declining annually to redemption at par in 2012 and thereafter.

        We are exposed to credit risk in the event of non-performance by counterparties in connection with our derivative contracts. We do not obtain collateral or other security to support derivative instruments subject to credit risk but mitigate this risk by dealing only with financially sound counterparties and, accordingly, do not anticipate loss for non-performance. There is no substantial concentration of credit risk resulting from these contracts.

        We had a limited recourse liability in respect of the sale of undivided interests in certain accounts receivable in the amount of $34 million at December 31, 2002.

        Effective January 1, 2004, we will adopt new accounting guidelines issued by the CICA in respect of hedging relationships. We have determined that there will be no significant impact on our results of operations or financial condition as a result of the adoption of these guidelines.

Note 20. Commitments and contingencies

      (a) Commitments

        The following table summarizes as of December 31, 2002 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2003	2004	2005	2006	2007	Ther	eafter

Purchase obligations	$133	$152	$3	$—	$—	$—
Operating leases	22	17	12	9	5	2
Other	1	1	1	2	3	82

Total	$156	$170	$16	$11	$8	$84

      (b) Contingencies

        In the course of our operations, we are subject to environmental and other claims and legal proceedings. We do not believe that any such pending claims or proceedings will significantly impair our operations or have a material adverse effect on our financial position.

Note 21. Supplemental information

        Supplemental information in connection with the Consolidated Statement of Cash Flows follows:

Year ended December 31	2002	2001	2000

Interest paid, net of capitalized interest	$38	$61	$87

Income and mining taxes paid (refunded), net	$(9)	$190	$38

Cash	$36	$21	$11
Marketable securities	1,051	285	182

Cash and marketable securities	$1,087	$306	$193

Note 22. Significant differences between Canadian and United States GAAP

        Our consolidated financial statements are prepared in accordance with Canadian GAAP. The most significant differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for asset impairment, post-retirement benefits, our LYON Notes, derivative instruments, investments, and reporting of comprehensive income.

        The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Year ended December 31	2002	2001	2000

Net earnings (loss) - Canadian GAAP	$(1,481)	$305	$400
Increased asset impairment charges (a)	(779)	—	—

Increased post-retirement benefits expense (b)	(23)	(22)	(22)
Increased interest expense (c)	(9)	(11)	—
Unrealized net gain (loss) on derivative instruments (d)	5	(4)	—
Taxes on United States GAAP differences	168	15	9
Net earnings (loss) - United States GAAP	$(2,119)	$283	$387

Other comprehensive income (loss) (f):
Unrealized net loss on derivatives designated
as cash flow hedges at January 1, 2001 (d)	—	(4)	—
Reclassification to earnings of net loss (gain) on
derivatives designated as cash flow hedges (d)	(19)	4	—
Changes in fair value of derivatives designated
as cash flow hedges (d)	26	23	—
Unrealized gains (losses) on long-term investments (e)	17	(3)	(7)
Unrealized gains (losses) on marketable securities (e)	—	(1)	2
Long-term investments reclassifications (e)	24	—	—
Marketable securities reclassifications (e)	(1)	—	—
Minimum additional pension liability adjustment (b)	(318)	(180)	(155)
Taxes on other comprehensive income (loss)	102	56	65

Other comprehensive loss - United States GAAP (f)	(169)	(105)	(95)

Comprehensive income (loss) - United States GAAP (f)	$(2,288)	$178	$292

Net earnings (loss) per share - United States GAAP (g)
Basic	$(11.73)	$1.41	$1.99
Diluted	$(11.73)	$1.39	$1.82

    (a)        Asset impairment charges

        Under United States GAAP, when the net carrying value of a long-lived asset exceeds the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its fair value is charged to earnings. In addition, financing costs are excluded from the evaluation of a long-lived asset for impairment purposes under United States GAAP whereas such costs are included under Canadian GAAP. For United States reporting purposes, the non-cash asset impairment charges would have been $2,172 million, net of deferred income and mining taxes of $928 million, in respect of the reduction in the carrying value of the Voisey’s Bay project and $62 million, net of income and mining taxes of $15 million, in respect of the reduction in the carrying value of certain plant, equipment and other assets. Fair value was estimated using discounted probability-weighted expected net cash flows and a risk-free interest rate. For United States segment reporting purposes, pre-tax charges of $3,100 million and $77 million would be included in the development projects and finished products segments, respectively.

    (b)        Post-retirement benefits

United States accounting standards for post-retirement benefits are set forth in Statement of Financial Accounting Standards (SFAS) No. 87, No. 88, No. 106 and No. 132.

        Effective January 1, 2000, we adopted a new accounting standard of the CICA in respect of employee future benefits for Canadian reporting purposes. This new standard is substantially identical to United States accounting standards for post-retirement benefits. For Canadian reporting purposes, the excess of the net actuarial gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets is amortized over the expected average remaining service life of employees. For United States reporting purposes, we continue to amortize all actuarial gains and losses systematically over the expected average remaining service life of employees.

        United States GAAP also require the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a reduction in accumulated other comprehensive income. At December 31, 2002, the minimum additional pension liability would have been $900 million (2001 – $582 million; 2000 – $423 million) and the intangible pension asset would have been $67 million (2001 – $67 million; 2000 – $88 million), resulting in a $523 million reduction, after taxes, (2001 – $309 million; 2000 – $194 million) in accumulated other comprehensive income.

      (c) LYON Notes

        Under Canadian GAAP, the LYON Notes are classified as an equity instrument. The LYON Notes accrete over the 20-year term of the LYON Notes to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the LYON Notes would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense. For United States GAAP, the LYON Notes would be classified as current debt in the 12–month periods in advance of their special conversion dates and as long–term debt during the remainder of their 20–year term.

      (d) Derivative instruments

        Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under these new standards, all derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value. A derivative must be designated in a hedging relationship in order to qualify for hedge accounting. These new standards include a determination of what portions of hedges are deemed to be effective versus ineffective within the meaning of such standards. In general, a hedging relationship is effective when a change in the fair value of the derivative is offset by an equal and opposite change in the fair value of the underlying hedged item. In accordance with these new standards, effectiveness tests are performed in order to assess effectiveness and quantify ineffectiveness for all designated hedges. At December 31, 2001, we had outstanding fair value hedges and cash flow hedges as defined by these standards. A fair value hedge is a hedge of the change in the fair value of an asset, liability or firm commitment. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. A cash flow hedge is a hedge of the exposure in variability in expected future cash flows that is attributable to a particular risk such as a forecasted purchase or sale. If a derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of the derivatives designated as hedges are recognized in earnings.

        LME forward nickel contracts are used to hedge the effect of fluctuations in the price of nickel with respect to sales of Inco-source nickel to customers for delivery three or more months in the future. These LME forward nickel contracts have been designated as fair value hedges in connection with firm sale commitments. For the year ended December 31, 2002, a gain of $0.2 million, before taxes, ($0.1 million after taxes) was credited to net sales due to the ineffectiveness of such outstanding fair value hedges and a loss of $0.1 million was credited to other income, net due to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2002, we had an interest rate swap intended to manage the interest rate risk associated with a portion of our fixed-rate debt, which has been designated as a fair value hedge. The interest rate swap changes our exposure to interest rate risk by effectively converting a portion of our fixed-rate debt to a floating rate.

        Depending on market conditions, we enter into precious metals fixed price swap contracts and nickel option contracts with various financial counterparties who must meet certain established criteria. These contracts, which have been designated as cash flow hedges, are intended to provide certain minimum price realizations in respect of a portion of forecasted sales. In addition, we have entered into forward currency contracts to hedge a portion of the future construction costs of our planned production facilities in New Caledonia that will be denominated in currencies other than the U.S. dollar. For the year ended December 31, 2002, we recognized a net gain of $1.2 million, before taxes, ($0.7 million after taxes) in other income, net which represented the total ineffectiveness of our outstanding cash flow hedges. A gain of $39 million, including $2 million with respect to the reclassification of comprehensive income, was credited to the charge for Goro project suspension costs due to hedged forecasted cash flows no longer qualifying as a cash flow value hedge. At December 31, 2002, $29 million, before taxes, ($17 million after taxes) of deferred net gains on derivative instruments recorded in other comprehensive income are expected to be reclassified to net sales during the next 12 months. The maximum term over which cash flows are hedged is 36 months.

        We also purchase and sell metals, fuel oil and foreign currencies which have not been specifically identified as hedges in accordance with SFAS No. 133. With respect to metals, we use forward contracts to manage the price risk associated with copper, gold and purchases of nickel and copper from third parties to meet our customers’ requirements. With respect to fuel oil, we use swaps to manage the cost of a portion of our energy requirements in Indonesia. With respect to foreign currencies, by virtue of our international operations, we conduct business in a number of foreign currencies other than the U.S. dollar. Our primary exchange risk is to changes in the value of the Canadian dollar, the currency in which a substantial portion of our costs are incurred, relative to the U.S. dollar. The impact of this risk is reduced by entering into forward contracts and foreign currency options which typically do not extend beyond one year. At December 31, 2002, an unrealized net loss of $3 million, before taxes, ($2 million after taxes) was charged to other income, net in respect of derivative instruments which were not specifically designated as hedges.

        The adoption of these new accounting standards on January 1, 2001 did not result in a cumulative effect of an accounting change.

      (e) Investments

        United States accounting standards for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income. At December 31, 2002, deferred charges and other assets would have increased by $19 million (2001 – decrease of $22 million; 2000 – decrease of $19 million), cash and marketable securities would have increased by $nil million (2001 – $1 million; 2000 – $2 million) and accumulated other comprehensive loss would have decreased by $19 million (2001 – increase of $21 million; 2000 – increase of $17 million).

      (f) Comprehensive income

        United States accounting standards for reporting comprehensive income are set forth in SFAS No. 130. Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments, derivative instruments and certain foreign currency translation gains and losses.

    (g)        Earnings (loss) per share

        The computation of basic and diluted earnings (loss) per share under United States GAAP was as follows:

Year ended December 31	2002	2001	2000

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$(2,119)	$283	$387
Dividends on preferred shares	(26)	(26)	(26)

Net earnings (loss) applicable to common shares	$(2,145)	$257	$361

Denominator:
Weighted-average common shares outstanding (thousands)	182,830	182,074	181,727

Basic earnings (loss) per common share	$(11.73)	$1.41	$1.99

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$(2,145)	$257	$361
Dilutive effect of:

Convertible debentures	--	6	13

Net earnings (loss) applicable to common shares, assuming dilution $	(2,145)	$263	$374

Denominator:
Weighted-average common shares outstanding (thousands)	182,830	182,074	181,727
Dilutive effect of:
Class VBN shares	—	—	12,397
Convertible debentures	—	5,750	9,931
Stock options	—	868	1,089

Weighted-average common shares outstanding, assuming dilution	182,830	188,692	205,144

Diluted earnings (loss) per common share	$(11.73)	$1.39	$1.82

        In 2002, debentures convertible into 9,705,111 Common Shares (2001 – 4,180,601; 2000 – nil), options on 7,476,506 Common Shares (2001 – 5,261,534; 2000 – 4,082,534), Preferred Shares convertible into 11,277,868 Common Shares (2001 – 11,277,987; 2000 – 11,278,017) and Warrants exercisable for 11,023,497 Common Shares (2001 – 11,021,947; 2000 – 10,997,903) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

    (h)        Stock-based compensation

        Effective January 1, 2001, we adopted a new accounting standard of the CICA in respect of stock–based compensation. This new standard is substantially identical to United States GAAP. For further information, reference is made to Note 2(c). Under United States GAAP, had we elected to recognize the cost of our stock-based compensation based on the estimated fair value of stock options granted, results would have been as follows:

Year ended December 31	2002	2001	2000

Pro forma net earnings (loss)	$ (2,124)	$ 279	$ 383
Pro forma basic earnings (loss) per common share	$ (11.76)	$ 1.39	$ 1.96

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions noted in Note 17.

      (i) Preferred shares

        For United States reporting purposes, the Preferred Shares Series E would be excluded from shareholders’ equity in the Consolidated Balance Sheet.

        The following tables compare results reported under Canadian GAAP with those that would have been reported under United States GAAP, together with the cumulative effect on balance sheet accounts. Quarterly results are unaudited.

	Canadian GAAP			United States GAAP

Year ended December 31	2002	2001	2000	2002	2001	2000
	(Restated)			(Restated)
Net earnings (loss)
First quarter	$11	$85	$101	$7	$81	$101
Second quarter	(1,582)	192	154	(2,210)	174	154
Third quarter	91	33	62	88	39	53
Fourth quarter	(1)	(5)	83	(4)	(11)	79

Year	$(1,481)	$305	$400	$(2,119)	$283	$387

Net earnings (loss) per common share
Basic	$(8.27)	$1.52	$2.06	$(11.73)	$1.41	$1.99

Diluted	$(8.27)	$1.49	$1.89	$(11.73)	$1.39	$1.82

	Canadian GAAP			United States GAAP

December 31	2002	2001	2000	2002	2001	2000

Assets:
Cash and marketable securities	$1,087	$306	$193	$1,087	$307	$195
Accounts receivable	251	277	310	289	303	310
Property, plant and equipment	6,345	8,217	8,352	5,566	8,217	8,352
Deferred charges and other assets	208	243	268	141	164	230
Liabilities:
Long-term debt due within one year	97	81	78	97	317	78
Other accrued liabilities	210	189	159	217	194	159
Long-term debt	1,546	759	952	1,781	755	952
Deferred income and mining taxes	1,364	2,117	2,401	882	1,901	2,251
Post-retirement benefits	475	451	469	1,304	957	807
Shareholders' equity:
LYON Notes	238	231	—	—	—	—
Retained earnings (deficit)	(317)	1,194	918	(991)	1,154	897
Accumulated other comprehensive loss	—	—	—	(485)	(316)	(211)

        Changes in retained earnings and accumulated other comprehensive loss under United States GAAP were as follows:

Year ended December 31	2002	2001	2000

Retained earnings at beginning of year	$1,154	$897	$536
Net earnings (loss)	(2,119)	283	387
Preferred dividends	(26)	(26)	(26)

Retained earnings (deficit) at end of year	$(991)	$1,154	$897

Accumulated other comprehensive loss at beginning of year	$(316)	$(211)	$(116)
Other comprehensive loss	(169)	(105)	(95)

Accumulated other comprehensive loss at end of year	$(485)	$(316)	$(211)

Recent Accounting Pronouncements

        Effective December 31, 2002, we have adopted, for United States reporting purposes, Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. The interpretation clarifies the requirements for disclosure of certain types of guarantees. The Interpretation also requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. There was no significant impact on our results of operations or financial condition as a result of the adoption of this interpretation.

        Effective December 31, 2002, we have adopted, for United States reporting purposes, FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51. The interpretation addresses the consolidation of variable interest entities and provides guidance with respect to disclosure. There was no significant impact on our results of operations or financial condition as a result of the adoption of this interpretation.

        Effective January 1, 2002, for United States reporting purposes, we adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment–only approach and, as a result, the amortization of goodwill has ceased. These new standards conform substantially to similar new standards issued by the CICA, which we also adopted in the first quarter of 2002. There was no significant impact on our results of operations or financial condition as a result of the adoption of these standards.

        Effective January 1, 2002, for United States reporting purposes, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. SFAS No. 144 requires that a fair value determination be made for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The initial adoption of the new standard had no significant impact on our results of operations or financial condition.

        Effective July 1, 2002, we adopted, for United States reporting purposes, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carrier and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of the new standard did not have a significant impact on our results of operations or financial condition.

        Effective January 1, 2003, we will adopt, for United States reporting purposes, SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, retirement obligations will be recognized when incurred and recorded as liabilities at fair value. The liability will be accreted over time through periodic charges to earnings. In addition, the asset retirement cost will be capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. The adoption of the new standard will not have a significant impact on our results of operations or financial condition.

        Effective January 1, 2003, we will adopt, for United States reporting purposes, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS

No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard is not expected to have a significant impact on our results of operations or financial condition.

        Effective January 1, 2003, we will adopt, for United States reporting purposes, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we have adopted, for stock options granted in 2003 and in future years, the fair value based method of accounting for our stock-based employee compensation. This change in accounting is expected to decrease net earnings by about $3 million for the year ending December 31, 2003.

SCHEDULE VIII

INCO LIMITED AND SUBSIDIARIES
VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions For Accounts Receivable Written Off	Balance at End of Year
Year Ended December 31, 2002
Allowance for doubtful accounts	$ 3,875	$ 13,619	$ 38	$ 17,456
Year Ended December 31, 2001
Allowance for doubtful accounts	$ 3,886	$ 1,959	$ 1,970	$ 3,875
Year Ended December 31, 2000
Allowance for doubtful accounts	$ 3,968	$ 329	$ 411	$ 3,886

Supplemental Financial Information

Quarterly Financial Information

(in millions of United States dollars except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2002
Net sales	$506	$591	$536	$528	$2,161
Operating earnings (loss)	$42	$(2,300)	$141	$24	$(2,093)
Net earnings (loss)	$11	$(1,582)	$91	$(1)	$(1,481)
Net earnings (loss) per common share
Basic	$0.02	$(8.70)	$0.46	$(0.05)	$(8.27)
Diluted	$0.02	$(8.70)	$0.45	$(0.05)	$(8.27)
2001
Net sales	$586	$583	$434	$463	$2,066
Operating earnings (loss)	$145	$88	$53	$(12)	$274
Net earnings (loss)	$85	$192	$33	$(5)	$305
Net earnings (loss) per common share
Basic	$0.43	$1.01	$0.14	$(0.07)	$1.52
Diluted	$0.42	$0.95	$0.14	$(0.07)	$1.49

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.    Directors and Executive Officers of Inco Limited

        The information under “Election of Directors” in the Company’s Proxy Circular and Statement dated February 10, 2003 (the “2003 Proxy Statement”), filed as Exhibit 99 hereto, is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

Item 11.    Executive Compensation

        The information under “Executive Compensation”, “Report of the Management Resources and Compensation Committee on Executive Compensation” and “Comparative Shareholder Return” in the 2003 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

        The information under “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

Changes in Control

        There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.    Certain Relationships and Related Transactions

      None.

Item 14.    Controls and Procedures

        Within the 90-day period prior to the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed the Company’s disclosure controls and procedures (as such term is defined in Section 240.13a-14(c) and 240.15d-14(c) under the Securities Exchange Act of 1934, as amended) and, based upon such review, concluded that such disclosure controls and procedures were effective and met the requirements thereof.

        Subsequent to the date of the evaluation of the Company’s disclosure controls and procedures referred to above, there have been no significant changes in the Company’s internal controls or other factors that could significantly affect such internal controls.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	List of Financial Statements Included under Item 8 of this Report.
          Auditors' Report
          Consolidated Statement of Earnings
          Consolidated Statement of Retained Earnings
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Notes to Consolidated Financial Statements
Supplementary Financial Information (unaudited)

(a) 2.	List of Financial Statement Schedules included under Item 8 of this Report. Schedule VIII - Valuation accounts and reserves

(a) 3.	Exhibits.

(3) (i)	Articles of Continuance of the Company as amended to April 25, 2001 (incorporated by reference to Exhibit 3(i) and 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

(ii) (a)	General By-law No. 1 of the Company as amended to May 22, 1996 (incorporated by reference to Exhibit 3(ii)(a) to the Company's Annual Report on Form 10-K (File No. 1-1143) for the year ended December 31, 1996).

(b)	Standing Resolution of the Company as amended to April 16, 2002.

(4) (i) (a)	Reference is made to (3)(i) and (ii) above.

(b)	Warrant Agreement dated December 1, 2000 among the Company, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively (incorporated by reference to the Registration Statement on Form F-10 (File No. 333-12748) as filed with the Commission on December 7, 2000).

(c)	Shareholder Rights Plan Agreement dated as of September 14, 1998, as amended and restated as of April 28, 1999, between Inco Limited and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Attachment A to the Company's 1999 Proxy Statement attached as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

(ii)	The Company hereby agrees to furnish to the Commission a copy of any instrument relating to outstanding long-term debt of the Company upon request of the Commission.

(10) (a)	Voisey's Bay Development Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey's Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(i) to the Company's Current Report on Form 8-K dated October 7, 2002).

(b)	Voisey's Bay Industrial and Employment Benefits Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey's Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(ii) to the Company's Current Report on Form 8-K dated October 7, 2002).

(c)	2002 Non-Employee Director Share Option Plan (incorporated by reference to Exhibit B to the Company's 2002 Proxy Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(d)	2001 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the Company's 2001 Proxy Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

(e)	1997 Key Employees Incentive Plan (incorporatedv by reference to Exhibit A to the Company's 1997 Proxy Statement filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

(f)	1993 Key Employees Incentive Plan (incorporated by reference to the Prospectus in Registration Statement No. 33-71298).

(g)	1998 Non-Employee Director Share Ownership Plan as amended to December 4, 2001.

(h)	Forms of two Agreements, each dated as of between March 23, 1998 and December 3, 2002 between certain executive officers of the Company (all executive officers in the case of the form of Agreement referred to in (2) below and S.M. Hand, S.F. Feiner, P.J. Goudie, F.S. Hakimi and P.C. Jones in the case of the form of Agreement referred to in (1) below) and Inco Limited covering severance payments and continuation of certain benefits in the event of (1) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary or (2) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary within two years following a change in control (as defined in such agreements) (incorporated by reference to Exhibit 10(iii)(A) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

(i)	Description of the Company's Management Incentive Plans (incorporated by reference to the first paragraph under "Management Incentive Plans and Other Arrangements with Officers" in the 2003 Proxy Statement).

(21)	Subsidiaries of the Company.

(23)	Consents of Robert A. Horn and Robert C. Osborne, each as a Qualified Person named in this Report pursuant to National Instrument 43-101 issued by the Canadian securities administrators.

(24) (a)	Powers of Attorney.

(b)	Resolution of the Board of Directors.

(99)	2003 Proxy Statement.

(b)	Reports on Form 8-K filed in the fourth quarter of 2002. Current Report on Form 8-K dated October 7, 2002. Current Report on Form 8-K dated December 5, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, on the 20th day of March, 2003.

INCO LIMITED (Registrant) By: (Signed) STUART F. FEINER Stuart F. Feiner, Executive Vice-President, General Counsel & Secretary)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March, 2003.

SIGNATURE	TITLE
(Signed) SCOTT M. HAND	Chairman and Chief Executive
Scott M. Hand	Officer and Director
(Principal Executive Officer)
(Signed) FAROKH S. HAKIMI	Executive Vice-President and
Farokh S. Hakimi	Chief Financial Officer
(Principal Financial Officer)
(Signed) RONALD A. LEHTOVAARA	Vice-President and Comptroller
Ronald A. Lehtovaara	(Principal Accounting Officer)

SIGNATURE	TITLE
*GLEN A. BARTON	Director
(Glen A. Barton)
*ANGUS A. BRUNEAU	Director
(Angus A. Bruneau)
*RONALD C. CAMBRE	Director
(Ronald C. Cambre)
*ELEANOR R. CLITHEROE	Director
(Eleanor R. Clitheroe)
*JUDITH A. EROLA	Director
(Judith A. Erola)
*CHARLES H. HANTHO	Director
(Charles H. Hantho)
*CHAVIVA M. HOSEK	Director
(Chaviva M. Hosek)
*PETER C. JONES	Director
(Peter C. Jones)
*DAVID P. O'BRIEN	Director
(David P. O'Brien)
*JAMES M. STANFORD	Director
(James M. Stanford)
*RICHARD M. THOMSON	Director
(Richard M. Thomson)
(Signed) EDWARD A. STEEN	Authorized Representative
Edward A. Steen	in the United States
Inco United States, Inc.
Park 80 West, Plaza Two
Saddle Brook, NJ 07663

*	Pursuant to powers of attorney executed by the directors named above whose names are preceded by an asterisk, Stuart F. Feiner, as attorney-in-fact, does hereby sign this Report on behalf of each of such directors, in each case in the capacity of director, on the 20th day of March, 2003.

(Signed) STUART F. FEINER
Stuart F. Feiner, attorney-in-fact

CERTIFICATIONS

I, S.M. Hand, Chairman and Chief Executive Officer (Principal Executive Officer) of Inco Limited, certify that:

1.	I have reviewed this annual report on Form 10-K of Inco Limited (the “registrant”) for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

(Signed) S.M. HAND
S.M. Hand
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, F.S. Hakimi, Executive Vice-President and Chief Financial Officer (Principal Financial Officer) of Inco Limited, certify that:

1.	I have reviewed this annual report on Form 10-K of Inco Limited (the “registrant”) for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

(Signed) F.S. HAKIMI
F.S. Hakimi
Executive Vice-President and
Chief Financial Officer
(Principal Financial Officer)

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-22435 and 33-50816), on Form S-8 (Nos. 33-71298, 333-7798, 333-13714 and 333-98601) and on Form F-10 (Nos. 333-13470 and 333-12588) of Inco Limited of our report dated February 4, 2003 relating to the financial statements and the financial statement schedule which appear in this Annual Report on Form 10-K. We also consent to the reference to us under the heading “Experts” in each of such Prospectuses.

PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Ontario
March 20, 2003