Form 10-Q
period 2003-03-31
INCO LTD
filed 2003-04-28
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission File Number 1-1143

INCO LIMITED
(Name of Registrant as specified in its charter)

Canada (Jurisdiction of Incorporation)	98-0000676 (I.R.S. Employer Identification No.)

145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7*
(Address of principal executive offices, including zip code)

(416) 361-7511
(Telephone number)

The Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).

Unless otherwise stated, dollar amounts in this Report are expressed in United States currency.

Common Shares outstanding at March 31, 2003: 183,496,950 shares, no par value.

*Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Earnings

(Unaudited)

Three months ended March 31	2003	2002
(in millions of United States dollars except per share amounts)

Net sales	$ 593	$ 506

Costs and operating expenses
Cost of sales and operating expenses	419	343
Depreciation and depletion	63	64
Selling, general and administrative	24	32
Research and development	5	3
Exploration	6	4
Currency translation adjustments	78	1
Asset impairment charge	--	17

Total costs and operating expenses	595	464

Operating earnings (loss)	(2)	42
Interest expense	14	10
Other income, net	(28)	(3)

Earnings before income and mining taxes and minority interest	12	35
Income and mining taxes (Note 3)	(26)	23

Earnings before minority interest	38	12
Minority interest	8	1

Net earnings	30	11
Dividends on preferred shares	(6)	(6)
Accretion of convertible debt (Note 6)	(2)	(1)
Premium on redemption of preferred shares	(15)	--

Net earnings applicable to common shares	$ 7	$ 4

Net earnings per common share (Note 4)
Basic	$ 0.04	$ 0.02

Diluted	$ 0.04	$ 0.02

Consolidated Statement of Retained Earnings (Deficit)

(Unaudited)

Three months ended March 31	2003	2002
(in millions of United States dollars)	(Restated)

Retained earnings (deficit) at beginning of period, as previously reported	$ (317)	$ 1,194
Change in accounting policy (Note 2)	(18)	(17)

Retained earnings (deficit) at beginning of year, as restated	(335)	1,177
Net earnings	30	11
Preferred dividends	(6)	(6)
Accretion of convertible debt (Note 6)	(2)	(1)
Premium on redemption of preferred shares	(15)	--

Retained earnings (deficit) at end of period	$ (328)	$ 1,181

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(in millions of United States dollars)	2003	2002

ASSETS	(Restated)
Current assets
Cash and marketable securities (Note 11)	$ 1,246	$ 1,087
Accounts receivable	321	251
Inventories (Note 11)	595	576
Other	84	73

Total current assets	2,246	1,987
Property, plant and equipment (Note 11)	6,567	6,382
Deferred charges and other assets	225	208

Total assets	$ 9,038	$ 8,577

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year (Note 5)	$ 282	$ 97
Accounts payable	282	338
Accrued payrolls and benefits	116	118
Other accrued liabilities (Note 7)	659	210
Income and mining taxes payable	46	167

Total current liabilities	1,385	930
Deferred credits and other liabilities
Long-term debt (Note 5)	1,432	1,546
Deferred income and mining taxes	1,514	1,352
Post-retirement benefits	519	475
Asset retirement obligation	128	119
Minority interest	375	368

Total liabilities	5,353	4,790

Commitments and contingencies (Note 9)
Shareholders' equity
Convertible debt (Note 6)	596	238

Preferred shares (Note 7)	--	472

Common shareholders' equity
Common shares issued and outstanding 183,496,950	2,775	2,771
(2002 - 183,238,351 shares) (Note 4)
Warrants (Note 8)	62	62
Contributed surplus	560	559
Contingently issuable equity	20	--
Deficit	(328)	(335)

	3,089	3,057

Contingently issuable equity	--	20

Total shareholders' equity	3,685	3,787

Total liabilities and shareholders' equity	$ 9,038	$ 8,577

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

Three months ended March 31	2003	2002
(in millions of United States dollars)

Operating activities
Earnings before minority interest	$ 38	$ 12
Charges (credits) not affecting cash
Depreciation and depletion	63	64
Deferred income and mining taxes	17	(3)
Asset impairment charge	--	17
Other	32	4
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(70)	(51)
Inventories	(20)	--
Accounts payable and accrued liabilities	(41)	8
Income and mining taxes payable	(121)	7
Other	4	(13)

Net cash provided by (used for) operating activities	(98)	45

Investing activities
Capital expenditures	(163)	(72)
Other	(1)	4

Net cash used for investing activities	(164)	(68)

Financing activities
Repayments of long-term debt	(46)	(37)
Convertible debt issued (Notes 5 and 6)	470	--
Common shares issued	4	3
Preferred dividends paid	(6)	(6)
Dividends paid to minority interest	(1)	(1)

Net cash provided by (used for) financing activities	421	(41)

Net increase (decrease) in cash and marketable securities	159	(64)
Cash and marketable securities at beginning of period	1,087	306

Cash and marketable securities at end of period	$ 1,246	$ 242

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

        (Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1. Basis of Presentation

        The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 13 for significant differences between Canadian and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and note disclosures required by Canadian GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Changes in Accounting Policies

     (a)               Stock-based compensation

        Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. As a result of this change in accounting, which was applied prospectively, an expense of $1 million, or one cent per Common Share, was recorded in the first quarter of 2003 to reflect the fair value of stock options granted to employees in the first quarter of 2003.

     (b)               Asset retirement obligations

        Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants (“CICA”) relating to asset retirement obligations. This standard significantly changed the method of accounting for future removal and site restoration costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated. As a result of this change, certain balance sheet accounts as at December 31, 2002 were restated as follows: the deficit increased by $18 million; property, plant and equipment increased by $37 million; deferred income and mining taxes decreased by $12 million; and the asset retirement obligation increased by $67 million.

     (c)        Foreign currency translation

        Effective January 1, 2002, we adopted a new standard of the CICA in respect of foreign currency translation that eliminated the deferral and amortization of currency translation adjustments related to long-term monetary items with a fixed and ascertainable life. There was no significant impact on our results of operations or financial condition as a result of the adoption of this standard.

Note 3. Income and mining taxes

        The reconciliation between the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rate was as follows:

Three months ended March 31	2003	2002

Provision (relief)
Combined Canadian federal-provincial statutory income tax rate	41.0%	39.9%
Resource and depletion allowances	(22.7)	(25.1)

Adjusted income tax rate	18.3	14.8
Mining taxes	15.0	19.5

	33.3	34.3
Currency translation adjustments	253.2	20.7
Foreign tax rate differences	(55.3)	(2.9)
Income tax cost benefit(1)	(348.3)	--
Capital gains not subject to tax	(104.4)	--
Other	4.8	13.6

Effective income and mining tax rate	(216.7)%	65.7%

    (1)        The effective income tax rate for the first quarter of 2003 reflected the effect of an income benefit of $38 million that we realized during that quarter related to favourable rulings and other decisions on tax matters from Canadian and other jurisdctions regarding the tax treatment of certain prior period transactions and other matters.

Note 4. Common Shares and earnings per Common Share

        Basic earnings per Common Share is computed by dividing net earnings applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period. Diluted earnings per Common Share is computed by dividing net earnings applicable to Common Shares, as adjusted for the effects of dilutive convertible securities, by the sum of the weighted-average number of Common Shares issued and outstanding and all additional Common Shares that would have been outstanding if potentially dilutive Common Shares had been issued.

        We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	183,238,351	$2,771
Options exercised	223,350	4
Shares issued under incentive plans	35,249	--

March 31, 2003	183,496,950	$2,775

        The computation of basic and diluted earnings per share was as follows:

Three months ended March 31	2003	2002

Basic earnings per share computation
Numerator:
Net earnings	$ 30	$ 11
Dividends on preferred shares	(6)	(6)
Premium on redemption of preferred shares	(15)	--
Accretion of convertible debt	(2)	(1)

Net earnings applicable to common shares	$ 7	$ 4

Denominator:
Weighted-average common shares outstanding (thousands)	183,436	182,279

Basic earnings per common share	$ 0.04	$ 0.02

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares, assuming dilution	$ 7	$ 4

Denominator:
Weighted-average common shares outstanding (thousands)	183,436	182,279
Dilutive effect of stock options and warrants	2,090	1,148

Weighted-average common shares outstanding, assuming dilution (thousands)	185,526	183,427

Diluted earnings per common share	$ 0.04	$ 0.02

Note 5. Long-term debt

        In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023 (“Convertible Debentures”), representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). The total combined gross proceeds were approximately $465 million from these two issues of convertible debt securities and the net cash proceeds were $470 million after deduction of commissions and other after-tax expenses.

        The Convertible Debentures and the Subordinated Convertible Debentures will be convertible at the option of the holders into our Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, only in the following circumstances: (i) our Common Share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable; (ii) the trading price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, over a specified period has fallen below 95% of the amount equal to our then prevailing Common Share price times the applicable conversion rate; (iii) we were to call the Convertible Debentures or the Subordinated Debentures, as applicable, for redemption; or (iv) certain specified corporate events were to occur. Each Convertible Debenture will be convertible into 31.9354 Common Shares, representing an initial conversion price of approximately U.S. $28.61 per Common Share and each Subordinated Convertible Debenture will be convertible into 38.4423 Common Shares, representing a conversion price of approximately U.S. $26.01 per Common Share.

        Holders of the Convertible Debentures will have the right to have us redeem these Debentures at their issue price plus accrued interest on March 14 in each of 2010, 2014 and 2018. We will have the right to redeem the Convertible Debentures at any time on or after March 19, 2010. We will have the right to redeem the Subordinated Convertible Debentures on or after March 19, 2008 if our Common Shares trade over a specified period above 125% of the conversion price for these subordinated convertible debt securities. Holders of the Subordinated Convertible Debentures will have no right to require us to redeem these subordinated securities. In meeting the conversion, redemption, payment at maturity and other related terms of these convertible debt securities, we will have the right, at our option, to satisfy these obligations in cash, our Common Shares or any combination thereof. In the event that the holders of the Convertible Debentures exercise their right to have us redeem these Debentures, it is our current intention that we would meet this obligation in cash.

        In the case of the Convertible Debentures, these securities rank equally and ratably with all of our existing and future unsecured and unsubordinated indebtedness. The Subordinated Convertible Debentures are subordinated to all of our senior indebtedness, which includes, among other obligations, all of our existing and future unsecured and unsubordinated indebtedness.

        For Canadian reporting purposes, these convertible debt securities have been recorded as $114 million of debt and $356 million of equity. These convertible debt securities are not dilutive for purposes of calculating diluted earnings per share since holders of these securities, based upon the terms of their conversion rights as discussed above, can only convert these securities when our Common Share price has exceeded a certain threshold above the effective conversion prices and such threshold levels have not been exceeded.

        On March 28, 2003, in addition to the exercise of our optional right to redeem all of our Series E Preferred Shares, as discussed in Note 7 below, we announced that we would exercise our optional right to redeem all of our outstanding $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 on May 1, 2003. The total aggregate redemption price for the $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 will be approximately $178 million, including approximately $3 million in accrued interest. We can, pursuant to their terms, redeem these Convertible Debentures at this time by paying the optional redemption price of $1,011.50 per $1,000.00 principal amount for each Convertible Debenture. At the option of the holder, the Convertible Debentures can be converted into our Common Shares up until the close of business on April 28, 2003 at a fixed conversion price of $30.00, representing an effective conversion rate of approximately 33.33 Common Shares for each Convertible Debenture.

Note 6. Convertible debt

        Changes in convertible debt were as follows:

Amount

December 31, 2002	$238
Convertible debt issued (Note 5)	356
Accretion of convertible debt	2

March 31, 2003	$596

Note 7. Preferred Shares

        On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Series E Preferred Shares having a $472 million aggregate liquidation preference and which are subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. We can, pursuant to their terms, redeem the Series E Preferred Shares at this time by paying the optional redemption price of $51.10 per share plus all accrued and unpaid dividends on the Series E Preferred Shares to the May 1, 2003 redemption date. Holders of the Series E Preferred Shares have the right to convert their shares into our Common Shares at a fixed conversion rate of 1.19474 Common Shares for each Series E Preferred Share held at any time prior to the May 1, 2003 redemption date. This conversion rate represents an effective conversion price of $41.85 per share. The total aggregate redemption price covering the Series E Preferred Shares to be paid by us in cash will be approximately $487 million, including a total redemption premium of approximately $11 million based upon the $50 issue price per Series E Preferred Share and approximately $4 million in accrued dividends.

        This redemption has been accounted for in the first quarter of 2003 by reclassifying the carrying value of the Series E Preferred Shares as other accrued liabilities and accruing for the redemption premium.

        Changes in the Series E Preferred Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	9,439,600	$ 472
Shares called for mandatory redemption	(9,439,600)	(472)

March 31, 2003	--	$ --

Note 8. Warrants

        Changes in warrants were as follows:

	Number
	of warrants	Amount

December 31, 2002	11,023,497	$62
Warrants issued	360	--

March 31, 2003	11,023,857	$62

Note 9. Commitments and contingencies

(a) Commitments

        The following table summarizes certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2003	2004	2005	2006	2007	Thereafter

Purchase obligations	$ 95	$19	$ 3	$--	$--	$--
Operating leases	16	17	12	9	5	2
Other	1	1	1	2	3	82

Total	$112	$37	$16	$11	$8	$84

(b) Contingencies

        In the course of our operations, we are subject to environmental and other claims and legal proceedings. We do not believe that any such pending claims or proceedings will significantly impair our operations or have a material adverse effect on our financial position.

(c) Property, plant and equipment

        We review and evaluate our property, plant and equipment for impairment when events or changes in economic and other circumstances indicate that the carrying value of such assets may not be fully recoverable. The net recoverable value of an asset is calculated by estimating undiscounted future net cash flows from the asset together with the asset’s residual value. Future net cash flows are developed using assumptions that reflect our planned course of action for an asset given our best estimate of the most probable set of economic conditions. Evaluation of the future cash flows from major development projects such as the Voisey’s Bay and Goro projects entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metal prices, estimates of the ultimate size of the deposits, ore grades and recoverability, commercial viability of new technological processes, timing of commercial production, production volumes, operating and capital costs, and foreign currency exchange rates. Inherent in these assumptions are significant risks and uncertainties.

Note 10. Segment information

        We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario and Manitoba, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for development projects which include the Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project in the French overseas territorial community (Collectivité territoriale) of New Caledonia.

        Data by operating segments as of and for the periods indicated was as follows:

	Finished products		Intermediates		Development Projects		Eliminations		Total

Three months ended March 31	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

	(Restated)					(Restated)

Net Sales to customers	$ 578	492	$ 15	14	$ -	-	$ -	-	$ 593	506

Intersegment sales	-	-	72	57	-	-	(72)	(57)	-	-

Net sales	$ 578	492	$ 87	71	$ -	-	$ (72)	(57)	$ 593	506

Segment operating earnings (loss)	$ 72	66	$ 24	5	$ -	(1)	$ (8)	(6)	$ 889	64

Currency translation adjustments									78	1
Corporate selling, general and administrative expenses									12	21

Operating earnings(loss)									(2)	42
Interest expense									14	10
Other income, net									(28)	(3)

Earnings before income and mining taxes and minority interest									$ 12	35

Identifiable assets at September 30, 2002
and December 31, 2001	$ 2,258	2,137	$ 1,192	1,217	$4,220	4,011	$ (23)	(15)	$ 7,647	7,350

Other assets									1,391	1,227

Total assets at March 31, 2003 and December 31, 2002									$ 9,038	8,577

Note 11. Supplemental information

        Supplemental information in connection with the Consolidated Balance Sheet follows:

	March 31,	December 31,
	2003	2002
(Restated)

Cash	$ 52	$ 36
Marketable securities	1,194	1,051

Cash and marketable securities	$ 1,246	$ 1,087

Finished and in-process metals	$ 525	$ 510
Supplies	70	66

Inventories	$ 595	$ 576

Property, plant and equipment, at cost	$10,924	$10,680
Accumulated depreciation and depletion	4,357	4,298

Property, plant and equipment, net	$ 6,567	$ 6,382

Note 12. Stock compensation plans

        Canadian GAAP establishes a fair value-based method of accounting for stock-based compensation plans, which we adopted prospectively on January 1, 2003. For the three months ended March 31, 2003, an expense of $1 million was charged to earnings with the offset credited to contributed surplus to reflect the fair value of stock options granted to employees in the first quarter of 2003. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002

Stock price at grant date	$ 20.85	$ 17.62
Exercise price	$ 20.85	$ 17.62
Weighted-average fair value of options granted during the period	$ 6.29	$ 5.92
Expected life of options (years)	3	3
Expected stock price volatility	41.1%	44.1%
Expected dividend yield	-%	-%
Risk-free interest rate	2.1%	3.6%

Note 13. Significant differences between Canadian and United States GAAP

        Our consolidated financial statements are prepared in accordance with Canadian GAAP. The most significant differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for post-retirement benefits, convertible debt, derivative instruments, investments, and reporting of comprehensive income.

        The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Three months ended March 31	2003	2002

Net earnings - Canadian GAAP	$ 30	$ 11
Increased post-retirement benefits expense (a)	(5)	(6)
Increased interest expense (b)	(2)	(3)
Unrealized net gain on derivative instruments (c)	5	3
Taxes on United States GAAP differences	1	2

Net earnings before cumulative effect of a change in accounting principle - United States GAAP	29	7
Cumulative effect of a change in accounting principle - asset retirement obligation (d)	(18)	--

Net earnings - United States GAAP	11	7

Other comprehensive income (loss):
Reclassification to earnings of net gain on derivatives designated as cash flow	(10)	(5)
hedges (c)
Change in fair value of derivatives designated as cash flow hedges (c)	9	2
Reclassification to earnings of unrealized loss (gain) on long-term investments (e)	(5)	7
Unrealized gain on long-term investments (e)	3	--
Taxes on other comprehensive income (loss)	2	1

Other comprehensive income (loss)	(1)	5

Comprehensive income (g)	$ 10	$ 12

Net earnings (loss) per share - Basic
Net earnings per share before cumulative effect of a
change in accounting principle - United States GAAP	$ 0.04	$ 0.01
Cumulative effect of a change in accounting principle	(0.10)	--

Net earnings (loss) per share - Basic	$(0.06)	$ 0.01

Net earnings (loss) per share - Diluted
Net earnings per share before cumulative effect of a
change in accounting principle - United States GAAP	$ 0.04	$ 0.01
Cumulative effect of a change in accounting principle	(0.10)	--

Net earnings (loss) per share - Diluted	$(0.06)	$ 0.01

(a) Post-retirement benefits

        For Canadian reporting purposes, the excess of the net actuarial gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets is amortized over the expected average remaining service life of employees. For United States reporting purposes, all actuarial gains and losses are amortized systematically over the expected average remaining service life of employees.

        United States GAAP also require the recognition of a minimum additional pension liability in the amount of the excess of our unfunded accumulated benefits obligation over the recorded pension liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a component in accumulated other comprehensive income.

(b) Convertible debt

        Under Canadian GAAP, a portion of our convertible debt is classified as an equity instrument. Under United States GAAP, such convertible debt would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense.

(c) Derivative instruments

        Under United States GAAP, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. A derivative must be designated in a hedging relationship in order to qualify for hedge accounting. Under Canadian GAAP, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged.

(d) Asset retirement obligation

        Effective January 1, 2003, we adopted, for United States reporting purposes, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. The cumulative effect of adopting SFAS No. 143 was a decrease in net earnings of $18 million, or 10 cents per share, in the first quarter of 2003, an increase in property, plant and equipment of $37 million, a decrease in deferred income and mining taxes of $12 million, and an increase in asset retirement obligation of $67 million, which is shown as a cumulative effect of a change in accounting principle.

(e) Investments

        United States accounting standards for equity investments require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

(f) Preferred shares

        For United States reporting purposes, our Series E Preferred Shares would be excluded from shareholders’ equity in the Consolidated Balance Sheet.

(g) Comprehensive income

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

        Changes in retained earnings (deficit) and accumulated other comprehensive loss under United States GAAP were as follows:

Three months ended March 31	2003	2002

Retained earnings (deficit) at beginning of period	$ (991)	$ 1,154
Net earnings	11	7
Preferred dividends	(6)	(6)
Premium on redemption of preferred shares	(15)	--

Retained earnings (deficit) at end of period	$(1,001)	$ 1,155

Accumulated other comprehensive loss at beginning of period	$ (485)	$ (316)
Other comprehensive income (loss)	(1)	5

Accumulated other comprehensive loss at end of period	$ (486)	$ (311)

        Effective December 31, 2002, we adopted, for United States reporting purposes, Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. The interpretation clarifies the requirements for disclosure of certain types of guarantees. The Interpretation also requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. There was no significant impact on our results of operations or financial condition as a result of the adoption of this interpretation.

        Effective December 31, 2002, we adopted, for United States reporting purposes, FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51. The interpretation addresses the consolidation of variable interest entities and provides guidance with respect to disclosure. There was no significant impact on our results of operations or financial condition as a result of the adoption of this interpretation.

        Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard did not have a significant impact on our results of operations or financial condition.

        Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we prospectively adopted, for stock options granted in 2003 and in future years, the fair value based method of accounting for our stock-based employee compensation. For the first quarter of 2003, the change resulted in a decrease in net earnings of $1 million, or one cent per share.

Item 2.  Management's discussion and analysis of financial condition and results of operations

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month period ended March 31, 2003, prepared in accordance with Canadian GAAP, which generally conform with those principles established in the United States, except as explained in Note 13 to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our 2002 Annual Report on Form 10-K, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Statement Regarding Forward-Looking Statements” on page 20 of this Report.

Results of operations

        The following table summarizes our results in accordance with Canadian GAAP for the periods indicated:

	First	First
Results Summary	Quarter	Quarter
	2003	2002

Net sales	$ 593	$506
Operating earnings (loss)	(2)	42
Net earnings	30	11
Net earnings per common share
- basic	0.04	0.02
- diluted	0.04	0.02
Cash provided by (used for) operating activities	(98)	45

        Net earnings were $30 million, or four cents per share (four cents per share on a diluted basis) for the first quarter of 2003, compared with $11 million, or two cents per share (two cents per share on a diluted basis), in the corresponding 2002 period. Results for the first quarter of 2003 included gains of $19 million, or 10 cents per share, associated with the sale or transfer of shares and other interests contributed to or received in conjunction with certain ongoing strategic and other collaborations relating to our primary metals operations. First quarter 2003 results also included the following items: (1) unfavourable non-cash currency translation adjustments of $78 million, or 43 cents per share, (2) an income tax benefit of $38 million, or 21 cents per share, (3) currency hedging gains of $11 million, or six cents per share, realized on the closing out of certain forward currency contracts related to the suspension of the Goro project, (4) a loss of $2 million on the redemption of certain convertible debt securities and (5) with respect to only the calculation of net earnings per share, the premium of $15 million, or eight cents per share, payable upon the redemption of our Series E Preferred Shares. Currency translation adjustments of $78 million in the first quarter of 2003 were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the quarter on our Canadian-dollar denominated liabilities. The income tax benefit of $38 million referred to above related to favourable rulings and other decisions on tax matters from Canadian and other jurisdictions regarding the tax treatment of certain prior period transactions and other issues. First quarter 2003 results also reflected significantly higher average realized prices for nickel, partially offset by higher costs and expenses, lower deliveries of Inco-source nickel and lower realized prices for certain platinum-group metals.

        First quarter 2002 results included unfavourable non-cash currency translation adjustments of $1 million, or one cent per share, and a non-cash after-tax asset impairment charge of $13 million, or seven cents per share, related to certain receivables and other assets arising from commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002.

Net sales

        Net sales increased by 17 per cent to $593 million in the first quarter of 2003, compared with $506 million in the corresponding 2002 period, due to significantly higher average realized prices for nickel, partially offset by lower deliveries of nickel and lower realized prices for platinum-group metals. The decrease in nickel deliveries was primarily due to lower production at our Ontario operations and at our 59 per cent owned subsidiary, PT Inco, as a result of its previously announced furnace rebuild.

Costs and expenses

Cost of sales and operating expenses

        Cost of sales and operating expenses were $419 million in the first quarter of 2003, up 22 per cent from $343 million in the first quarter of 2002, reflecting higher costs and operating expenses for purchased intermediates, energy and employment expenses, and the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar. In addition, deliveries of purchased finished nickel in the first quarter of 2003 increased by about 45 per cent compared with the first quarter of 2002. The cost of these purchases reflects market prices and is included in cost of sales.

        Nickel unit cash cost of sales before by-product credits increased to $4,101 per tonne ($1.86 per pound) in the first quarter of 2003 from $3,197 per tonne ($1.45 per pound) in the corresponding 2002 period. This increase was due primarily to the impact of higher costs for and processing of larger volumes of purchased intermediates, lower production, higher energy costs, higher employment and pension expenses, and the unfavourable effect of a strengthening of the Canadian dollar relative to the U.S. dollar. The Canadian dollar, the currency in which a substantial portion of our operating expenses is incurred, strengthened against the U.S. dollar by eight per cent in the first quarter of 2003.

        We use purchased intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased intermediates is higher than processing our own mine production and increases as the prevailing prices on which this material is purchased by us, London Metal Exchange cash nickel or other benchmark prices, increase, the price realizations are also higher resulting in margins on these purchases remaining relatively unchanged.

        Nickel production decreased by 16 per cent to 50,228 tonnes (111 million pounds) in the first quarter of 2003, compared with 59,547 tonnes (131 million pounds) in the corresponding 2002 period, reflecting lower ore grades and curtailed production at the Creighton Mine due to seismic activity at the Ontario operations, and reduced production of nickel in matte at PT Inco attributable to a planned rebuild of a furnace and related facilities that was completed in March 2003. These factors were partially offset by an increase in the quantity of ore mined and the processing of higher volumes of purchased intermediates.

        The increase in energy costs was due to higher consumption of and prices paid for electricity as well as higher prices paid for natural gas at the Ontario operations and higher prices paid for fuel oil at PT Inco after taking into account lower consumption of this energy source.

        Nickel unit cash cost of sales after by-product credits was $4,432 per tonne ($2.01 per pound) in the first quarter of 2003, compared with $3,042 per tonne ($1.38 per pound) in the first quarter of 2002 and $3,814 per tonne ($1.73 per pound) in the fourth quarter of 2002. This increase was principally due to higher nickel unit cash cost of sales before by-product credits and lower contributions from by-products, primarily resulting from higher copper production costs and lower realized prices for two platinum-group metals, palladium and rhodium, partially offset by higher realized prices for copper and platinum. Excluding the costs associated with purchased intermediates, nickel unit cash cost of sales after by-product credits was approximately $3,968 per tonne ($1.80 per pound) in the first quarter of 2003.

Selling, general and administrative

        Selling, general and administrative expenses decreased by 25 per cent to $24 million in the first quarter of 2003, compared with $32 million in the first quarter of the prior year, primarily due to lower accruals for common share appreciation rights expense under our stock compensation plans.

Currency translation adjustments

        Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable, asset retirement obligations and deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments of $78 million in the first quarter of 2003 were due to the significant strengthening of the Canadian dollar relative to the U.S. dollar during the quarter.

Non-operating items

Interest expense

        Interest expense for the first quarter of 2003 was $14 million, up from $10 million in the corresponding period of 2002. The increase was due to higher average debt outstanding in the first quarter of 2003 relative to the corresponding period in 2002.

Interest expense excluded capitalized interest of $13

million in the first quarter of 2003 and $2 million in the first quarter of 2002 on debt incurred to finance the development of the Voisey’s Bay and Goro projects.

Other income, net

        Other income increased by $25 million to $28 million in the first quarter of 2003, compared with $3 million in the first quarter of 2002, due to, as discussed above, gains of $19 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations. In addition, currency hedging gains of $11 million were realized on the closing out of certain forward currency contracts and interest income also increased as a result of higher levels of cash and marketable securities in the first quarter of 2003 relative to the corresponding period in 2002. These favourable occurrences were partially offset by a loss of $2 million as noted above as a result of our decision to redeem our 5¾% Convertible Debentures due 2004. The forward currency contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned Goro project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their deferral as a result of the comprehensive review of the Goro project currently being undertaken.

Income and mining taxes

        The effective income and mining tax rate in the first quarter of 2003 was significantly affected by the recognition of the income tax benefit discussed above of $38 million and other issues. In addition, the effective income and mining tax rate was affected by significantly higher non-deductible currency translation adjustments, partially offset by non-taxable gains from the sale or transfer of shares and other interests which are not subject to tax as a result of available capital losses and other interest and currency hedging gains included in other income. The effective income and mining tax rate in the first quarter of 2002 was adversely affected by an asset impairment charge where a portion of that charge was not deductible for tax purposes.

Minority interest

        Minority interest increased by $7 million to $8 million in the first quarter of 2003, compared with the corresponding 2002 period, primarily due to the higher earnings of PT Inco.

Cash Flows and Financial Condition

        Cash flow generated from operating activities before changes in working capital was $150 million in the first quarter of 2003, compared with $94 million in the corresponding 2002 period. This increase was primarily due to higher earnings. Cash used for operating activities (after changes in working capital) in the first quarter of 2003 was $98 million, compared with cash provided by operating activities of $45 million in the corresponding quarter of 2002. The lower cash flow after changes in working capital in the first quarter of 2003 reflected higher tax payments relating to the balance of taxes for 2002 payable in the first quarter of 2003, an increase in accounts receivable and a decrease in accounts payable and accrued liabilities in the first quarter of 2003 excluding the treatment of the redemption of the Series E Preferred Shares referred to below.

        Net cash used for investing activities increased to $164 million in the first quarter of 2003, compared with $68 million in the comparable quarter of 2002. The increase was primarily due to higher planned capital expenditures, mainly in respect of the Voisey’s Bay and Goro projects.

        Net cash provided by financing activities was $421 million in the first quarter of 2003, compared with net cash used for financing activities of $41 million in the first quarter of 2002. In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023 representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052. The total combined gross proceeds were $476 million from these two issues of convertible debt securities. The net cash proceeds of $470 million received from the concurrent private offerings, after deduction of commissions and other after-tax expenses, will, as discussed below, enable us to redeem (i) our Series E Preferred Shares, and (ii) $173 million aggregate principal amount of our 5¾% Convertible Debentures due 2004. For Canadian reporting purposes, these convertible securities have been recorded as $114 million of debt and $356 million of equity. For United States reporting purposes, these convertible securities have been recorded as debt.

        On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Series E Preferred Shares having a $472 million aggregate liquidation preference and which are subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. We also announced that we would redeem all of our outstanding $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 on May 1, 2003. The total aggregate redemption price for the Series

        E Preferred Shares will be approximately $487 million, including a total redemption premium of approximately $15 million based upon the $50 issue price per Series E Preferred Share. The total aggregate redemption price for the $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 will be approximately $178 million, including approximately $3 million in accrued interest.

        These redemptions have been accounted for in the first quarter of 2003 by reclassifying the carrying value of the securities as current liabilities and accruing for the redemption premiums referred to above.

        At March 31, 2003, cash and marketable securities were $1,246 million, compared with $1,087 million at December 31, 2002. Total debt was $1,714 million at March 31, 2003, up from $1,643 million at December 31, 2002. Total debt as a percentage of total debt plus shareholders’ equity was 32 per cent at March 31, 2003, compared with 30 per cent at December 31, 2002.

Voisey’s Bay Project

        On March 20, 2003, based upon the results of a recently completed bankable feasibility study for the mine, concentrator and related facilities, we indicated that we plan to proceed with the initial phase of the Voisey’s Bay project. The zero-based bankable feasibility study, covering the mine for the Ovoid and adjacent surface deposits and concentrator and related facilities, was initiated in the summer of 2002, with a leading engineering firm having been retained to complete the study on our behalf.

        Based upon the results of the study, the estimated total capital cost for the mine and 6,000-tonne per-day concentrator and related facilities (“Mine/Concentrator”) will be $582 million, including $35 million spent since July 2002 on infrastructure and related work. The $582 million amount represents an increase of $77 million or about 15 per cent over the prefeasibility study estimates for the Mine/Concentrator. This estimate includes a $54 million contingency. The engineering firm involved in the study has indicated that it believes that the capital cost estimate is within a range of plus 15 per cent to minus five per cent of the $547 million figure still to be spent for the Mine/Concentrator. The initial phase of the Voisey’s Bay project will also involve a major research and development program covering hydrometallurgical processing technologies (“Hydromet R&D Program”) for the treatment of the Voisey’s Bay nickel and cobalt-containing concentrates to be produced into finished nickel and cobalt product, including the demonstration plant to be constructed in Argentia, Newfoundland. The Hydromet R&D Program is expected to cost approximately $134 million or about 14 per cent above the initial estimate for this program.

        In addition to the Mine/Concentrator and Hydromet R&D Program, the initial phase will include handling facilities to be constructed at our Canadian operations for the nickel and cobalt-containing concentrates to be processed over the 2006 – 2011 period once the Mine/Concentrator and the demonstration plant are in operation, at an estimated cost of $47 million, and an exploration program at an estimated cost of $13 million. The total capital cost estimate for all four parts of the initial phase of the Voisey’s Bay project is $776 million, or about 14 per cent above the prefeasibility study estimates of $680 million.

        The principal reasons for the increase in the Mine/Concentrator from the prefeasibility study estimates dating back to 1999 include (1) $27 million due to escalation and increased indirect logistics and other costs to manage and operate at a remote site, (2) $21 million in increased insurance and other owner’s costs to fully comply with the terms of the agreements entered into in 2002 to enable the project to proceed, (3) $17 million in revised estimates for freight and mobilization costs and additional mine equipment, and (4) $14 million in costs associated with improvements to the Mine/Concentrator, in part as a result of data from pilot plant campaigns completed over the September 2002 – February 2003 period. The initial phase is expected to produce three concentrates containing the nickel, copper and cobalt from the Voisey’s Bay ores.

        In late March 2003, we and the Government of Newfoundland and Labrador agreed to extend the original date by which certain conditions to the overall effectiveness of such agreements were to be met under one of the definitive agreements entered into in October 2002 covering the development of the Voisey’s Bay project. The date by which such conditions, including the issuance of a mining lease under the provincial mining legislation necessary for commercial development to proceed and reaching agreement on certain tax matters, were to be met was extended by one month to the end of April 2003. We currently believe that, while those conditions are not expected to be met by the end of April 2003, the parties will agree to a further extension required to complete any remaining conditions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Other risks

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

        The uncertain political situation in Indonesia could adversely affect PT Inco’s ability to operate and, accordingly, our business, results of operations, financial condition and prospects. The possible transition of the French overseas territorial community of New Caledonia to independence in the future could adversely affect the Goro nickel-cobalt project.

Item 4.  Controls and Procedures

        Within the 90-day period prior to the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed the Company’s disclosure controls and procedures (as such term is defined in Section 240.13a-14(c) and 240.15d-14(c) under the U.S. Securities Exchange Act of 1934, as amended) and, based upon such review, concluded that such disclosure controls and procedures were effective and met the requirements thereof.

        Subsequent to the date of the evaluation of the Company’s disclosure controls and procedures referred to above, there have been no significant changes in the Company’s internal controls or other factors that could significantly affect such internal controls.

Cautionary notice regarding forward-looking statements

        Certain statements contained in this Report on Form 10-Q are forward-looking statements as defined in the U.S. Securities Exchange Act of 1934, as amended. Examples of such statements include, but are not limited to, statements concerning: (i) the Company’s costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (ii) premiums realized over London Metal Exchange cash prices; and (iii) the enactment or completion of the necessary legislation, feasibility studies, financing plans and arrangements and other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond the Company’s ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and the Company’s other metals products, market competition and the Company’s production and other costs, (b) political unrest or instability in countries such as Indonesia and (c) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables and capital costs, and the financing plans and arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, the Company’s development projects. The forward-looking statements included in this Report represent the Company’s views as of the date of this Report. While the Company anticipates that subsequent events and developments may cause the Company’s views to change, the Company specifically disclaims any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Report.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)            On March 7, 2003, pursuant to Section 4(2) private placements under the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Company sold to an initial group of purchasers led by Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc., and that included Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Dain Rauscher Inc., Scotia Capital Inc. and BMO Nesbitt Burns Corp., (1) $241 million amount payable at maturity of its Convertible Debentures due March 14, 2023 (“Convertible Debentures”) and (2) $220 million aggregate principal amount of its Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). On March 18, 2003, pursuant to the partial exercise of overallotment options granted to the initial purchasers, the Company sold an additional $31.9 million payable at maturity of the Convertible Debentures and $7.1 million aggregate principal amount of Subordinated Debentures. Each Convertible Debenture was offered and sold at a price of $913.81. The Subordinated Convertible Debentures were offered and sold at their stated principal amount ($1,000 per Subordinated Convertible Debenture).

The Convertible Debentures and Subordinated Convertible Debentures were resold by the initial purchasers without registration under the Securities Act pursuant to Rule 144A under the Securities Act. The Company paid the initial purchasers commissions totalling approximately $10.7 million before taxes in connection with the concurrent offerings of the Convertible Debentures and Subordinated Convertible Debentures.

The Company received total combined gross proceeds from these offerings, including the partial exercise of the overallotment options, of $476 million. The Convertible Debentures and the Subordinated Convertible Debentures are convertible at the option of the holders into Common Shares of the Company at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, only in the following circumstances: (i) the Company’s Common Share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable; (ii) the trading price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, over a specified period has fallen below 95% of the amount equal to the Company’s then prevailing Common Share price times the applicable conversion rate; (iii) the Company were to call the Convertible Debentures or the Subordinated Debentures, as applicable, for redemption; or (iv) certain specified corporate events were to occur. Each Convertible Debenture is convertible into 31.9354 Common Shares of the Company, representing an initial conversion price of approximately $28.61 per Common Share, and each Subordinated Convertible Debenture is convertible into 38.4423 Common Shares, representing a conversion price of approximately $26.01 per Common Share.

Item 5. Other Information

Dividends

        On January 23, 2003, the Board of Directors of the Company declared a dividend of $0.6875 per share in respect of the Company’s 5.5% Convertible Redeemable Preferred Shares Series E, payable March 3, 2003 for the quarter ended February 28, 2003 to shareholders of record on February 4, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

None

(b)     Reports on Form 8-K

        Current Report on Form 8-K dated February 26, 2003.

        Current Report on Form 8-K dated March 11, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED
Date: April 28, 2003	By /s/ S.F. Feiner S. F. Feiner Executive Vice-President, General Counsel and Secretary
Date: April 28, 2003	By /s/ R.A. Lehtovaara R. A. Lehtovaara Vice-President and Comptroller

CERTIFICATIONS

I, S.M. Hand, Chairman and Chief Executive Officer (Principal Executive Officer) of Inco Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inco Limited (the “registrant”) for the quarter ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ S.M. Hand S.M. Hand Chairman and Chief Executive Officer (Principal Executive Officer)

I, F.S. Hakimi, Executive Vice-President and Chief Financial Officer (Principal Financial Officer) of Inco Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inco Limited (the "registrant") for the quarter ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ F.S. Hakimi F.S. Hakimi Executive Vice-President and Chief Financial Officer (Principal Financial Officer)