Form 10-Q
period 2003-06-30
INCO LTD
filed 2003-07-28
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Common Shares outstanding at June 30, 2003: 184,025,812 shares, no par value.

*Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of United States dollars except per share amounts)	2003	2002	2003	2002

Net sales	$ 599	$ 591	$ 1,192	$ 1,097

Costs and operating expenses
Cost of sales and operating expenses	412	341	831	684
Depreciation and depletion	68	71	131	135
Selling, general and administrative	36	37	60	69
Research and development	9	5	14	8
Exploration	6	5	12	9
Currency translation adjustments	72	34	150	35
Goro project suspension costs	6	--	6	--

Asset impairment charges	--	2,398	--	2,415

Total costs and operating expenses	609	2,891	1,204	3,355

Operating loss	(10)	(2,300)	(12)	(2,258)
Interest expense	12	13	26	23
Other income, net (Note 3)	(13)	(4)	(41)	(7)

Earnings (loss) before income and mining taxes and minority interest	(9)	(2,309)	3	(2,274)
Income and mining taxes (Note 4)	(79)	(734)	(105)	(711)

Earnings (loss) before minority interest	70	(1,575)	108	(1,563)
Minority interest	10	7	18	8

Net earnings (loss)	60	(1,582)	90	(1,571)
Dividends on preferred shares	--	(7)	(6)	(13)
Accretion of convertible debt (Note 7)	(1)	(1)	(3)	(2)
Premium on redemption of preferred shares	--	--	(15)	--

Net earnings (loss) applicable to common shares	$ 59	$(1,590)	$ 66	$(1,586)

Net earnings (loss) per common share (Note 5)
Basic	$ 0.32	$ (8.70)	$ 0.36	$ (8.69)

Diluted	$ 0.32	$ (8.70)	$ 0.36	$ (8.69)

Consolidated Statement of Retained Earnings (Deficit)

(Unaudited)

Six months ended June 30,	2003	2002
(in millions of United States dollars)	(Restated)

Retained earnings (deficit) at beginning of period, as previously reported	$ (317)	$ 1,194
Change in accounting policy (Note 2)	(18)	(17)

Retained earnings (deficit) at beginning of year, as restated	(335)	1,177
Net earnings (loss)	90	(1,571)
Dividends on preferred shares	(6)	(13)
Accretion of convertible debt (Note 7)	(3)	(2)
Premium on redemption of preferred shares	(15)	--

Deficit at end of period	$ (269)	$ (409)

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(in millions of United States dollars)	2003	2002

ASSETS	(Restated)
Current assets
Cash and marketable securities (Note 12)	$ 553	$ 1,087
Accounts receivable	278	251
Inventories (Note 12)	626	576
Other	78	73

Total current assets	1,535	1,987
Property, plant and equipment (Note 12)	6,694	6,382
Deferred charges and other assets	238	208

Total assets	$ 8,467	$ 8,577

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year (Note 6)	$ 115	$ 97
Accounts payable	183	338
Accrued payrolls and benefits	118	118
Other accrued liabilities	223	210
Income and mining taxes payable	5	167

Total current liabilities	644	930
Deferred credits and other liabilities
Long-term debt (Note 6)	1,435	1,546
Deferred income and mining taxes	1,549	1,352
Post-retirement benefits	569	475
Asset retirement obligation	140	119
Minority interest	384	368

Total liabilities	4,721	4,790

Commitments and contingencies (Note 10)
Shareholders' equity
Convertible debt (Note 7)	599	238

Preferred shares (Note 8)	--	472

Common shareholders' equity
Common shares issued and outstanding 184,025,812	2,793	2,771
(2002 - 183,238,351 shares) (Note 5)
Warrants (Note 9)	62	62
Contributed surplus	561	559
Deficit	(269)	(335)

	3,147	3,057

Contingently issuable equity (Note 5)	--	20

Total shareholders' equity	3,746	3,787

Total liabilities and shareholders' equity	$ 8,467	$ 8,577

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
(in millions of United States dollars)	2003	2002	2003	2002

Operating activities
Earnings (loss) before minority interest	$ 70	$(1,575)	$ 108	$(1,563)
Charges (credits) not affecting cash
Depreciation and depletion	68	71	131	135
Deferred income and mining taxes	(75)	(784)	(58)	(787)
Asset impairment charges	--	2,398	--	2,415
Other	40	24	72	28
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	43	(33)	(27)	(84)
Inventories	(30)	(3)	(50)	(3)
Accounts payable and accrued liabilities	(12)	5	(53)	13
Income and mining taxes payable	(41)	59	(162)	66
Other	18	(8)	22	(21)

Net cash provided by (used for) operating activities	81	154	(17)	199

Investing activities
Capital expenditures	(128)	(85)	(291)	(157)
Other	15	--	14	4

Net cash used for investing activities	(113)	(85)	(277)	(153)

Financing activities
Long-term borrowings (repayments)	(170)	417	(216)	380
Convertible debt issued (Notes 6 and 7)	--	--	470	--
Preferred shares redeemed (Note 8)	(487)	--	(487)	--
Common shares issued	--	9	4	12
Preferred dividends paid	--	(7)	(6)	(13)
Dividends paid to minority interest	(1)	--	(2)	(1)
Other	(3)	--	(3)	--

Net cash provided by (used for) financing activities	(661)	419	(240)	378

Net increase (decrease) in cash and marketable securities	(693)	488	(534)	424
Cash and marketable securities at beginning of period	1,246	242	1,087	306

Cash and marketable securities at end of period	$ 553	$ 730	$ 553	$ 730

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

        (Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1. Basis of Presentation

        The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see for significant differences between Canadian and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and note disclosures required by Canadian GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Changes in Accounting Policies

      (a) Stock-based compensation

        Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. As a result of this change in accounting policy, which was applied prospectively, an expense of $1 million and $2 million was recorded in the second quarter and first six months of 2003, respectively, to reflect the fair value of stock options granted to employees in the first half of 2003.

      (b) Asset retirement obligations

        Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants (“CICA”) relating to asset retirement obligations. This standard significantly changed the method of accounting for future removal and site restoration costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated. As a result of this change, certain balance sheet accounts as of December 31, 2002 were restated as follows: the deficit increased by $18 million; property, plant and equipment increased by $37 million; deferred income and mining taxes decreased by $12 million; and the asset retirement obligation increased by $67 million. A pre-tax expense of $2 million and $4 million was recorded in the second quarter and first half of 2003, respectively, for accretion and depreciation for asset retirements.

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

Note 3. Other income, net

        Other income, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest income	$ 3	$3	$ 7	$5
Gains from sales of securities and other interests received as	16	--	35	--
part of collaborations
Other income (expense), net	(6)	1	(1)	2

Other income, net	$ 13	$4	$ 41	$7

Note 4. Income and mining taxes

        The effective income and mining tax rates in the second quarter and first six months of 2003 were significantly affected by the recognition of income tax benefits consisting of (1) $96 million recorded in the second quarter of 2003 relating principally to the revaluation of deferred income tax liabilities for reductions in future tax rates and the overall favourable effect of certain other changes in Canadian tax legislation affecting mining companies and (2) $38 million recorded in the first quarter of 2003 relating to favourable rulings and other decisions on tax matters from Canadian and other jurisdictions regarding the tax treatment of certain prior period transactions and other issues. In addition, the effective income and mining tax rates were affected by significantly higher non-deductible currency translation adjustments, partially offset by non-taxable gains from the sale or transfer of shares and other interests which are not subject to tax as a result of available capital losses, and currency hedging gains included in other income. The effective rate was also favourably impacted by the higher earnings of our subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), which are taxed at lower rates than earnings in most of the other jurisdictions in which we operate. The effective income and mining tax rates in the second quarter and first six months of 2002 were adversely affected by an asset impairment charge where a portion of that charge was not deductible for tax purposes.

Note 5. Common Shares and earnings per Common Share

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

        We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	183,238,351	$2,771
Options exercised	249,617	4
Shares issued under incentive plans	35,249	1
Shares issued upon exercise of former Diamond Fields' stock options	485,471	17
Shares issued upon conversion of Series E Preferred Shares	1,424	--
Shares issued upon conversion of 5.75% Convertible Debentures	15,700	--

June 30, 2003	184,025,812	$2,793

        Contingently issuable equity included Common Shares contingently issuable upon exercise of stock options held by former employees of Diamond Fields Resources Inc. On April 17, 2003, all remaining outstanding options held by one holder were exercised and upon exercise the holder received a combination of 485,471 Common Shares with a value of $17 million and cash in the amount of $3 million in lieu of certain securities that had been called for redemption.

        The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$ 60	$ (1,582)	$ 90	$ (1,571)
Dividends on preferred shares	--	(7)	(6)	(13)
Premium on redemption of preferred shares	--	--	(15)	--
Accretion of convertible debt	(1)	(1)	(3)	(2)

Net earnings (loss) applicable to common shares	$ 59	$ (1,590)	$ 66	$ (1,586)

Denominator:
Weighted-average common shares outstanding (thousands)	183,920	182,794	183,678	182,537

Basic earnings (loss) per common share	$ 0.32	$ (8.70)	$ 0.36	$ (8.69)

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares, assuming
dilution	$ 59	$ (1,590)	$ 66	$ (1,586)

Denominator:
Weighted-average common shares outstanding (thousands)	183,920	182,794	183,678	182,537
Dilutive effect of:
Stock options and warrants	734	--	871	--
Convertible debt	1,896	--	--	--

Weighted-average common shares outstanding, assuming
dilution (thousands)	186,550	182,794	184,549	182,537

Diluted earnings (loss) per common share	$ 0.32	$ (8.70)	$ 0.36	$ (8.69)

Note 6. Long-term debt

        Effective June 3, 2003, we renewed committed bank credit facilities aggregating $643 million at June 30, 2003, including one facility entered into by one of our United States subsidiaries. These facilities are provided by a group of banks under separate agreements, the terms of each agreement being substantially the same. Except for four facilities totalling $145 million in commitments, the facilities include revolving commitments of from 364 days to up to four years. The other four facilities totalling $145 million in commitments have only revolving periods, which expire either in June 2005, June 2006 or June 2007. The revolving period of each of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The revolving periods for the facilities currently expire on dates ranging from June 1, 2004 to June 4, 2007, with $243 million of these facilities expiring on June 1, 2004.

        Each facility provides that, so long as advances are outstanding, we will be required to maintain a Tangible Net Worth, as defined, of not less than $1,500 million and a ratio of Consolidated Indebtedness, as defined, to Tangible Net Worth, as defined, not to exceed 50:50. At June 30, 2003, the Tangible Net Worth was $3.7 billion and the ratio of Consolidated Indebtedness to Tangible Net Worth was 27:73.

        In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023 (“Convertible Debentures”), representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). The total combined gross proceeds were $476 million from these two issues of convertible debt securities and the net cash proceeds were $470 million after deduction of commissions and other after-tax expenses.

        The Convertible Debentures and the Subordinated Convertible Debentures are convertible at the option of the holders into our Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, only in the following circumstances: (i) if our Common Share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable; (ii) if the trading price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, over a specified period has fallen below 95% of the amount equal to our then prevailing Common Share price times the applicable conversion rate; (iii) if we were to call the Convertible Debentures or the Subordinated Debentures, as applicable, for redemption; or (iv) if certain specified corporate events were to occur. Each Convertible Debenture will be convertible into 31.9354 Common Shares, representing an initial conversion price of approximately $28.61 per Common Share, and each Subordinated Convertible Debenture will be convertible into 38.4423 Common Shares, representing a conversion price of approximately $26.01 per Common Share.

        Holders of the Convertible Debentures have the right to have us redeem these Debentures at their issue price plus accrued interest on March 14 in each of 2010, 2014 and 2018. We have the right to redeem the Convertible Debentures at any time on or after March 19, 2010. We have the right to redeem the Subordinated Convertible Debentures on or after March 19, 2008 if our Common Shares trade over a specified period above 125% of the conversion price for these securities. Holders of the Subordinated Convertible Debentures have no right to require us to redeem these subordinated securities. In meeting the conversion, redemption, payment at maturity and other related terms of these convertible debt securities, we have the right, at our option, to satisfy these obligations in cash, our Common Shares or any combination thereof. In the event that the holders of the Convertible Debentures exercise their right to have us redeem these Debentures, it is our current intention that we would meet this obligation in cash.

        In the case of the Convertible Debentures, these securities rank equally and ratably with all of our existing and future unsecured and unsubordinated indebtedness. The Subordinated Convertible Debentures are subordinated to all of our senior indebtedness, which includes, among other obligations, all of our existing and future unsecured and unsubordinated indebtedness.

        For Canadian reporting purposes, these convertible debt securities were recorded as $114 million of debt and $356 million of equity. These convertible debt securities are not dilutive for purposes of calculating diluted earnings per share since holders of these securities, based upon the terms of their conversion rights as discussed above, can only convert these securities when our Common Share price has exceeded a certain threshold above the effective conversion prices and such threshold levels have not been exceeded.

        On March 28, 2003, in addition to the exercise of our optional right to redeem all of our Series E Preferred Shares, as discussed in Note 7 below, we announced that we would exercise our optional right to redeem all of our outstanding $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 on May 1, 2003. The total aggregate redemption price for the $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 was $178 million, including approximately $3 million in accrued interest. Pursuant to their terms, we redeemed these Convertible Debentures by paying the optional redemption price of $1,011.50 per $1,000.00 principal amount for each Convertible Debenture.

Note 7. Convertible debt

        Changes in convertible debt were as follows:

Amount

December 31, 2002	$238
Convertible debt issued (Note 6)	356
Accretion of convertible debt	5

June 30, 2003	$599

Note 8. Preferred Shares

        On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Series E Preferred Shares having a $472 million aggregate liquidation preference and which are subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. Pursuant to their terms, we redeemed the Series E Preferred Shares by paying the optional redemption price of $51.10 per share plus all accrued and unpaid dividends on the Series E Preferred Shares to the May 1, 2003 redemption date. Holders of the Series E Preferred Shares had the right to convert their shares into our Common Shares at a fixed conversion rate of 1.19474 Common Shares for each Series E Preferred Share held at any time prior to the May 1, 2003 redemption date. The conversion rate represented an effective conversion price of $41.85 per share. The total aggregate redemption price covering the Series E Preferred Shares was $487 million, including a redemption premium of $11 million based upon the $50 issue price per Series E Preferred Share and $4 million in accrued dividends.

        Changes in the Series E Preferred Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	9,439,600	$ 472
Shares converted into common shares	(1,193)	--
Shares redeemed	(9,438,407)	(472)

June 30, 2003	--	$ --

Note 9. Warrants

        Changes in warrants were as follows:

	Number
	of warrants	Amount

December 31, 2002	11,023,497	$62
Warrants issued	371	--

June 30, 2003	11,023,868	$62

Note 10. Commitments and contingencies

(a) Commitments

        The following table summarizes certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2003	2004	2005	2006	2007	Thereafter

Purchase obligations	$128	$43	$52	$ 1	$1	$ 5
Operating leases	13	20	14	10	5	2
Other	--	1	2	2	3	96

Total	$141	$64	$68	$13	$9	$103

(b) Contingencies

        In the course of our operations, we are subject to environmental and other claims and legal proceedings. We do not believe that the outcome of any such pending claims or proceedings will significantly impair our operations or have a material adverse effect on our financial condition although they may have a material adverse impact on our results of operations in a particular period.

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

Note 11. Segment information

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

        Data by operating segments as of and for the periods indicated was as follows:

	Finished products		Intermediates		Development Projects		Eliminations		Total

Six months ended June 30.	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net Sales to customers	$ 1,155	1,063	$ 37	34	$ -	-	$ -	-	$ 1,192	1,097
Intersegment sales	-	-	178	133	-	-	(178)	(133)	-	-

Net sales	$ 1,155	1,063	$ 215	167	$ -	-	$ (178)	(133)	$ 1,192	1,097

Segment operating earnings (loss)	$ 136	136	$ 57	24	$ (6)	(2,325)	$ (13)	(12)	$ 174	(2,177)

Currency translation adjustments									150	35
Corporate selling, general and administrative expenses									36	46

Operating loss									(12)	(2,258)
Interest expense									26	23
Other income, net									(41	(7)

Earnings (loss) before income and mining taxes and minority interest									$ 3	(2,274)
	Finished products		Intermediates		Development Projects		Eliminations		Total

Three months ended June 30.	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

	(Restated)					(Restated)

Net Sales to customers	$ 577	571	$ 22	20	$ -	-	$ -	-	$ 599	591
Intersegment sales	-	-	106	76	-	-	(106)	(76)	-	-

Net sales	$ 577	571	$ 128	96	$ -	-	$ (106)	(76)	$ 599	591

Segment operating earnings (loss)	$ 64	70	$ 33	19	$ (6)	(2,324)	$ (5)	(6)	$ 86	(2,241)

Currency translation adjustments									72	34
Corporate selling, general and administrative expenses									24	25

Operating loss									(10)	(2,300)
Interest expense									12	13
Other income, net									(13)	(4)

Loss before income and mining taxes and minority interest									$ (9)	(2,309)

Identifiable assets at June 30, 2003
and December 31, 2002	$ 2,283	2,137	$ 1,220	1,217	$4,357	4,011	$ (28)	(15)	$ 7,832	7,350

Other assets									635	1,227

Total assets at June 30, 2003 and December 31, 2002									$ 8,467	8,577

Note 12. Supplemental information

        Supplemental information in connection with the Consolidated Balance Sheet follows:

	June 30,	December 31,
	2003	2002
(Restated)

Cash	$ 37	$ 36
Marketable securities	516	1,051

Cash and marketable securities	$ 553	$ 1,087

Finished and in-process metals	$ 562	$ 510
Supplies	64	66

Inventories	$ 626	$ 576

Property, plant and equipment, at cost	$ 11,119	$ 10,680
Accumulated depreciation and depletion	4,425	4,298

Property, plant and equipment, net	$ 6,694	$ 6,382

Note 13. Stock compensation plans

        Canadian GAAP establishes a fair value-based method of accounting for stock-based compensation plans, which we adopted prospectively on January 1, 2003. For the six months ended June 30, 2003, an expense of $2 million was charged to earnings with the offset credited to contributed surplus to reflect the fair value of stock options granted to employees in the first half of 2003. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002

Stock price at grant date	$ 20.85	$ 17.62
Exercise price	$ 20.85	$ 17.62
Weighted-average fair value of options granted during the period	$ 6.29	$ 5.92
Expected life of options (years)	3	3
Expected stock price volatility	41.1%	44.1%
Expected dividend yield	-%	-%
Risk-free interest rate	2.1%	3.6%

Note 14. Significant differences between Canadian and United States GAAP

        Our consolidated financial statements are prepared in accordance with Canadian GAAP. The most significant differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for asset impairment charges, post-retirement benefits, convertible debt, derivative instruments, income and mining taxes, investments and reporting of comprehensive income.

        The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Six months ended June 30	2003	2002

Net earnings (loss) - Canadian GAAP	$ 90	$(1,571)
Increased asset impairment charges (a)	--	(779)
Increased post-retirement benefits expense (b)	(14)	(12)
Increased interest expense (c)	(9)	(5)
Unrealized net gain on derivative instruments (d)	5	--
Increased income and mining tax expense (e)	(243)	--
Taxes on United States GAAP differences	7	164

Net loss before cumulative effect of a change in accounting principle
- United States GAAP	(164)	(2,203)
Cumulative effect of a change in accounting principle - asset retirement obligation (f)	(18)	--

Net loss - United States GAAP	(182)	(2,203)

Other comprehensive income (loss):
Reclassification of net gain on derivatives designated as cash flow hedges (d)	(18)	(9)
Change in fair value of derivatives designated as cash flow hedges (d)	20	61
Reclassification to earnings of unrealized loss (gain) on long-term investments (g)	(18)	23
Unrealized gain on long-term investments (g)	17	16
Taxes on other comprehensive income (loss)	1	(21)

Other comprehensive income	2	70

Comprehensive loss (h)	$ (180)	$ (2,133)

Net loss per share - Basic
Net loss per share before cumulative effect of a
change in accounting principle - United States GAAP	$ (1.01)	$ (12.14)
Cumulative effect of a change in accounting principle	(0.10)	--

Net loss per share - Basic	$ (1.11)	$ (12.14)

Net loss per share - Diluted
Net loss per share before cumulative effect of a
change in accounting principle - United States GAAP	$ (1.01)	$ (12.14)
Cumulative effect of a change in accounting principle	(0.10)	--

Net loss per share - Diluted	$ (1.11)	$ (12.14)

(a) Asset Impairment Charges

        Under United States GAAP, when the net carrying value of a long-lived asset exceeds the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its fair value is charged to earnings. In addition, financing costs are excluded from the evaluation of a long-lived asset for impairment purposes under United States GAAP whereas such costs are included under Canadian GAAP. For United States reporting purposes, the non-cash asset impairment charge would have been $2,172 million, net of deferred income and mining taxes of $928 million, in respect of the reduction in the carrying value of the Voisey’s Bay project and $62 million, net of income and mining taxes of $15 million, in respect of the reduction in the carrying value of certain plant, equipment and other assets. Fair value was estimated using discounted probability-weighted expected net cash flows and a risk-free interest rate. For United States segment reporting purposes, gross charges of $3,100 million and $77 million before tax adjustments would be included in our Voisey’s Bay project and finished products segments, respectively.

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

(c) Convertible debt

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

(e) Income and mining taxes

        Under Canadian GAAP, income and mining tax assets and liabilities are computed using tax rates that are considered to be substantively enacted whereas U.S. GAAP requires that these assets and liabilities be computed using tax rates that are enacted. For Canadian reporting purposes, income and mining taxes for the three-month and six-month periods ended June 30, 2003 included an income tax benefit of $96 million, a substantial portion of which was determined assuming substantively enacted tax rates. After adjusting for the difference in the deferred income and mining tax liability related principally to the Voisey's Bay project, income and mining taxes expense would increase by $243 million for U.S. reporting purposes for the three-month and six-month periods ended June 30, 2003. This increase will be substantially reversed in the period in which the tax rate changes are enacted.

(f) Asset retirement obligation

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

(g) Investments

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

        Changes in retained earnings (deficit) and accumulated other comprehensive loss under United States GAAP were as follows:

Six months ended June 30	2003	2002

Retained earnings (deficit) at beginning of period	$ (991)	$ 1,154
Net loss	(182)	(2,203)
Dividends on preferred shares	(6)	(13)
Premium on redemption of preferred shares	(15)	--

Deficit at end of period	$ (1,194)	$ (1,062)

Accumulated other comprehensive loss at beginning of period	$ (485)	$ (316)
Other comprehensive income	2	70

Accumulated other comprehensive loss at end of period	$(483)	$ (246)

Recent Accounting Pronouncements

        Effective December 31, 2002, we adopted, for United States reporting purposes, Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. This Interpretation clarifies the requirements for disclosure of certain types of guarantees. The Interpretation also requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. There was no significant impact on our results of operations or financial condition as a result of the adoption of this Interpretation.

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

        Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements with respect to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we prospectively adopted, for stock options granted in 2003 and in future years, the fair value based method of accounting for our stock-based employee compensation. For the first six months of 2003, the change in accounting resulted in a decrease in net earnings of $2 million, or one cent per share.

        Effective June 30, 2003, we adopted, for United States reporting purposes, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. The standard had no impact on Inco’s financial statements.

        Effective July 1, 2003, we adopted, for United States reporting purposes SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires, for instruments meeting certain criteria, that an issuer must classify the instruments as liabilities (or assets in some circumstances). The adoption of this new standard will not have a significant impact on our results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month and six-month periods ended June 30, 2003, prepared in accordance with Canadian GAAP, which generally conform with those principles established in the United States, except as explained in Note 14 to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our 2002 Annual Report on Form 10-K, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Statement Regarding Forward-Looking Statements” on page 25 of this Report.

Results of operations

        The following table summarizes our results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$ 599	$ 591	$ 1,192	$ 1,097
Operating loss	(10)	(2,300)	(12)	(2,258)
Net earnings (loss)	60	(1,582)	90	(1,571)
Net earnings (loss) per common share
- basic	0.32	(8.70)	0.36	(8.69)
- diluted	0.32	(8.70)	0.36	(8.69)
Cash provided by (used for) operating activities	81	154	(17)	199

        Net earnings were $60 million, or 32 cents per share (32 cents per share on a diluted basis), for the second quarter of 2003, compared with a net loss of $1,582 million, or $8.70 per share ($8.70 per share on a diluted basis), in the corresponding 2002 period. Results for the second quarter of 2003 included an after-tax expense of $23 million, or 13 cents per share, associated with the strike, which began on June 1, 2003, by production and maintenance employees at our Ontario operations. Strike expenses are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance incurred during the strike period which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed. Second quarter 2003 results also included (1) a non-cash income tax benefit of $96 million, or 52 cents per share, (2) unfavourable non-cash currency translation adjustments of $72 million, or 39 cents per share, and (3) an after-tax charge of $6 million, or three cents per share, to accrue for additional costs relating to the suspension of certain development activities and other actions concerning the Goro project in New Caledonia. The income tax benefit was primarily due to the revaluation of deferred income tax liabilities for reductions in future tax rates and the overall favourable effect of certain other changes in Canadian tax legislation affecting mining companies. Currency translation adjustments of $72 million in the second quarter of 2003 were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the quarter on Canadian-dollar denominated liabilities. Second quarter 2003 results also reflected significantly higher average realized prices for nickel, partially offset by higher costs and expenses, lower deliveries of Inco-source nickel and platinum-group metals, and lower realized prices for palladium. The second quarter 2002 results included a non-cash after-tax asset impairment charge of $1,613 million, or $8.82 per share, to reduce the carrying value of the Voisey’s Bay project and certain other assets and unfavourable non-cash currency translation adjustments of $34 million, or 19 cents per share.

        Net earnings for the first half of 2003 were $90 million, or 36 cents per share (36 cents per share on a diluted basis), compared with a net loss of $1,571 million, or $8.69 per share ($8.69 per share on a diluted basis), in the corresponding 2002 period. Results for the first half of 2003 included the following items: (1) unfavourable non-cash currency translation adjustments of $150 million, or 82 cents per share, (2) income tax benefits of $134 million, or 73 cents per share, (3) currency hedging gains net of suspension costs relating to the Goro project of $5 million, or three cents per share, (4) a loss of $2 million, or one cent per share, realized on the redemption of certain convertible debt securities, (5) an after-tax expense of $23 million, or 13 cents per share, associated with the strike by production and maintenance employees at the Ontario operations, and (6) with respect to only the calculation of net earnings per share, a premium of $15 million, or eight cents per share, paid on the May 1, 2003 redemption of the Series E Preferred Shares. Currency translation adjustments of $150 million in the first half of 2003 were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the period on Canadian-dollar denominated liabilities. The income tax benefits of $134 million consisted of the deferred income tax benefit referred to above and a benefit of $38 million recorded in the first quarter of 2003 relating to favourable rulings and other decisions on tax matters from Canadian and other jurisdictions regarding the tax treatment of certain prior period transactions and other issues. First half 2003 results also reflected significantly higher average realized prices for nickel, partially offset by higher costs and expenses, lower deliveries of Inco-source nickel, platinum, palladium, copper and cobalt, and lower realized prices for certain platinum-group metals. Results for the first half of 2002 included non-cash after-tax asset impairment charges of $1,626 million, or $8.91 per share, to reduce the carrying value of the Voisey’s Bay project and certain other assets and unfavourable non-cash currency translation adjustments of $35 million, or 19 cents per share.

Net sales

        The following tables show our average realized prices for nickel and copper and the London Metal Exchange (“LME”) average cash prices for nickel and copper for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Inco Average Realized Prices	2003	2002	2003	2002

Nickel (1) - per tonne	$ 8,652	$ 7,296	$ 8,618	$ 6,901
- per pound	3.92	3.31	3.91	3.13
Copper - per tonne	1,641	1,673	1,686	1,656
- per pound	0.74	0.76	0.76	0.75

(1) Including intermediates

	Three Months Ended June 30,		Six Months Ended June 30,
LME Average Cash Prices	2003	2002	2003	2002

Nickel (1) - per tonne	$ 8,375	$ 6,950	$ 8,361	$ 6,578
- per pound	3.80	3.15	3.79	2.98
Copper - per tonne	1,641	1,611	1,652	1,584
- per pound	0.74	0.73	0.75	0.72

        Deliveries of primary metals for the periods indicated are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
Deliveries	2003	2002	2003	2002

Nickel in all forms (tonnes)
- Inco-source	50,245	56,726	96,115	109,915
- Purchased	6,995	5,357	14,963	10,846

	57,240	62,083	111,078	120,761

Copper (tonnes)	22,506	30,691	58,759	62,712

Cobalt (tonnes)	269	386	595	760

	(in thousands)
Platinum-group metals (troy ounces)	96	121	184	218

Gold (troy ounces)	12	19	30	38

Silver (troy ounces)	500	410	910	830

        Net sales increased slightly to $599 million in the second quarter of 2003, compared with $591 million in the corresponding 2002 period, due to significantly higher average realized prices for nickel, partially offset by lower deliveries of Inco-source nickel and platinum-group metals, and lower realized prices for palladium. The decrease in deliveries was primarily due to lower production at our Ontario operations as a consequence of the June 1, 2003 strike by production and maintenance employees, partially offset by higher nickel deliveries from our Manitoba operations resulting from increased demand for plating products in China.

        In the first half of 2003, net sales were $1,192 million, up nine per cent from $1,097 million in the corresponding 2002 period. The increase was primarily due to significantly higher average realized prices for nickel, partially offset by lower deliveries of Inco-source nickel, platinum, palladium, copper and cobalt, and lower realized prices for certain platinum-group metals. The decrease in deliveries was primarily due to lower production at our Ontario operations as a result of the strike and at our 59 per cent owned subsidiary, PT Inco, as a result of its scheduled furnace rebuild that was completed in the first quarter of 2003.

Costs and expenses

Cost of sales and operating expenses

        The following table sets forth production data for nickel, nickel unit cash cost of sales both before and after by-product credits for the periods indicated, and finished nickel inventories as of the end of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Production Data	2003	2002	2003	2002

Nickel in all forms (tonnes)	45,197	55,445	95,425	114,992

Nickel unit cash cost of sales before by-product credits
- per tonne	$ 4,189	$ 3,153	$ 4,145	$ 3,175
- per pound	1.90	1.43	1.88	1.44
Nickel unit cash cost of sales after by-product credits
- per tonne	$ 4,189	$ 2,712	$ 4,322	$ 2,888
- per pound	1.90	1.23	1.96	1.31
Finished nickel inventories at end of period (tonnes)	23,086	28,406	23,086	28,406

        Cost of sales and operating expenses increased 21 per cent and 22 per cent in the second quarter and first half of 2003, respectively, compared with the corresponding 2002 periods, reflecting the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar, higher energy costs and employment expenses, and increased costs and operating expenses for purchased intermediates. Cost of sales and operating expenses included a pre-tax expense of $35 million in the second quarter and first half of 2003 associated with the strike by production and maintenance employees at our Ontario operations. In addition, deliveries of purchased finished nickel in the second quarter and first half of 2003 increased by 31 per cent and 38 per cent, respectively, compared with the corresponding 2002 periods. The cost of these purchases is based upon LME and other benchmark prices and is included in cost of sales.

        Nickel unit cash cost of sales after by-product credits increased to $4,189 per tonne ($1.90 per pound) in the second quarter of 2003 and $4,322 per tonne ($1.96 per pound) in the first half of 2003 from $2,712 per tonne ($1.23 per pound) and $2,888 per tonne ($1.31 per pound), respectively, in the corresponding periods of 2002. These increases were principally due to the unfavourable effect of a strengthening of the Canadian dollar relative to the U.S. dollar, the impact of higher costs for and processing of larger volumes of purchased intermediates, higher energy and employment and pension costs and lower contributions from by-products, primarily resulting from higher copper production costs and lower realized prices for two platinum-group metals, palladium and rhodium, partially offset by higher realized prices for platinum. The average value of the Canadian dollar, the currency in which a substantial portion of our operating expenses is incurred, strengthened against the U.S. dollar by 11 per cent in the second quarter of 2003 and by nine per cent in the first half of 2003 relative to the corresponding 2002 periods. Excluding the costs associated with purchased intermediates, nickel unit cash cost of sales after by-product credits was approximately $3,748 per tonne ($1.70 per pound) in the second quarter of 2003 and approximately $3,815 per tonne ($1.73 per pound) in the first half of 2003.

        We use purchased intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased intermediates is higher than processing our own mine production and increases as the prevailing prices on which this material is purchased by us (LME cash nickel or other benchmark prices) increases, the price realizations are also higher resulting in margins on these purchases remaining relatively unchanged.

        The increase in energy costs was due to higher prices paid for natural gas at the Ontario operations and higher prices paid for fuel oil at PT Inco.

        Nickel production decreased by 19 per cent to 45,197 tonnes (100 million pounds) in the second quarter of 2003, compared with 55,445 tonnes (122 million pounds) in the corresponding 2002 period, reflecting lower ore grades at the Canadian operations and, as discussed above, reduced production at our Ontario operations due to the strike, partially offset by the processing of higher volumes of purchased intermediates and higher ore grades at PT Inco. Nickel production decreased by 17 per cent to 95,425 tonnes (210 million pounds) in the first half of 2003, compared with 114,992 tonnes (254 million pounds) in the corresponding 2002 period, reflecting lower production at the Ontario operations due to the strike and seismic activity at the Creighton Mine during the first quarter of 2003 and lower production during the first quarter of 2003 at PT Inco due to the furnace rebuild, partially offset by the processing of higher volumes of purchased intermediates and higher ore grades at PT Inco.

Selling, general and administrative

        Selling, general and administrative expenses were $36 million in the second quarter of 2003, down slightly from $37 million in the second quarter of the 2002. Selling, general and administrative expenses decreased 13 per cent to $60 million in the first half of 2003, compared with $69 million in the corresponding 2002 period, primarily due to lower accruals for common share appreciation rights expense under our stock compensation plans.

Research and development

        Research and development expenses increased to $9 million and $14 million in the second quarter and first half of 2003, respectively, from $5 million and $8 million in the respective 2002 periods, primarily due to higher spending on the hydromet research program relating to the Voisey’s Bay project.

Currency translation adjustments

        Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable, asset retirement obligations and deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments of $72 million and $150 million in the second quarter and first half of 2003, respectively, were due to the significant strengthening of the Canadian dollar relative to the U.S. dollar during these periods.

Non-operating items

Interest expense

        Interest expense for the second quarter and first half of 2003 was $12 million and $26 million, respectively, compared with $13 million and $23 million in the respective periods of 2002. The increase in the first half of 2003 was due to higher average debt outstanding relative to the corresponding period in 2002. Interest expense excluded capitalized interest of $11 million and $24 million in the second quarter and first half of 2003, respectively, compared with $4 million and $6 million, respectively, in the corresponding 2002 periods, on the increased level of debt.

Other income, net

        Other income increased by $9 million to $13 million in the second quarter of 2003, compared with $4 million in the second quarter of 2002, primarily due to gains of $16 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations, partially offset by an additional provision for losses relating to certain receivables arising from commercial relationships with one of our principal customers that had filed for bankruptcy protection in March 2002. Other income increased by $34 million to $41 million in the first half of 2003, compared with $7 million in the corresponding period of 2002, due to gains of $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations. In addition, currency hedging gains of $11 million were realized on the closing out of certain forward currency contracts and interest income also increased as a result of higher levels of cash and marketable securities in the first half of 2003 relative to the corresponding period in 2002. These favourable occurrences were partially offset by the additional provision for losses relating to certain receivables referred to above and a loss of $2 million on the May 1, 2003 redemption of our 5¾% Convertible Debentures due 2004. The forward currency contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned Goro project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their deferral as a result of the comprehensive review of the Goro project currently being undertaken.

Income and mining taxes

        The effective income and mining tax rates in the second quarter and first half of 2003 were significantly affected by the recognition of the income tax benefits discussed above. In addition, the effective income and mining tax rates were affected by significantly higher non-deductible currency translation adjustments, partially offset by non-taxable gains from the sale or transfer of shares and other interests, which are not subject to tax as a result of available capital losses, and currency hedging gains included in other income. The effective rate was also favourably impacted by the higher earnings of PT Inco which are taxed at a relatively lower rate. The effective income and mining tax rates in the second quarter and first half of 2002 were adversely affected by an asset impairment charge where a portion of that charge was not deductible for tax purposes.

Minority interest

        Minority interest increased by $3 million and $10 million in the second quarter and first half of 2003, respectively, compared with the corresponding 2002 periods, primarily due to the higher earnings of PT Inco.

Cash Flows and Financial Condition

        Cash flow generated from operating activities before changes in working capital was $103 million in the second quarter of 2003, down from $134 million in the corresponding 2002 period. Net cash provided by operating activities (after changes in working capital) in the second quarter of 2003 was $81 million, compared with $154 million in the corresponding quarter of 2002. The decrease in net cash provided by operating activities in the second quarter of 2003 relative to the corresponding 2002 period was due to lower earnings, excluding asset impairment and other non-cash items, higher tax payments in 2003 and an increase in non-cash working capital principally attributable to lower accounts payable and accrued liabilities as a result of the strike and higher cost of inventories, partially offset by lower accounts receivable. Net cash used for operating activities in the first half of 2003 was $17 million, compared with net cash provided by operating activities of $199 million in the corresponding 2002 period. The change was primarily due to higher tax payments in 2003 and an increase in non-cash working capital principally attributable to lower accounts payable and accrued liabilities as a result of the June 1, 2003 strike and higher cost of inventories, partially offset by higher earnings, excluding asset impairment and other non-cash items.

        Net cash used for investing activities increased to $113 million and $277 million in the second quarter and first half of 2003, respectively, compared with $85 million and $153 million in the respective periods of 2002. The increases were primarily due to higher planned capital expenditures in 2003, mainly in respect of the Voisey’s Bay and Goro projects.

        Net cash used for financing activities was $661 million and $240 million in the second quarter and first half of 2003, respectively, compared with net cash provided by financing activities of $419 million and $378 million, respectively, in the corresponding periods of 2002. In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023, representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052. The total combined gross proceeds were $476 million from these two issues of convertible debt securities. The net cash proceeds of $470 million received from the concurrent private offerings, after commissions and other expenses, were used to redeem in the second quarter of 2003 (i) our Series E Preferred Shares, and (ii) $173 million aggregate principal amount of our 5¾% Convertible Debentures due 2004. For Canadian reporting purposes, these convertible debt securities have been recorded as $114 million of debt and $356 million of equity. For United States reporting purposes, these convertible debt securities have been recorded as debt.

        On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Series E Preferred Shares having a $472 million aggregate liquidation preference and which were subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. We also announced the redemption of all of our outstanding $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 on May 1, 2003. These redemptions were completed on May 1, 2003. The total aggregate redemption price for the Series E Preferred Shares was $487 million, including a total redemption premium of $15 million based upon the $50 issue price per Series E Preferred Share. The total aggregate redemption price for the $173 million aggregate principal amount of 5¾% Convertible Debentures due 2004 was $178 million, including $3 million in accrued interest.

        At June 30, 2003, cash and marketable securities were $553 million, down from $1,087 million at December 31, 2002, reflecting the cash paid in respect of the redemptions of the Series E Preferred Shares and 5¾% Convertible Debentures due 2004 in the second quarter of 2003, partially offset by the net cash proceeds of $470 million received from the two concurrent private offerings of convertible debt in the first quarter of 2003. Total debt was $1,550 million at June 30, 2003, down from $1,643 million at December 31, 2002. Total debt as a percentage of total debt plus shareholders’ equity was 29 per cent at June 30, 2003, compared with 30 per cent at December 31, 2002. Under Canadian GAAP, a substantial portion of our convertible debt is recorded as equity and not debt.

Accounting changes

(a) Expensing cost of stock options

        Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. As a result of this change in accounting, which was applied prospectively, an expense of $1 million and $2 million was recorded in the second quarter and first half of 2003, respectively, to reflect the fair value of stock options granted to employees in the first half of 2003.

(b) Asset retirement obligations

        Effective January 1, 2003, we adopted a new accounting standard relating to asset retirement obligations. Under this new standard, retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated. As a result of this change, the deficit increased by $18 million at January 1, 2003, property, plant and equipment increased by $37 million at December 31, 2002, deferred income and mining taxes decreased by $12 million at December 31, 2002, and the asset retirement obligation increased by $67 million at December 31, 2002. A pre-tax expense of $2 million and $4 million was recorded in the second quarter and first half of 2003, respectively, for accretion and depreciation for asset retirements.

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

Item 4.    Controls and Procedures

        As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) and, based upon such review and evaluation required by Rule 13a-15 or Rule 15d-15 under the U.S. Securities Exchange Act of 1934, as amended, concluded that such disclosure controls and procedures were effective and met the requirements thereof.

Cautionary notice regarding forward-looking statements

        Certain statements contained in this Report on Form 10-Q are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning: (i) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (ii) premiums realized over London Metal Exchange cash prices; and (iii) the enactment or completion of the necessary legislation, feasibility studies, financing plans and arrangements and other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs, (b) political unrest or instability in countries such as Indonesia and (c) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables and capital costs, and the financing plans and arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, our development projects. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

(c)        On April 17, 2003, the remaining outstanding stock options held by former employees of Diamond Fields Resources Inc. were exercised by one holder and upon such exercise, including payment of the total aggregate exercise price of Cdn. $875,000, the holder received a combination of 485,471 Common Shares with a value of $17 million and cash in the amount of $3 million in lieu of certain securities that had been called for redemption. This transaction did not involve a public offering and the Common Shares were issued outside the United States without registration under the U.S. Securities Act of 1933, as amended, in reliance on Regulation S under such Act.

          In connection with the Company´s decision to redeem its Series E Preferred Shares and 5¾% Convertible Debentures due 2004 on May 1, 2003, certain holders of these securities elected to exercise their conversion rights prior to the redemptions and, accordingly, 17,424 Common Shares were issued upon conversion of 1,193 Series E Preferred Shares and 15,700 Common Shares were issued upon conversion of $471,000 aggregate principal amount of the 5¾% Convertible Debentures due 2004. These Common Shares were issued without registration under the U.S. Securities Act of 1933, as amended, in reliance upon Section 3(a)(9) of such Act.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)           Our 2003 Annual Meeting of Shareholders (the “Meeting”) was held on April 16, 2003.

(b),(c)	Two matters, as described in the our Proxy Circular and Statement for the Meeting, were submitted to a vote of shareholders (holders of the Company’s voting securities, constituting its Common and Series E Preferred Shares) at the Meeting: (i) the election of six Directors, and (ii) the appointment of Auditors. The particulars of these matters are as follows:

(1)

Election of Directors. The following six Directors were nominated at the Meeting and, in the absence of further nominations, elected (with the votes for and withheld for each as indicated below) to hold office for the term expiring at our Annual Meeting of Shareholders to be held in 2005:

	Votes For	Votes Withheld (a)
Glen A. Barton Angus A. Bruneau, O.C. Peter C. Jones John T. Mayberry Roger Phillips, O.C. James M. Stanford	116,714,119 116,713,968 116,711,545 116,154,035 116,710,452 116,708,439	2,113 2,264 4,687 562,197 5,780 7,793
(a) Given our policy on confidential voting, we do not receive data on broker nonvotes.
In addition, given that these Directors were elected at our Annual and Special Meeting of Shareholders in April 2002 to serve two-year terms, the term of office of the following Directors expires at our Annual Meeting of Shareholders to be held in 2004:

Ronald C. Cambre The Honourable Judith A. Erola, P.C. Scott M. Hand Chaviva M. Hosek David P. O'Brien Richard M. Thomson, O.C.
(2)

Appointment of Auditors. PricewaterhouseCoopers LLP were appointed Auditors of the Company to serve until our Annual Meeting of Shareholders to be held in 2004. In support of the vote, which was conducted by a show of hands, proxies in favour of such appointment had been received prior to the Meeting from the holders of 117,543,181 voting securities of the Company (Common Shares and Series E Preferred Shares), with the holders of 1,562,429 voting securities abstaining from voting or withholding their votes on the motion.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 99

(99.1)

The four separate certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a – 14 of the U.S. Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Release No. 33-8238.

(b)     Reports on Form 8-K

Current Report on Form 8-K dated April 15, 2003 covering Item 12 of Form 8-K relating to the Registrant’s press release on first quarter 2003 financial and operating results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED
Date: July 25, 2003	By /s/ S.F. Feiner S. F. Feiner Executive Vice-President, General Counsel and Secretary
Date: July 25, 2003	By /s/ R.A. Lehtovaara R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibit 99

(99.1)

The four separate certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant Rule 13a – 14 of the U.S. Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Release No. 33-8238.

EXHIBITS

EXHIBIT 99.1

CERTIFICATIONS

I, S.M. Hand, Chairman and Chief Executive Officer (Principal Executive Officer) of Inco Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inco Limited (the “registrant”) for the quarter ended June 30, 2003;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2003	/s/ S.M. Hand S.M. Hand Chairman and Chief Executive Officer (Principal Executive Officer)

I, F.S. Hakimi, Executive Vice-President and Chief Financial Officer (Principal Financial Officer) of Inco Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inco Limited (the “registrant”) for the quarter ended June 30, 2003;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 25, 2003	/s/ F.S. Hakimi F.S. Hakimi Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

Certification

        Pursuant to 18 U.S.C. §1350, the undersigned officer of Inco Limited, a corporation organized under the laws of Canada (the “Company”), hereby certifies that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Report”) of the Company fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2003	/s/ S.M. Hand S.M. Hand Chairman and Chief Executive Officer

Certification

        Pursuant to 18 U.S.C. §1350, the undersigned officer of Inco Limited, a corporation organized under the laws of Canada (the “Company”), hereby certifies that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Report”) of the Company fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2003	/s/ F.S. Hakimi F.S. Hakimi Executive Vice-President and Chief Financial Officer