Form 10-Q
period 2003-09-30
INCO LTD
filed 2003-10-29
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Common Shares outstanding at September 30, 2003: 185,360,547 shares, no par value.

*Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Earnings

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of United States dollars except per share amounts)	2003	2002	2003	2002

Net sales	$450	$536	$1,642	$1,633

Costs and operating expenses (income)
Cost of sales and operating expenses (Note 3)	358	336	1,189	1,020
Depreciation and depletion (Note 3)	62	58	193	193
Selling, general and administrative	44	22	104	91
Research and development	4	5	18	13
Exploration	6	5	18	14
Currency translation adjustments	6	(31)	156	4
Goro project suspension costs	(8)	—	(2)	—
Asset impairment charges	—	—	—	2,415

Total costs and operating expenses	472	395	1,676	3,750

Operating earnings (loss)	(22)	141	(34)	(2,117)
Interest expense	10	12	36	35
Other income, net (Note 4)	(20)	(20)	(61)	(27)

Earnings (loss) before income and mining taxes and minority interest	(12)	149	(9)	(2,125)
Income and mining taxes (Note 5)	2	51	(103)	(660)

Earnings (loss) before minority interest	(14)	98	94	(1,465)
Minority interest	13	7	31	15

Net earnings (loss)	(27)	91	63	(1,480)
Dividends on preferred shares	—	(6)	(6)	(19)
Accretion of convertible debt (Note 8)	(2)	(1)	(5)	(3)
Premium on redemption of preferred shares	—	—	(15)	—

Net earnings (loss) applicable to common shares	$(29)	$84	$37	$(1,502)

Net earnings (loss) per common share (Note 6)
Basic	$(0.16)	$0.46	$0.20	$(8.22)

Diluted	$(0.16)	$0.45	$0.20	$(8.22)

Consolidated Statement of Retained Earnings (Deficit)

(Unaudited)

Nine months ended September 30,	2003	2002
(in millions of United States dollars)		(Restated)

Retained earnings (deficit) at beginning of period, as previously reported	$(317)	$1,194
Change in accounting policy (Note 2)	(18)	(17)

Retained earnings (deficit) at beginning of year, as restated	(335)	1,177
Net earnings (loss)	63	(1,480)
Dividends on preferred shares	(6)	(19)
Accretion of convertible debt (Note 8)	(5)	(3)
Premium on redemption of preferred shares	(15)	—

Deficit at end of period	$(298)	$(325)

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(in millions of United States dollars)	2003	2002

ASSETS		(Restated)
Current assets
Cash and marketable securities (Note 13)	$725	$1,087
Accounts receivable	268	251
Inventories (Note 13)	665	576
Other	94	73

Total current assets	1,752	1,987
Property, plant and equipment (Note 13)	6,787	6,382
Deferred charges and other assets	267	208

Total assets	$8,806	$8,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Note 7)	$403	$97
Accounts payable	209	338
Accrued payrolls and benefits	122	118
Other accrued liabilities	222	210
Income and mining taxes payable	29	167

Total current liabilities	985	930
Deferred credits and other liabilities
Long-term debt (Note 7)	1,404	1,546
Deferred income and mining taxes	1,552	1,352
Post-retirement benefits	581	475
Asset retirement obligation	141	119
Minority interest	399	368

Total liabilities	5,062	4,790

Commitments and contingencies (Note 11)
Shareholders’ equity
Convertible debt (Note 8)	602	238

Preferred shares (Note 9)	—	472

Common shareholders’ equity
Common shares issued and outstanding 185,360,547	2,816	2,771
(2002 — 183,238,351 shares) (Note 6)
Warrants (Note 10)	62	62
Contributed surplus	562	559
Deficit	(298)	(335)

	3,142	3,057

Contingently issuable equity (Note 6)	—	20

Total shareholders’ equity	3,744	3,787

Total liabilities and shareholders’ equity	$8,806	$8,577

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of United States dollars)	2003	2002	2003	2002

Operating activities
Earnings (loss) before minority interest	$(14)	$98	$94	$(1,465)
Charges (credits) not affecting cash
Depreciation and depletion	62	58	193	193
Deferred income and mining taxes	—	24	(58)	(763)
Asset impairment charges	—	—	—	2,415
Other	1	(25)	73	3
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	10	54	(17)	(30)
Inventories	(39)	(10)	(89)	(13)
Accounts payable and accrued liabilities	3	7	(50)	20
Income and mining taxes payable	24	58	(138)	124
Other	(15)	1	(18)	(23)
Other	(13)	2	12	5

Net cash provided by operating activities	19	267	2	466

Investing activities
Capital expenditures	(126)	(181)	(417)	(338)
Other	3	(9)	17	(5)

Net cash used for investing activities	(123)	(190)	(400)	(343)

Financing activities
Long-term borrowings	308	428	308	846
Repayments of long-term debt	(53)	(41)	(269)	(79)
Convertible debt issued (Notes 7 and 8)	—	—	470	—
Preferred shares redeemed (Note 9)	—	—	(487)	—
Common shares issued	23	—	27	12
Preferred dividends paid	—	(6)	(6)	(19)
Dividends paid to minority interest	—	—	(2)	(1)
Other	(2)	—	(5)	—

Net cash provided by financing activities	276	381	36	759

Net increase (decrease) in cash and marketable securities	172	458	(362)	882
Cash and marketable securities at beginning of period	553	730	1,087	306

Cash and marketable securities at end of period	$725	$1,188	$725	$1,188

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.  Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 15 for significant differences between Canadian and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and note disclosures required by Canadian GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.  Changes in Accounting Policies

     (a)  Stock-based compensation

     Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. As a result of this change in accounting policy, which was applied prospectively, an expense of $1 million and $3 million was recorded in the third quarter and first nine months of 2003, respectively, to reflect the fair value of stock options granted to employees in 2003.

     (b)  Asset retirement obligations

     Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants (“CICA”) relating to asset retirement obligations. This standard significantly changed the method of accounting for future removal and site restoration costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated. As a result of this change, certain balance sheet accounts as of December 31, 2002 were restated as follows: the deficit increased by $18 million; property, plant and equipment increased by $37 million; deferred income and mining taxes decreased by $12 million; and the asset retirement obligation increased by $67 million. An expense of $2 million and $6 million was recorded in the third quarter and first nine months of 2003, respectively, for accretion and depreciation for asset retirements.

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

Note 3.  Strike expenses

     A strike of the unionized workforce at our Ontario operations began on June 1, 2003 and a new collective agreement ending the strike was entered into on August 28, 2003. Strike expenses are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance, incurred during the strike period which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed. During the course of this 13-week strike, we incurred strike expenses in the amount of $72 million and $107 million during the third quarter and first nine months of 2003, respectively. Included in these expenses was depreciation expense of $13 million and $19 million for the third quarter and first nine months of 2003, respectively. The balance of the strike expenses was included in cost of sales and other operating expenses.

     Note 4.  Other income, net

     Other income, net is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest income	$4	$4	$11	$8
Gains from sales of securities and other interests received as part of collaborations	—	—	35	—
Interest from a tax refund	7	14	7	14
Other	9	2	8	5

Other income, net	$20	$20	$61	$27

Note 5.  Income and mining taxes

     The effective income and mining tax rates for the third quarter and first nine months of 2003 were affected by non-deductible currency translation adjustments primarily due to the translation of Canadian dollar-denominated liabilities into U.S. dollars. These rates were also affected by a significant appreciation of the Canadian dollar in 2003 which resulted in a gain subject to Canadian income taxes. In addition, the effective tax rates for both periods were impacted by higher earnings of PT International Nickel Indonesia Tbk, which are taxed at a relatively lower rate.

     The effective income and mining tax rate in the first nine months of 2003 was also significantly affected by the recognition of income tax benefits of $38 million recorded in the first quarter of 2003 relating primarily to favourable tax rulings and other decisions on tax matters from Canadian and other jurisdictions concerning the tax treatment of certain prior period transactions and, in the second quarter of 2003, an income tax benefit of $96 million which was primarily due to the revaluation of deferred income tax liabilities for reductions in future tax rates and the overall favourable effect of certain other changes in Canadian tax legislation applicable to mining companies. We also had taxable gains from the sale or transfer of shares and other interests, as well as currency hedging gains, which were not subject to tax as a result of capital losses. The effective income and mining tax rate in the first nine months of 2002 was adversely affected by asset impairment charges where a portion of that charge was not deductible for tax purposes.

Note 6.  Common Shares and Earnings per Common Share

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

     We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	183,238,351	$2,771
Options exercised	1,584,341	27
Warrants exercised	11	—
Shares issued under incentive plans	35,249	1
Shares issued upon exercise of former Diamond Fields’ stock options	485,471	17
Shares issued upon conversion of Series E Preferred Shares	1,424	—
Shares issued upon conversion of 5.75% Convertible Debentures	15,700	—

September 30, 2003	185,360,547	$2,816

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

     The computation of basic and diluted earnings (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$(27)	$91	$63	$(1,480)
Dividends on preferred shares	—	(6)	(6)	(19)
Premium on redemption of preferred shares	—	—	(15)	—
Accretion of convertible debt	(2)	(1)	(5)	(3)

Net earnings (loss) applicable to common shares	$(29)	$84	$37	$(1,502)

Denominator:
Weighted-average common shares outstanding (thousands)	184,557	183,099	183,971	182,724

Basic earnings (loss) per common share	$(0.16)	$0.46	$0.20	$(8.22)

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$(29)	$84	$37	$(1,502)
Dilutive effect of:
Convertible debt	—	1	—	—

Net earnings (loss) applicable to common shares, assuming dilution	$(29)	$85	$37	$(1,502)

Denominator:
Weighted-average common shares outstanding (thousands)	184,557	183,099	183,971	182,724
Dilutive effect of:
Stock options and warrants	—	1,090	1,444	—
Convertible debt	—	5,750	—	—

Weighted-average common shares outstanding, assuming dilution (thousands)	184,557	189,939	185,415	182,724

Diluted earnings (loss) per common share	$(0.16)	$0.45	$0.20	$(8.22)

Note 7.  Long-term debt

     As of September 30, 2003, we had committed bank credit facilities aggregating $680 million. These facilities are provided by a group of banks under separate agreements, the terms of each agreement being substantially the same. Except for four facilities totalling $145 million in commitments, the facilities include revolving commitments from 364 days to four years. The four facilities totalling $145 million in commitments have only revolving periods, which expire either in June 2005, June 2006 or June 2007. The respective revolving period of all of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The revolving periods for the facilities currently expire on dates ranging from June 1, 2004 to June 4, 2007, with $273 million of these facilities expiring on June 1, 2004.

     Each facility provides that, so long as advances are outstanding, we will be required to maintain a Tangible Net Worth, as defined, of not less than $1,500 million and a ratio of Consolidated Indebtedness, as defined, to Tangible Net Worth, as defined, not to exceed 50:50. At September 30, 2003, Tangible Net Worth was $3.7 billion and the ratio of Consolidated Indebtedness to Tangible Net Worth was 31:69.

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

     The Convertible Debentures and the Subordinated Convertible Debentures are convertible at the option of the holders into Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, only in the following circumstances: (i) if our Common Share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable; (ii) if the trading price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, over a specified period has fallen below 95% of the amount equal to our then prevailing Common Share price times the applicable conversion rate; (iii) if we were to call the Convertible Debentures or the Subordinated Debentures, as applicable, for redemption; or (iv) if certain specified corporate events were to occur. Each Convertible Debenture will be convertible into 31.9354 Common Shares, representing an initial conversion price of approximately $28.61 per Common Share, and each Subordinated Convertible Debenture will be convertible into 38.4423 Common Shares, representing a conversion price of approximately $26.01 per Common Share.

     Holders of the Convertible Debentures have the right to have us redeem these Debentures at their issue price plus accrued interest on March 14 in each of 2010, 2014 and 2018. We have the right to redeem the Convertible Debentures at any time on or after March 19, 2010. We have the right to redeem the Subordinated Convertible Debentures on or after March 19, 2008 if our Common Shares trade over a specified period above 125% of the conversion price for these securities. Holders of the Subordinated Convertible Debentures have no right to require us to redeem these subordinated securities. In meeting the conversion, redemption, payment at maturity and other related terms of these convertible debt securities, we have the right, at our option, to satisfy these obligations in cash, Common Shares or any combination thereof. In the event that the holders of the Convertible Debentures exercise their right to have us redeem these Debentures, it is our current intention that we would meet this obligation in cash.

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

     On March 28, 2003, in addition to the exercise of our optional right to redeem all of our Series E Preferred Shares, as discussed in Note 9 below, we announced that we would exercise our optional right to redeem all of our outstanding $173 million aggregate principal amount of 5 3/4% Convertible Debentures due 2004 on May 1, 2003. The total aggregate redemption price for the $173 million aggregate principal amount of 5 3/4% Convertible Debentures due 2004 was $178 million, including approximately $3 million in accrued interest. Pursuant to their terms, we redeemed these Convertible Debentures by paying the optional redemption price of $1,011.50 per $1,000.00 principal amount for each Convertible Debenture.

     On September 26, 2003, we completed an underwritten public offering in the United States of $300 million aggregate principal amount of our 5.70% Debentures due 2015 (“5.70% Debentures”). The net proceeds from this offering, approximately $297 million after underwriting commissions and other expenses, together with available cash, were used to redeem our 7 3/4% Convertible Debentures (as defined below) and our 9.60% Debentures (as defined below) on October 27, 2003.

     On September 26, 2003, we announced that we would exercise our optional right to redeem on October 27, 2003 all of our currently outstanding 7 3/4% Convertible Debentures due 2016 (“7 3/4%

Convertible Debentures”) at a redemption price of 100% of the aggregate outstanding principal amount thereof plus accrued interest to the October 27, 2003 redemption date. Interest will cease to accrue on the 7 3/4% Convertible Debentures on and after such redemption date. The conversion price for each 7 3/4% Convertible Debenture is $38.25 per Common Share.

     On September 26, 2003, we announced that we would also exercise our optional right to redeem on October 27, 2003 all of our currently outstanding 9.60% Debentures due 2022 (“9.60% Debentures”) at a redemption price of 104.32% of the aggregate outstanding principal amount thereof (or $1,043.20 per $1,000 in principal amount) plus accrued interest to the October 27, 2003 redemption date. Interest will cease to accrue on the 9.60% Debentures due 2022 on and after such redemption date. The premium payable in respect of the planned redemption will be effectively offset by an amount already received upon cancellation of a related interest rate swap.

     In October 2003, we entered into a fixed for floating rate swap in connection with the issuance of the 5.70% Debentures in order to effectively convert the fixed interest rate obligation covering these securities to an obligation to pay interest on a floating rate basis equivalent to the 6-month London Interbank Offered Rate (“LIBOR”) plus 57 basis points over such 6-month LIBOR.

Note 8.  Convertible debt

     Changes in convertible debt were as follows:

Amount

December 31, 2002	$238
Convertible debt issued (Note 7)	356
Accretion of convertible debt	8

September 30, 2003	$602

Note 9.  Preferred Shares

     On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Series E Preferred Shares having a $472 million aggregate liquidation preference and which were subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. Pursuant to their terms, we redeemed the Series E Preferred Shares by paying the optional redemption price of $51.10 per share plus all accrued and unpaid dividends to the May 1, 2003 redemption date. Holders of the Series E Preferred Shares had the right to convert their shares into Common Shares at a fixed conversion rate of 1.19474 Common Shares for each Series E Preferred Share held at any time prior to the May 1, 2003 redemption date. The conversion rate represented an effective conversion price of $41.85 per share. The total aggregate redemption price for the Series E Preferred Shares was $487 million, including a redemption premium of $11 million based upon the $50 issue price per Series E Preferred Share and $4 million in accrued dividends.

     Changes in the Series E Preferred Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	9,439,600	$472
Shares converted into common shares	(1,193)	—
Shares redeemed	(9,438,407)	(472)

September 30, 2003	—	$—

Note 10.  Warrants

     Changes in warrants were as follows:

	Number
	of warrants	Amount

December 31, 2002	11,023,497	$62
Warrants issued	416	—
Warrants exercised	(11)	—

September 30, 2003	11,023,902	$62

Note 11.  Commitments and contingencies

     (a)  Commitments

     The following table summarizes certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2003	2004	2005	2006	2007	Thereafter

Purchase obligations	$91	$165	$38	$2	$1	$4
Operating leases	6	20	14	10	5	2
Other	—	2	2	2	3	96

Total	$97	$187	$54	$14	$9	$102

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

Note 12.  Segment information

     We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises our mining and processing operations in Ontario and Manitoba, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises our mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for development projects which include the Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia.

     Data by operating segments as of and for the periods indicated was as follows:

	Finished products		Intermediates		Development projects		Eliminations		Total

Nine months ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net sales to customers	$1,575	1,583	$67	50	$—	—	$—	—	$1,642	1,633
Intersegment sales	—	—	280	198	—	—	(280)	(198)	—	—

Net sales	$1,575	1,583	$347	248	$—	—	$(280)	(198)	$1,642	1,633

Segment operating earnings (loss)	$126	236	$98	44	$(13)	(2,327)	$(21)	(11)	$190	(2,058)

Currency translation adjustments									156	4
Corporate selling, general and administrative expenses									68	55

Operating loss									(34)	(2,117)
Interest expense									36	35
Other income, net									(61)	(27)

Loss before income and mining taxes and minority interest									$(9)	(2,125)

	Finished products		Intermediates		Development projects		Eliminations		Total

Three months ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

		(Restated)								(Restated)

Net sales to customers	$420	520	$30	16	$—	—	$—	—	$450	536
Intersegment sales	—	—	102	65	—	—	(102)	(65)	—	—

Net sales	$420	520	$132	81	$—	—	$(102)	(65)	$450	536

Segment operating earnings (loss)	$(10)	100	$41	20	$(7)	(2)	$(8)	1	$16	119

Currency translation adjustments									6	(31)
Corporate selling, general and administrative expenses									32	9

Operating earnings (loss)									(22)	141
Interest expense									10	12
Other income, net									(20)	(20)

Earnings (loss) before income and mining taxes and minority interest									$(12)	149

Identifiable assets at September 30, 2003 and December 31, 2002	$2,259	2,137	$1,229	1,217	$4,462	4,011	$(36)	(15)	$7,914	7,350

Other assets									892	1,227

Total assets at September 30, 2003 and December 31, 2002									$8,806	8,577

Note 13. Supplemental information

     The following represents certain supplemental information in connection with the Consolidated Balance Sheet:

	September 30,	December 31,
	2003	2002
		(Restated)

Cash	$47	$36
Marketable securities	678	1,051

Cash and marketable securities	$725	$1,087

Finished and in-process metals	$590	$510
Supplies	75	66

Inventories	$665	$576

Property, plant and equipment, at cost	$11,273	$10,680
Accumulated depreciation and depletion	4,486	4,298

Property, plant and equipment, net	$6,787	$6,382

Note 14.  Stock compensation plans

     Canadian GAAP establishes a fair value-based method of accounting for stock-based compensation plans, which we adopted prospectively on January 1, 2003. For the nine months ended September 30, 2003, an expense of $3 million was charged to earnings with the offset credited to contributed surplus to reflect the fair value of stock options granted to employees in 2003. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002

Stock price at grant date	$20.85	$17.62
Exercise price	$20.85	$17.62
Weighted-average fair value of options granted during the period	$6.29	$5.92
Expected life of options (years)	3	3
Expected stock price volatility	41.1%	44.1%
Expected dividend yield	—%	—%
Risk-free interest rate	2.1%	3.6%

Note 15.  Significant differences between Canadian and United States GAAP

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

     The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Nine months ended September 30,	2003	2002

Net earnings (loss) — Canadian GAAP	$63	$(1,480)
Increased asset impairment charges (a)	—	(779)
Increased post-retirement benefits expense (b)	(17)	(17)
Increased interest expense (c)	(15)	(8)
Unrealized net gain on derivative instruments (d)	—	3
Increased income and mining tax expense (e)	(241)	—
Taxes on United States GAAP differences	13	166

Net loss before cumulative effect of a change in accounting principle
— United States GAAP	(197)	(2,115)
Cumulative effect of a change in accounting principle — asset retirement obligation (f)	(18)	—

Net loss — United States GAAP	(215)	(2,115)

Other comprehensive income (loss):
Reclassification of net gain on derivatives designated as cash flow hedges (d)	(21)	(14)
Change in fair value of derivatives designated as cash flow hedges (d)	4	43
Reclassification to earnings of loss (gain) on long-term investments (g)	(18)	24
Unrealized gain on long-term investments (g)	46	14
Taxes on other comprehensive income (loss)	5	(12)

Other comprehensive income	16	55

Comprehensive loss (h)	$(199)	$(2,060)

Net loss per share — Basic
Net loss per share before cumulative effect of a change in accounting principle — United States GAAP	$(1.19)	$(11.68)
Cumulative effect of a change in accounting principle	(0.10)	—

Net loss per share — Basic	$(1.29)	$(11.68)

Net loss per share — Diluted
Net loss per share before cumulative effect of a change in accounting principle — United States GAAP	$(1.19)	$(11.68)
Cumulative effect of a change in accounting principle	(0.10)	—

Net loss per share — Diluted	$(1.29)	$(11.68)

     (a)  Asset Impairment Charges

     In 2002, under Canadian GAAP, when the net carrying value of an item of property, plant and equipment, less deferred income and mining taxes, exceeded the estimated undiscounted future net cash flows together with its residual value, the excess was charged to earnings. Under United States GAAP, when the net carrying value of a long-lived asset exceeds the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its fair value is charged to earnings. In addition, financing costs are excluded from the evaluation of a long-lived asset for impairment purposes under United States GAAP whereas such costs were included under Canadian GAAP in 2002, which effective January 1, 2003 is consistent with United States GAAP for asset impairment charges. For United States reporting purposes, the 2002 non-cash asset impairment charge would have been $2,172 million, net of deferred income and mining taxes of $928 million, in respect of the reduction in the carrying value of the Voisey’s Bay project and $62 million, net of income and mining taxes of $15 million, in respect of the reduction in the carrying value of certain plant, equipment and other assets. Fair value was estimated using discounted probability-weighted expected net cash flows and a risk-free interest rate. For United States segment reporting purposes, gross charges of $3,100 million and $77 million before tax adjustments would be included in our Voisey’s Bay project and finished products segments, respectively.

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

     (e)  Income and mining taxes

     Under Canadian GAAP, income and mining tax assets and liabilities are computed using tax rates that are considered to be substantively enacted whereas United States GAAP requires that these assets and liabilities be computed using tax rates that are enacted. Under Canadian GAAP, income and mining taxes for the nine-month period ended September 30, 2003 included an income tax benefit of $96 million, a substantial portion of which was determined assuming substantively enacted tax rates. After adjusting for the difference in the deferred income and mining tax liability related principally to the Voisey’s Bay project, income and mining taxes expense would decrease by $2 million and increase by $241 million under United States GAAP for the three-month and nine-month periods ended September 30, 2003, respectively. These changes will be substantially reversed in the period in which the tax rate changes are enacted.

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

     (h)  Comprehensive income

     Comprehensive income (loss) represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income (loss) include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments, derivative instruments and certain foreign currency translation gains and losses.

     Changes in retained earnings (deficit) and accumulated other comprehensive loss under United States GAAP were as follows:

Nine months ended September 30,	2003	2002

Retained earnings (deficit) at beginning of period	$(991)	$1,154
Net loss	(215)	(2,115)
Dividends on preferred shares	(6)	(19)
Premium on redemption of preferred shares	(15)	—

Deficit at end of period	$(1,227)	$(980)

Accumulated other comprehensive loss at beginning of period	$(485)	$(316)
Other comprehensive income	16	55

Accumulated other comprehensive loss at end of period	$(469)	$(261)

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

     Effective December 31, 2002, we adopted, for United States reporting purposes, FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. The Interpretation addresses the consolidation of variable interest entities and provides guidance with respect to disclosure. There was no significant impact on our results of operations or financial condition as a result of the adoption of this Interpretation.

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

     Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements with respect to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we prospectively adopted, for stock options granted in 2003 and in future years, the fair value based method of accounting for our stock-based employee compensation. For the first nine months of 2003, the change in accounting resulted in a decrease in net earnings of $3 million, or two cents per share.

     Effective June 30, 2003, we adopted, for United States reporting purposes, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor ´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. The standard had no impact on Inco’s financial statements.

     Effective July 1, 2003, we adopted, for United States reporting purposes, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires, for financial instruments meeting certain criteria, that an issuer must classify the instruments as liabilities (or assets in some circumstances). The adoption of this new standard will not have a significant impact on our results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month and nine-month periods ended September 30, 2003, prepared in accordance with Canadian GAAP, which generally conform with those principles established in the United States, except as explained in Note 15 to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our 2002 Annual Report on Form 10-K, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” beginning on page 28 of this Report.

Results of operations

     The following table summarizes our results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$450	$536	$1,642	$1,633
Operating earnings (loss)	(22)	141	(34)	(2,117)
Net earnings (loss)	(27)	91	63	(1,480)
Net earnings (loss) per common share
— basic	(0.16)	0.46	0.20	(8.22)
— diluted	(0.16)	0.45	0.20	(8.22)
Cash provided by operating activities	19	267	2	466

     Our net loss was $27 million, or 16 cents per share (16 cents per share on a diluted basis), for the third quarter of 2003, compared with net earnings of $91 million, or 46 cents per share (45 cents per share on a diluted basis), in the corresponding 2002 period. Results for the third quarter of 2003 included an after-tax expense of $46 million, or 25 cents per share, associated with the strike of the unionized workforce at our Ontario operations which began on June 1, 2003 and ended on August 28, 2003 when we entered into a new three-year collective agreement. Strike expenses are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance, incurred during such strike period which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed. Third quarter 2003 results also included (1) unfavourable non-cash currency translation adjustments of $6 million, or three cents per share, (2) an after-tax credit of $8 million, or four cents per share, to accrue for currency hedging gains of $14 million, partially offset by additional costs of $6 million related to the suspension of certain development activities and other actions concerning the Goro project in New Caledonia, and (3) a net favourable adjustment of $1 million associated with certain tax charges and income on accrued tax refunds covering prior periods. Currency translation adjustments of $6 million in the third quarter of 2003 were due to the effect of a strengthening of the Canadian dollar relative to the U.S. dollar during the quarter on Canadian dollar-denominated liabilities. The income tax charges of $8 million related to decisions on tax matters regarding the tax treatment of certain prior period transactions. The currency hedging gains related to forward currency contracts which had been entered into to reduce exposure to exchange rate changes associated with certain planned Goro project expenditures to be incurred in certain currencies. A portion of these contracts was closed out in October 2003 since they no longer matched the timing of such expenditures. The third quarter 2002 results also included after-tax interest income of $8 million, or four cents per share, associated with a tax refund and favourable non-cash currency translation adjustments of $31 million, or 17 cents per share.

     Net earnings for the first nine months of 2003 were $63 million, or 20 cents per share (20 cents per share on a diluted basis), compared with a net loss of $1,480 million, or $8.22 per share ($8.22 per share on a diluted basis), in the corresponding 2002 period. Results for the first nine months of 2003 included the following items: (1) unfavourable non-cash currency translation adjustments of $156 million, or 85 cents per share, (2) income tax benefits of $126 million, or 69 cents per share, (3) after-tax income of $9 million, or five cents per share, associated with an accrued tax refund, (4) currency hedging gains net of suspension costs relating to the Goro project of $13 million, or seven cents per share, (5) a loss of $2 million, or one cent per share, realized on the redemption of certain convertible debt securities, (6) an after-tax expense of $69 million, or 38 cents per share, associated with the three-month strike at our Ontario operations, and (7) with respect to only the calculation of net earnings per share, a premium of $15 million, or eight cents per share, paid on the May 1, 2003 redemption of our Series E Preferred Shares. Currency translation adjustments of $156 million in the first nine months of 2003 were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the period on Canadian dollar-denominated liabilities. The income tax benefits of $126 million consisted of the deferred income tax charge referred to above, a benefit of $38 million recorded in the first quarter of 2003 relating to favourable rulings and other decisions on tax matters from Canadian and other jurisdictions regarding the tax treatment of certain prior period transactions and other issues and, in the second quarter of 2003, an income tax benefit of $96 million which was primarily due to the revaluation of deferred income tax liabilities for reductions in future tax rates and the overall favourable effect of certain other changes in Canadian tax legislation affecting mining companies. Results for the first nine months of 2002 included non-cash after-tax asset impairment charges of $1,626 million, or $8.90 per share, to reduce the carrying value of the Voisey’s Bay project and certain other assets, after-tax interest income of $8 million, or four cents per share, associated with a tax refund and unfavourable non-cash currency translation adjustments of $4 million, or two cents per share.

Net sales

     The following tables show our average realized prices for nickel and copper and the London Metal Exchange (“LME”) average cash prices for nickel and copper for the periods indicated:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Inco Average Realized Prices		2003	2002	2003	2002

Nickel(1)	— per tonne	$9,614	$7,262	$8,902	$7,018
	— per pound	4.36	3.29	4.04	3.18

Copper	— per tonne	1,329	1,575	1,684	1,636
	— per pound	0.60	0.71	0.76	0.74

(1)	Including intermediates

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
LME Average Cash Prices		2003	2002	2003	2002

Nickel	— per tonne	$9,375	$6,837	$8,699	$6,664
	— per pound	4.25	3.10	3.95	3.02

Copper	— per tonne	1,753	1,516	1,686	1,561
	— per pound	0.80	0.69	0.76	0.71

     Deliveries of primary metals for the periods indicated are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Deliveries	2003	2002	2003	2002

Nickel in all forms (tonnes)
— Inco-source	35,779	53,437	131,894	163,352
— Purchased	8,531	4,640	23,494	15,486

	44,310	58,077	155,388	178,838

Copper (tonnes)	355	19,852	59,114	82,564

Cobalt (tonnes)	85	338	680	1,098

	(in thousands)
Platinum-group metals (troy ounces)	19	116	203	327

Gold (troy ounces)	3	17	33	55

Silver (troy ounces)	—	380	910	1,210

     Net sales decreased substantially to $450 million in the third quarter of 2003, compared with $536 million in the corresponding 2002 period, primarily as a consequence of lower Inco-source deliveries given the three-month strike which began on June 1, 2003 at our Ontario operations and lower deliveries of platinum-group metals. This strike-affected lower production in Ontario was partially offset by significantly higher average realized prices for nickel and a significant increase in the deliveries of purchased finished nickel.

     In the first nine months of 2003, net sales were $1,642 million, up slightly from $1,633 million in the corresponding 2002 period. The increase was due to significantly higher average realized prices for nickel which were mostly offset by lower deliveries of Inco-source nickel, platinum, palladium, copper and cobalt, and lower realized prices for certain platinum-group metals. The decrease in deliveries was primarily due to lower production at the Ontario operations as a result of the strike which was partially offset by higher nickel deliveries from our Manitoba operations and an increase in the deliveries of purchased finished nickel.

Costs and expenses

Cost of sales and operating expenses

     The following table sets forth production data for nickel, nickel unit cash cost of sales after by-product credits for the periods indicated, and finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Production Data	2003	2002	2003	2002

Nickel in all forms (tonnes)	32,072	44,300	127,497	159,292

Nickel unit cash cost of sales after by-product credits
— per tonne	$4,983	$3,263	$4,498	$2,998
— per pound	2.26	1.48	2.04	1.36

Finished nickel inventories at end of period (tonnes)	18,161	20,798	18,161	20,798

     Cost of sales and operating expenses increased 7 per cent and 17 per cent in the third quarter and first nine months of 2003, respectively, compared with the corresponding 2002 periods, reflecting the adverse impact of the strengthening of the Canadian dollar relative to the U.S. dollar, higher energy costs and employment expenses, and increased costs and operating expenses for purchased intermediates. Operating results included a pre-tax expense of $72 million and $107 million in the third quarter and first nine months of 2003, respectively, associated with the three-month strike at our Ontario operations. During the third quarter of 2003, our Ontario operations experienced a series of unanticipated problems principally at its smelter and related facilities which were associated with the ramp-up of these facilities after the strike. These problems, which have been resolved, included outages or curtailments of operations at the Ontario operations’ oxygen plants and acid plant. These problems resulted in lower than planned production of in-process and finished material and an expense of $25 million was incurred during the third quarter of 2003 due to this production shortfall. In addition, deliveries of purchased finished nickel in the third quarter and first nine months of 2003 increased by 84 per cent and 52 per cent, respectively, compared with the corresponding 2002 periods. The cost of these purchases is based upon LME and other benchmark prices and is included in cost of sales.

     Nickel unit cash cost of sales after by-product credits increased to $4,983 per tonne ($2.26 per pound) in the third quarter of 2003 and $4,498 per tonne ($2.04 per pound) in the first nine months of 2003 from $3,263 per tonne ($1.48 per pound) and $2,998 per tonne ($1.36 per pound), respectively, in the corresponding periods of 2002. These increases were principally due to the unfavourable effect of the strengthening of the Canadian dollar relative to the U.S. dollar, the ramp-up problems noted above, higher energy costs at PT International Nickel Indonesia Tbk (“PT Inco”) and employment and pension costs and lower contributions from by-products, primarily resulting from lower deliveries of platinum-group metals. For the first nine months of 2003, these unit costs were also adversely affected by higher costs for, and processing of, larger volumes of purchased intermediates. The average value of the Canadian dollar, the currency in which a substantial portion of our operating expenses is incurred, strengthened against the U.S. dollar by 13 per cent in the third quarter of 2003 and by 10 per cent in the first nine months of 2003 relative to the corresponding 2002 periods. Excluding the costs associated with purchased intermediates, nickel unit cash cost of sales after by-product credits was approximately $4,740 per tonne ($2.15 per pound) in the third quarter of 2003 and approximately $4,101 per tonne ($1.86 per pound) in the first nine months of 2003.

     We use purchased intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased intermediates is higher than processing our own mine production and increases as the prevailing prices, LME cash nickel or other benchmark prices, on which this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.

     Nickel production decreased by 28 per cent to 32,072 tonnes (71 million pounds) in the third quarter of 2003, compared with 44,300 tonnes (98 million pounds) in the corresponding 2002 period, reflecting reduced production at the Ontario operations due to the strike and the ramp-up problems noted above, partially offset by higher production at our Manitoba operations. Nickel production decreased by 20 per cent to 127,497 tonnes (281 million pounds) in the first nine months of 2003, compared with 159,292 tonnes (351 million pounds) in the corresponding 2002 period, reflecting lower production at the Ontario operations due to the strike, the ramp-up problems noted above and seismic activity at our Creighton Mine in Ontario during the first quarter of 2003, partially offset by higher production at our Manitoba operations, the processing of higher volumes of purchased intermediates and higher ore grades at PT Inco.

Selling, general and administrative

     Selling, general and administrative expenses were $44 million and $104 million in the third quarter and first nine months of 2003, compared with $22 million and $91 million for the same periods in 2002. The increases for both periods are primarily due to higher accruals for common share appreciation rights expense in connection with such rights covering certain share option grants under our share option plans.

Research and development

     Research and development expenses decreased to $4 million and increased to $18 million in the third quarter and first nine months of 2003, respectively, from $5 million and $13 million in the respective 2002 periods. The increase for the first nine months of 2003 is primarily due to higher spending on the hydromet research program relating to the Voisey’s Bay project. Given the current stage of this program, we are currently expensing a portion of the costs associated with the hydromet research program.

Exploration

     Exploration expenses were $6 million and $18 million in the third quarter and first nine months of 2003, respectively, compared with $5 million and $14 million in the corresponding 2002 periods. The increase for the first nine months of 2003 is primarily due to higher exploration activities relating to our properties in New Caledonia.

Currency translation adjustments

     Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable, asset retirement obligations and deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments of $6 million and $156 million in the third quarter and first nine months of 2003, respectively, were due to the significant strengthening of the Canadian dollar relative to the U.S. dollar during these periods.

Non-operating items

Interest expense

     Interest expense for the third quarter and first nine months of 2003 was $10 million and $36 million, respectively, which did not change significantly compared with $12 million and $35 million for such expenses in the respective periods of 2002. Although interest paid in 2003 was higher due to the increased level of debt, this was offset by an increase in capitalized interest associated with our development properties and by lower interest rates on our outstanding debt during the third quarter and first nine months of 2003 compared with the corresponding periods in 2002. Interest expense excluded capitalized interest of $16 million and $40 million in the third quarter and first nine months of 2003, respectively, compared with $8 million and $14 million, respectively, in the corresponding 2002 periods.

Other income, net

     Other income of $20 million for the third quarter of 2003 did not change compared with the third quarter of 2002. Interest income decreased by $7 million as a result of lower interest received in connection with reduced tax refunds during the third quarter of 2003 compared with the interest received in connection with tax refunds during the corresponding period in 2002. Partially offsetting the decrease in interest income was the reversal of a provision in respect of certain receivables. Other income increased by $34 million to $61 million in the first nine months of 2003, compared with $27 million in the corresponding period of 2002, due to gains of $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations. In addition, currency hedging gains of $11 million were realized on the closing out of certain forward currency contracts. These favourable occurrences were partially offset by a loss of $2 million on the May 1, 2003 redemption of our 5 3/4% Convertible Debentures due 2004 and lower interest income as a result of interest from a tax refund which was lower during the first nine months of 2003 compared to the interest on tax refunds received during corresponding period in 2002. Certain forward currency contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned Goro project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their deferral as a result of the comprehensive review of the Goro project which began in December 2002.

Income and mining taxes

     The effective income and mining tax rates for the third quarter and first nine months of 2003 were affected by non-deductible currency translation adjustments primarily due to the translation of Canadian dollar-denominated liabilities into U.S. dollars. These rates were also affected by a significant appreciation of the Canadian dollar in 2003 which resulted in a gain subject to Canadian income taxes. In addition, the effective tax rates for both periods were impacted by higher earnings of PT Inco, which earnings are taxed at a relatively lower rate.

     The effective income and mining tax rate in the first nine months of 2003 was also significantly affected by the recognition of income tax benefits of $38 million recorded in the first quarter of 2003 relating primarily to favourable tax rulings and other decisions on tax matters from Canadian and other jurisdictions concerning the tax treatment of certain prior period transactions and, in the second quarter of 2003, an income tax benefit of $96 million which was primarily due to the revaluation of deferred income tax liabilities for reductions in future tax rates and the overall favourable effect of certain other changes in Canadian tax legislation applicable to mining companies. We also had taxable gains from the sale or transfer of shares and other interests, as well as currency hedging gains, which were not subject to tax as a result of capital losses. The effective income and mining tax rate in the first nine months of 2002 was adversely affected by asset impairment charges where a portion of such charges were not deductible for tax purposes.

Minority interest

     Minority interest increased by $6 million and $16 million in the third quarter and first nine months of 2003, respectively, compared with the corresponding 2002 periods, primarily due to the higher earnings of PT Inco.

Cash Flows and Financial Condition

     Net cash provided by operating activities in the third quarter of 2003 was $19 million, compared with $267 million in the corresponding quarter of 2002. The decrease in net cash provided by operating activities in the third quarter of 2003 relative to the corresponding 2002 period was due to lower earnings and an increase in non-cash working capital during the third quarter of 2003 principally attributable to increased inventory costs. Net cash provided by operating activities in the first nine months of 2003 was $2 million, compared with $466 million in the corresponding 2002 period. The change was primarily due to lower earnings, excluding asset impairment and other non-cash items, higher tax payments in 2003 and an increase in non-cash working capital principally attributable to higher inventories, and lower accounts payable and accrued liabilities.

     Net cash used for investing activities decreased to $123 million and increased to $400 million in the third quarter and first nine months of 2003, respectively, compared with $190 million and $343 million in the corresponding periods of 2002. The decrease in the third quarter of 2003 was primarily due to lower capital spending, mainly in respect of the Goro project, compared with the same period in 2002. The increase in the first nine months of 2003 was primarily due to higher capital spending, mainly in respect of the Voisey’s Bay project, compared with the same period in 2002.

     Net cash provided by financing activities was $276 million in the third quarter of 2003. In September 2003, we completed an underwritten public offering in the United States of $300 million aggregate principal amount of 5.70% Debentures due 2015 (the “5.70% Debentures”). The net proceeds from this offering were approximately $297 million after underwriting commissions and other expenses and will be used, together with available cash, to redeem our 7 3/4% Convertible Debentures and our 9.60% Debentures as discussed below.

     Net cash provided by financing activities was $36 million in the first nine months of 2003. In addition to the September 2003 offering of 5.70% Debentures, in March 2003 we also issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023, representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052. The total combined gross proceeds were $476 million from these two issues of convertible debt securities. For Canadian reporting purposes, these convertible securities had been recorded as $114 million of debt and $356 million of equity. For United States reporting purposes, these convertible securities had been recorded as debt. The net cash proceeds of $470 million received from these concurrent private offerings, after commissions and other expenses, were used to redeem, as discussed below, in the second quarter of 2003 (i) our Series E Preferred Shares and (ii) $173 million aggregate principal amount of our 5 3/4% Convertible Debentures due 2004.

     On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Series E Preferred Shares having a $472 million aggregate liquidation preference and which were subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. We also announced the redemption of all of our outstanding $173 million aggregate principal amount of 5 3/4% Convertible Debentures due 2004. These redemptions were completed on May 1, 2003. The total aggregate redemption price for the Series E Preferred Shares was $487 million, including a total redemption premium of $15 million based upon the $50 issue price per Series E Preferred Share. The total aggregate redemption price for the $173 million aggregate principal amount of 5 3/4% Convertible Debentures due 2004 was $178 million, including $3 million in accrued interest.

     On September 26, 2003, we announced that we would exercise our optional right to redeem on October 27, 2003 all of our currently outstanding 7 3/4% Convertible Debentures due 2016 (“7 3/4% Convertible Debentures”) at a redemption price of 100% of the aggregate outstanding principal amount thereof plus accrued interest to the October 27, 2003 redemption date. Interest ceased to accrue on the 7 3/4% Convertible Debentures on and after October 27, 2003. The conversion price for each 7 3/4% Convertible Debenture was $38.25 per Common Share.

     On September 26, 2003, we also announced that we would also exercise our optional right to redeem on October 27, 2003 all of our currently outstanding 9.60% Debentures due 2022 (“9.60% Debentures”) at a redemption price of 104.32% of the aggregate outstanding principal amount thereof (or $1,043.20 per $1,000 in principal amount) plus accrued interest to the October 27, 2003 redemption date. Interest will cease to accrue on the 9.60% Debentures on and after that redemption date.

     At September 30, 2003, cash and marketable securities were $725 million, down from $1,087 million at December 31, 2002, reflecting the cash used to fund capital expenditures of $417 million and the redemptions of our Series E Preferred Shares and 5 3/4% Convertible Debentures due 2004 in the second quarter of 2003, partially offset by the net cash proceeds of $470 million received from the two concurrent private offerings of convertible debt in the first quarter of 2003 and the $297 million in net proceeds from the issuance of our 5.70% Debentures in September 2003. Total debt was $1,807 million at September 30, 2003, up from $1,643 million at December 31, 2002. Total debt as a percentage of total debt plus shareholders’ equity was 33 per cent at September 30, 2003, compared with 30 per cent at December 31, 2002. Under Canadian GAAP, a substantial portion of our convertible debt is recorded as equity and not debt.

     We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, have increased our contributions, including voluntary contributions, to such plans to a level of about $140 million for 2003, up from about $67 million in 2002, and our pension expense will increase to about $110 million for 2003 from $67 million in 2002. We currently expect that these levels of pension contributions and pension expense would continue, or could increase modestly, for 2004 and 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, in particular the U.S. dollar-Canadian dollar exchange rate given that a significant portion of the liabilities in the relevant pension plans are denominated in Canadian dollars, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for future years.

Accounting changes

(a)  Expensing cost of stock options

     Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. As a result of this change in accounting, which was applied prospectively, an expense of $1 million and

$3 million was recorded in the third quarter and first nine months of 2003, respectively, to reflect the fair value of stock options granted to employees in 2003.

(b)  Asset retirement obligations

     Effective January 1, 2003, we adopted a new accounting standard relating to asset retirement obligations. Under this new standard, retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated. As a result of this change, the deficit increased by $18 million at January 1, 2003, property, plant and equipment increased by $37 million at December 31, 2002, deferred income and mining taxes decreased by $12 million at December 31, 2002, and the asset retirement obligation increased by $67 million at December 31, 2002. A pre-tax expense of $2 million and $6 million was recorded in the third quarter and first nine months of 2003, respectively, for accretion and depreciation for asset retirements.

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

Cautionary Notice Regarding Forward-Looking Statements

     Certain statements contained in this Report on Form 10-Q are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning, (i) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (ii) premiums realized over LME cash prices; (iii) changes in pension contributions to our pension plans and pension expense, and (iv) the enactment or completion of the necessary legislation, feasibility studies and reviews, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, and (d) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables and capital costs, and the financing plans and arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, our development projects. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) In connection with our decision to redeem our 7 3/4% Convertible Debentures, certain holders of these securities elected to exercise their conversion right prior to redemption and, accordingly, 3,265 Common Shares were issued upon conversion of $125,000 principal amount of 7 3/4% Convertible Debentures. These Common Shares were issued without registration under the U.S. Securities Act of 1933, as amended, in reliance upon Section 3(a)(9) of such Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits 31 and 32

(31.1)	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14 of the U.S. Securities Exchange Act of 1934, as amended.

(31.2)	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14 of the U.S. Securities Exchange Act of 1934, as amended.

(32.1)	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 22, 2003 covering Item 12 and Item 7 of Form 8-K relating to the Registrant’s press release on its second quarter 2003 financial and operating results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED

Date:	October 29, 2003	By /s/ S.F. Feiner
S. F. Feiner
Executive Vice-President,
General Counsel and Secretary

Date:	October 29, 2003	By /s/ R.A. Lehtovaara R. A. Lehtovaara
Vice-President and
Comptroller

EXHIBIT INDEX

Exhibit 31 and 32

(31.1)	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14 of the U.S. Securities Exchange Act of 1934, as amended.

(31.2)	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14 of the U.S. Securities Exchange Act of 1934, as amended.

(32.1)	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.