Form 10-K
period 2003-12-31
INCO LTD
filed 2004-03-15
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission File Number 1-1143

Inco Limited

(Name of Registrant as specified in its charter)

Canada	98-0000676
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

145 King Street West, Suite 1500 Toronto, Ontario, Canada (Address of principal executive offices)	M5H 4B7 (Postal Code)

(416) 361-7511

(Telephone number)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”):

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares	New York Stock Exchange*
Stock Purchase Rights	New York Stock Exchange‡
Common Share Purchase Warrants	New York Stock Exchange‡

     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     The Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).

     As of June 30, 2003, the aggregate market value, based upon the closing sale price of the Common Shares on the New York Stock Exchange, of the Registrant’s voting shares held by non-affiliates equaled $3,951 million.§

     As of February 20, 2004, 187,300,108 Common Shares (including non-voting fractional interests aggregating 5,096 Common Shares) of the Registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy circular and statement dated February 20, 2004 for the 2004 Annual and Special Meeting of Shareholders of the Registrant are incorporated by reference in Part III of this Report to the extent set forth in Items 10, 11, 12 and 14 hereof.

*	In addition, the Common Shares are listed on the Toronto and London stock exchanges and are traded on certain other exchanges principally through independent arrangements made by securities dealers.

‡	In addition, the Stock Purchase Rights and the Common Share Purchase Warrants are listed on the Toronto Stock Exchange.

§	Unless otherwise stated, all dollar amounts in this Report are expressed in United States currency.

INDEX TO INCO LIMITED

2003 ANNUAL REPORT ON FORM 10-K

UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS IN THIS REPORT

ARE EXPRESSED IN UNITED STATES CURRENCY

i

v

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

      Inco is one of the world’s premier mining and metals companies. The Company is a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The Company is also an important producer of copper, precious metals and cobalt and produces sulphuric acid and liquid sulphur dioxide as by-products from its processing operations at Sudbury, Ontario. The Company’s principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which the Company has an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia (reference is made to “PT International Nickel Indonesia Tbk” below). The Company has additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. The Company also has interests in nickel refining capacity in the following Asian countries: in Japan, through contractual arrangements with Inco TNC Limited (“ITL”), in which the Company has an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation (“Taiwan Nickel”), in which the Company has an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation (“Korea Nickel”), in which the Company has an equity interest of 25 per cent. In the People’s Republic of China (“China”), the Company has a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd. (“Jinco”), a company which produces nickel salts for plating and other applications at a plant near Shanghai. In August 2003 the Company announced that it would be forming Inco Wanzhong Advanced Technology Materials (Dalian) Ltd. (“Inco Wanzhong”), a new joint venture company in which Inco would have approximately a 62 per cent equity interest. Inco Wanzhong is being established to produce high quality nickel foam for sale to the manufacturers of nickel rechargeable batteries in the Asian market. We have been evaluating other commercial relationships in China, and in early March 2004 started up a shearing and packaging operation for certain nickel products to service the specific needs of this market.

      Inco is currently developing or plans to develop two major new or “greenfield” projects, its wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and its approximately 85 per cent-owned Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”).

      Inco owns approximately an 85 per cent equity interest in Goro Nickel S.A. (“Goro Nickel”), the project company which holds a number of concessions covering nickel-cobalt properties in New Caledonia. In April 2001, the Company announced that it planned to proceed with the construction of a commercial nickel-cobalt project in the south province of New Caledonia to supply nickel products to stainless steel customers in South Korea, Taiwan and eventually China and cobalt products to certain markets. This project encompassed a fully integrated mining and processing facility with a planned annual production capacity of approximately 55,000 tonnes of nickel and 4,500 tonnes of cobalt. In September 2002, the Company initiated a review process covering a number of key aspects of the Goro project, including the project’s capital cost estimate and construction schedule, and in December 2002 it suspended construction and initiated a significantly more comprehensive review of the project following the receipt of information from the engineering firms that had been providing engineering, procurement and construction management services to the project which indicated an unacceptable increase in the capital cost estimate for the project of 30 to 45 per cent above the project’s then current capital cost estimate of $1,450 million. This review evolved into two phases during 2003. The first phase of this review focused on an orderly suspension of work and identification of opportunities for capital cost reduction. On

August 13, 2003, the Company announced the key results of the first phase of the review process and that it was moving to the second phase of the review process which would involve a structured process to further develop the capital cost reduction opportunities identified in the first phase and establish a capital cost control estimate, an updated project schedule and an optimized and clearly defined scope and execution plan for the project. The Company currently plans to report on the status of the second phase in August 2004 and to reach a decision on whether or not to proceed, and if the decision is to proceed, the terms and conditions on how, we would proceed with this project. As a result of the actions taken by December 31, 2002, the Company recorded a pre-tax charge of $25 million in the fourth quarter of 2002 relating to the Goro project. This charge included $62 million (i) relating to the cancellation or termination of certain outstanding contractual obligations, (ii) to accrue for certain demobilization costs and (iii) to reduce the carrying value of certain assets relating to the project. This charge was partially offset by currency hedging gains of $37 million on certain forward currency contracts which became ineffective for hedge accounting purposes because of the suspension of this project. For further information on this review and other aspects of the Goro project, see “Goro Nickel S.A.” below.

      Inco holds a 100 per cent equity interest in the Voisey’s Bay nickel-copper-cobalt deposits in Labrador in the Province of Newfoundland and Labrador through its wholly-owned subsidiary, Voisey’s Bay Nickel Company Limited (“VBNC”). In 2002 the Company reached agreements with the other key stakeholders in the project, the Province of Newfoundland and Labrador, the Labrador Inuit Association (“LIA”) and Innu Nation, to enable the commercial development of the Voisey’s Bay deposits to proceed. The Company made significant progress on the initial or phase 1 of the Voisey’s Bay project in 2003. In 2003, the Company spent approximately $138 million on the initial phase of this project, which phase consists of an open pit mine, concentrator and related facilities and a research and development program on hydrometallurgical processing technologies and certain other programs, and currently expects to spend approximately $430 million on this initial phase in 2004. Approximately 70 per cent of the project engineering and 75 per cent of the procurement for the open pit mine and the concentrator and related facilities had been completed by early March 2004. During 2003, an airstrip and construction camp, and nearly one-third of the concentrator construction were completed, and work began on the project’s port facility. During 2003, the Company, as part of the hydrometallurgical process research and development program, continued testing pressure oxidative leaching processes for Voisey’s Bay at its mini-pilot plant in Mississauga, Ontario which began operation in the second quarter of 2003. As a result of a review of the net carrying value of the Voisey’s Bay project which was announced in June 2002, the Company recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002, to reduce the $3,753 million net carrying value of the Voisey’s Bay project to $2,201 million. For further information on the Voisey’s Bay project and related matters, see “Voisey’s Bay Nickel Company Limited” below.

      Inco’s properties are described under “Description of Business” and “Ore Reserves and Mining Rights” below.

      The information in this Report is as of December 31, 2003 except where an earlier or later date is expressly indicated. Nothing included herein should be considered as implying that any information is correct as of any date other than December 31, 2003, except as otherwise expressly stated.

      In this report, certain data and estimates which had been previously limited to the Western World or the Western World plus China because of limited available data from certain countries or regions has been reported on a global or worldwide basis for 2003.

Availability of Documents

      Inco files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the Securities and Exchange Commission. You may read and copy any materials we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the Securities and Exchange Commission’s Public Reference Room by calling the Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. Such reports and all amendments to such reports regarding the Company are available free of charge on the Company’s website, www.inco.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained in or otherwise accessed through the Company’s website does not form part of this Report. All such references to the Company’s website are inactive textual references only.

Cautionary Statement Regarding Forward-Looking Statements

      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning: (1) the price volatility for nickel and other primary metal products produced by the Company; (2) the long-term demand for and supply of nickel, copper and other metals as well as the availability of, and prices for, intermediates containing nickel purchased by the Company, and nickel-containing stainless steel scrap and other substitutes for primary nickel; (3) the premiums realized by the Company over London Metal Exchange (“LME”) cash prices and the sensitivity of the Company’s results of operations to changes in metals prices, prices of commodities used in its operations and interest and exchange rates; (4) the Company’s strategies and plans; (5) the Company’s interest and other expenses; (6) the Company’s energy and other costs, and pension contributions and expenses and assumptions relating thereto; (7) the Company’s position as a low-cost producer of nickel; (8) the Company’s debt-equity ratio and tangible net worth; (9) the political unrest or instability in countries such as Indonesia and its impact on the Company’s Indonesian subsidiary, PT Inco, and political developments in other countries in which the Company operates and elsewhere; (10) the completion and results of a comprehensive review of the capital cost, scope, schedule and other key aspects of the Goro project; (11) the timing of reaching a decision on whether to proceed with, and the necessary financing plans and arrangements for, and partner or similar investment and other agreements or arrangements associated with, the Goro project, and the timing of the start of production and the costs of construction with respect to, the issuance of the necessary permits and other authorizations required for, and engineering and construction timetables for, the Goro and Voisey’s Bay projects; (12) the Company’s estimates of the quantity and quality of its ore reserves; (13) planned capital expenditures; (14) the Company’s costs of production and production levels, including the costs and potential impact of complying with existing and proposed environmental laws and regulations and net reductions in environmental emissions; (15) the impact of changes in Canadian dollar-U.S. dollar and other exchange rates on the Company’s costs and the results of its operations; (16) the Company’s sales of specialty nickel products; (17) the Company’s cost reduction and other financial and operating objectives and planned maintenance shutdowns; (18) the commercial viability of new production processes and process changes and processing recoveries for its development projects; (19) the Company’s productivity, exploration and research and development initiatives as well as environmental, health and safety initiatives; (20) the negotiation of collective agreements with its unionized employees; (21) the Company’s sales organization and personnel requirements; (22) business and economic conditions; and (23) the enforceability of certain liabilities. Inherent in forward-looking statements are risks and uncertainties well beyond the Company’s ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report. Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) business and economic conditions, including exchange rates and energy, and other anticipated and unanticipated costs and pension contributions and expenses; (b) the supply and demand for, deliveries of, and the level and volatility of prices of, nickel, copper, cobalt and the Company’s other primary metals products, purchased intermediates and nickel-containing stainless steel scrap and other substitutes and competing products for the primary nickel and ot her metal products the Company produces; (c) the timing of the receipt of regulatory and governmental approvals for the Goro and Voisey’s Bay projects and other operations; (d) the availability of financing, including through partner or other participation arrangements in the case of the Goro project, for the Company’s development projects on reasonable terms; (e) the Company’s costs of production and production and productivity levels, as well as those of the Company’s competitors; (f) engineering and construction timetables and capital and operating costs for the Goro and Voisey’s Bay projects; (g) market competition; (h) mining, processing, exploration and research and development activities; (i) the accuracy of ore reserve estimates; (j) premiums realized over LME cash and other benchmark prices; (k) tax benefits; (l) the resolution of environmental and other proceedings and the impact on the Company of various environmental regulations and initiatives;

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

Description of Business

     Sales

      The following table shows the Company’s net sales to customers for the three years ended December 31, 2003:

	2003	2002	2001

	(in millions)
Primary nickel	$2,109	$1,654	$1,488
Copper	171	184	195
Precious metals(1)	114	238	292
Cobalt	17	24	34
Other(2)	63	61	57

Net sales to customers	$2,474	$2,161	$2,066

(1)	Excludes toll-refined materials.
(2)	Representing principally sales of sulphuric acid, liquid sulphur dioxide, miscellaneous primary metals products and reprocessed waste materials.

     Deliveries

      The following table shows deliveries of the Company’s principal primary metals and related products for the three years ended December 31, 2003:

	2003	2002	2001

Nickel, including intermediates(1) (tonnes)(2)	213,890	231,590	230,049
Copper(3) (tonnes)	93,335	113,116	116,751
Cobalt (tonnes)	903	1,582	1,454
Platinum(4) (troy ounces, in thousands)	83	189	177
Palladium(4) (troy ounces, in thousands)	101	225	206
Rhodium(4) (troy ounces, in thousands)	17	13	13
Ruthenium(4) (troy ounces, in thousands)	2	1	4
Iridium(4) (troy ounces, in thousands)	6	3	5
Gold(4) (troy ounces, in thousands)	50	71	76
Silver(4) (troy ounces, in thousands)	1,435	1,570	1,540
Sulphuric acid and liquid sulphur dioxide (tonnes)	548,000	732,000	696,000

(1)	Includes 29,780 tonnes in 2003, 19,343 tonnes in 2002 and 22,978 tonnes in 2001 purchased by the Company.
(2)	A tonne is a metric unit equal to approximately 2,204.6 pounds.
(3)	Includes 1,133 tonnes in 2003 and 3,097 tonnes in 2002 purchased by the Company.
(4)	Excludes toll-refined materials.

     Prices

Nickel

      Inco’s nickel price realizations tend to lag LME cash nickel price movements due primarily to the terms of the Company’s contractual sales arrangements with certain of its customers. The LME, a physical market where various metals, including nickel, can be bought or sold for prompt or future delivery, represents the principal terminal market in the world for nickel meeting certain specifications. The Company realizes a premium over prevailing LME cash prices for its nickel powders and other value-added products, as discussed under “Inco Special Products” below.

      The Company’s average realized price for its primary nickel products, including intermediates and purchased products, was $9,860 per tonne ($4.47 per pound) in 2003, representing an increase of 38 per cent from the average price of $7,143 per tonne ($3.24 per pound) realized in 2002. The 2002 average price was 10 per cent higher than the average price of $6,468 per tonne ($2.93 per pound) realized in 2001.

      The Company’s price realizations for its nickel and other primary metals products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for its products in the marketplace relative to the supply available from the Company and its competitors, including for this purpose similar primary metals materials in various producer, merchant and consumer inventories, inventories of secondary or scrap materials containing nickel and other metals in usable or recyclable form, and supplies of other materials which may compete as substitutes. Of particular importance is the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel. The scrap ratio, or that portion of total nickel units consumed in the form of nickel-containing stainless steel scrap by stainless steel producers in the world, was 44 per cent in 2003, compared with 45 per cent in 2002 and 47 per cent in 2001. The applications for nickel and variations in demand for and supply of nickel are discussed under “Nickel” below.

      For information on the Company’s hedging transactions relating to nickel, see Item 7A of this Report and Notes 1, 20 and 23(h) to the financial statements under Item 8 of this Report.

      The average prices, per tonne and per pound, realized by Inco for its primary nickel products, including intermediates and purchased products, for the five years ended December 31, 2003, are shown in the following table:

Year	Nickel

	($ per tonne)	($ per pound)
1999	6,415	2.91
2000	9,007	4.09
2001	6,468	2.93
2002	7,143	3.24

2003
First Quarter	8,582	3.89
Second Quarter	8,652	3.92
Third Quarter	9,614	4.36
Fourth Quarter	12,403	5.63
Year	9,860	4.47

Copper

      The Company’s average realized price for copper was $1,832 per tonne ($0.83 per pound) in 2003, representing an increase of 12 per cent from the average price of $1,629 per tonne ($0.74 per pound) realized in 2002. The 2002 average realized price was two per cent lower than the average price of $1,668 per tonne ($0.76 per pound) realized in 2001.

      The average prices, per tonne and per pound, realized by the Company for copper, including purchased products, for the five years ended December 31, 2003, are shown in the following table:

Year	Copper

	($ per tonne)	($ per pound)
1999	1,631	0.74
2000	1,908	0.87
2001	1,668	0.76
2002	1,629	0.74

2003
First Quarter	1,714	0.78
Second Quarter	1,641	0.74
Third Quarter	1,329	0.60
Fourth Quarter	2,087	0.95
Year	1,832	0.83

Other Metals

      The average prices, per tonne or per troy ounce, realized by the Company for cobalt, the principal platinum-group metals (platinum, palladium and rhodium), gold and silver, all of which are produced primarily from the Company’s Ontario ores, for the five years ended December 31, 2003, are shown in the following table:

Year	Cobalt	Platinum	Palladium	Rhodium	Gold	Silver

	($ per tonne)	($ per troy ounce)
1999	30,556	377.59	359.80	888.33	280.69	5.29
2000	29,475	541.55	670.04	1,930.63	278.91	4.99
2001	23,216	541.27	711.32	1,475.85	270.50	4.40
2002	15,124	545.92	419.70	804.59	309.17	4.58
2003	18,846	653.87	202.69	530.67	366.15	4.86

      For information on the Company’s hedging transactions relating to these metals, see Item 7A of this Report and Notes 1, 20 and 23 to the financial statements under Item 8 of this Report.

     Operating Results

      The Company’s operating results comprise earnings or loss before income and mining taxes, interest expense, other income or expenses, and minority interest. All financial statement information in this Report is based on the Company’s financial statements prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). A reconciliation of the Company’s financial statements to U.S. GAAP is presented in Note 23 to the financial statements under Item 8 of this Report.

     Customers

      As in recent years, sales of the Company’s primary metals products in 2003 were concentrated in the United States, Europe, Japan, other countries in Asia, and Canada, with sales of nickel to customers in Asia representing about 66 per cent of the Company’s total nickel sales revenues for 2003. For further information, see “Inco’s Position in the Nickel Industry” below.

      For 2003, the Company had no non-affiliated customer which accounted for more than five per cent of Inco’s total nickel deliveries. In 2002, Special Metals Corporation (“SMC”), which purchased Inco’s alloys business in 1998, was the only non-affiliated customer whose purchases accounted for more than five per cent of Inco’s total deliveries. Such purchases by SMC accounted for approximately six per cent of Inco’s total nickel deliveries for 2002, compared with approximately eight per cent in 2001. As discussed under Management’s

Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Report, the Company recorded certain non-cash asset impairment charges in 2002 associated with certain receivables and other assets relating to this customer given SMC’s filing for bankruptcy protection in the U.S. in late March 2002. See “Nickel”, “Copper” and “Other Primary Metals and Related Products” below for additional information on the Company’s customers.

     Competitors

      A discussion of the competitive conditions in the nickel industry appears under “Nickel” below. Competitive conditions with respect to the Company’s other primary metals and related products are discussed under “Copper” and “Other Primary Metals and Related Products” below.

     Inventories

      The Company’s general practice is to sell its principal primary metals products at the time of production and not to hold inventories except as necessary to meet its current sales requirements. Inco’s finished nickel inventories at the end of each of the five years ended December 31, 2003 are shown in the following table:

Inco’s Finished
Year-end	Nickel

(in tonnes)
1999	24,333
2000	26,582
2001	26,517
2002	23,126
2003	25,604

      In recent years the minimum finished nickel inventories we generally need to run our business and meet customers’ requirements have been about 26,000 tonnes, depending upon the required product mix.

     Nickel Unit Cash Cost of Sales

      Since this measure captures our key costs of production and the impact of the prices for our by-products, nickel unit cash cost of sales represents a key performance measurement that management uses to manage our costs and operations. Nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of contributions from by-products sold divided by Inco-source nickel deliveries, increased to $4,453 per tonne ($2.02 per pound) in 2003 from $3,483 per tonne ($1.58 per pound) in 2002. Nickel unit cash cost of sales after by-product credits increased to $4,740 per tonne ($2.15 per pound) in 2003 from $3,197 per tonne ($1.45 per pound) in 2002.

      The increase in nickel unit cash cost of sales both before and after by-product credits in 2003 was due to the unfavourable effect of the strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs at PT Inco and our Ontario operations, higher employment and pension costs, higher costs for purchasing and processing larger volumes of purchased intermediates, the ramp-up problems experienced at our Ontario operations after the three-month strike discussed below and, in the case of nickel unit cash cost of sales after by-product credits, lower contributions from by-products, primarily resulting from lower deliveries of platinum-group metals due to that strike.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” in the Company’s Management’s Discussion and Analysis of Financial Conditions and Results of Operations set forth as Item 7 of this Report.

      It is currently expected that at least some of the principal factors which have caused increases in nickel unit cash cost of sales before and after by-product credits for 2003 will continue to adversely affect such nickel unit cash costs of sales into 2004. As a result of changes in certain assumptions and actual experience of plan assets as well as certain legislative and regulatory requirements referred to under “Cash Flows, Liquidity and Capital Resources” in the Company’s Management’s Discussion and Analysis of Financial Conditions and Results of Operations set forth as Item 7 of this Report, we currently expect that pension expense will increase slightly from the 2003 level of $107 million to approximately $112 million in 2004 and, depending upon the future performance of our pension plan assets and other related factors, including changes in certain exchange rates, in particular the Canadian dollar, this expense is currently expected to remain at least at that level until at least 2005.

      The Company experienced a three-month strike at our Ontario operations which began June 1, 2003. Prior to the strike, all of the Company’s principal operations were operating above planned production levels for 2003. When operations resumed at the Ontario operations after the end of the three-month strike in late August 2003, we experienced a series of unanticipated problems principally at those operations’ smelter and related facilities. These problems were associated with the ramp-up of those facilities after the strike and included outages or curtailments of operations at the oxygen plants and acid plant. These problems resulted in lower than planned production of in-process and finished material. Due to these problems, an expense of $25 million was incurred during the third quarter of 2003 based upon the resulting production shortfall we experienced at those operations.

      Operating costs continued to represent a major challenge for us in 2003 due to a stronger Canadian dollar, higher energy costs, increased pension expense, higher costs for purchased intermediates and lower by-product credits. Many of these cost pressures are expected to continue in 2004. We faced three key production challenges in 2003 in addition to the strike in Ontario and the ramp-up problems experienced when production resumed after the strike in September 2003; lower ore grades in Canada, in particular at the Company’s Manitoba operations; adverse smelter performance at our Manitoba operations due to the processing of ores with higher magnesium oxide content, and reaching or exceeding PT Inco’s expanded production design capacity. Two of these challenges were successfully met. At the Company’s Manitoba operations, we modified certain facilities to address the higher magnesium oxide content of this operations’ Birchtree mine ore, resulting in improved concentrate grade with no loss in recoveries. At PT Inco, we produced a record 70,200 tonnes (155 million pounds) of nickel-in-matte in 2003, exceeding PT Inco’s production design capacity of 68,000 tonnes (150 million pounds) despite completion of a planned furnace rebuild in the first six weeks of the year. In 2003, improved mining and blending practices raised the ore grades at PT Inco as shown in the tables under “Ore Reserves and Mining Rights” below. Furnace throughput at PT Inco also improved based on these better ore blending practices and higher grades. At PT Inco, we also increased power available to improve throughput by enabling all five hydroelectric generators to feed all furnaces. We were able to resolve the ramp-up issues encountered at the Company’s Ontario operations following the three-month strike and operations were on track in the fourth quarter of 2003.

      The Company’s nickel unit cash cost of sales, both before and after by-product credits, for the five years ended December 31, 2003, are shown in the following table:

	Nickel Unit Cash	Nickel Unit Cash
	Cost of Sales	Cost of Sales
	Before By-	After By-
Year	Product Credits	Product Credits

	($ per pound)
1999	1.29	1.26
2000	1.48	1.23
2001	1.56	1.35
2002	1.58	1.45
2003	2.02	2.15

      Based upon the average exchange rate for the year, the Canadian dollar, the currency in which a substantial portion of the Company’s operating costs are incurred, increased by 12 per cent relative to the U.S. dollar in 2003. In 2002, the Canadian dollar declined by one per cent relative to the U.S. dollar. At December 31, 2003, the value of the Canadian dollar, relative to the U.S. dollar, was $0.774, compared with $0.633 at December 31, 2002 and $0.628 at December 31, 2001, and was $0.748 at March 12, 2004. At December 31, 2003, the Company had outstanding forward currency contracts to purchase Cdn.$85 million in 2004 at an average price of $0.717. These contracts are to hedge a portion of the Company’s Canadian production costs and the construction costs for the

Voisey’s Bay project and were the only Canadian dollar currency hedges that the Company had outstanding at December 31, 2003. For further information on these contracts and contracts entered into after December 31, 2003 and a discussion of the sensitivity of foreign currency exchange rates on the Company’s earnings, see “Voisey’s Bay Nickel Company Limited — Project Phases” below and Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Report.

      For information regarding the Company’s profit sharing and incentive arrangements and the Company’s collective agreements with its unionized employees, see “Employees” below.

Business Segment Information

      Inco’s business operations consist of two segments, its (i) finished products segment, representing the Company’s mining and processing operations in Ontario and Manitoba, the refining operations in the United Kingdom and its interests in refining operations in Japan and other Asian countries referred to on page 1 of this Report, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. For further information on the Company’s business segments by operating segment and geographic location, see Note 19 to the financial statements under Item 8 of this Report.

Nickel

Applications for Nickel (1)

      Nickel is a hard, malleable metal with a wide range of uses. Its principal characteristics include imparting strength and corrosion resistance in alloys. The following five general categories constitute the principal applications of nickel: the production of nickel-bearing or austenitic stainless steels, low-alloy steels, non-ferrous alloys, foundry industry castings and non-alloying uses. The Company’s nickel products represent what is known in the industry as “primary” nickel, a designation given to nickel produced principally from nickel ores. It is estimated that approximately 81 per cent of global primary nickel consumption relates to its end use in austenitic stainless steel production and as an alloy with other metals. The other type of nickel used in industrial applications is known as “secondary” nickel, which is also referred to as recycled or scrap nickel. Secondary nickel units are recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete plant and equipment. In the recent past, secondary nickel has represented between 43 and 48 per cent of the total nickel used for austenitic stainless steels, with primary nickel accounting for between 52 and 57 per cent of such nickel use. These percentages can vary based upon relative prices, the availability of scrap and other factors.

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

      The dominant use of primary nickel in the world has continued to be in the production of nickel-bearing or austenitic stainless steels. Stainless steels, defined as iron-based alloys containing 10.5 per cent or more chromium, are typically identified by their metallurgical structure — austenitic, ferritic, martensitic, precipitation-hardening and duplex. Approximately 75 to 77 per cent of global stainless steel production in recent years consists of austenitic, or nickel-bearing, grades. On average, austenitic stainless steels contain approximately eight to 10 per cent nickel. Nickel-bearing stainless steels are used throughout the industrialized world in a wide variety of applications ranging from consumer products to industrial process equipment, as well as for power generation and transportation equipment, kitchen appliances and hundreds of other applications where strength

(1)	Unless otherwise indicated, data in this Report on applications for nickel are on a global basis. Previous reports from the Company included data on a Western-World-plus-China basis. “Western World” is defined as the world excluding the former East Bloc countries (Russia and other members of the former Commonwealth of Independent States, China, Cuba, Bulgaria, the Czech Republic, Slovakia, Hungary,
Poland and Romania).

and corrosion resistance are required. Nickel use in nickel-bearing or austenitic stainless steels currently accounts for about 65 per cent of annual global primary nickel consumption.

      A second, closely related, use of primary nickel is in low-alloy steels for construction and in structural, tool, high-strength and electrical steels. These steels are produced in greater volume than stainless steels but with a much lower nickel content, averaging less than one per cent nickel by weight. They account for about five per cent of annual global primary nickel demand.

      The third category of nickel use is in non-ferrous alloys which, unlike the two categories of steel alloys noted above, contain little or no iron. These alloys, which are used in industrial process plants, marine engineering, coinage, electronics, and gas turbine engine components, as well as in other diverse products, account for approximately eight per cent of annual global primary nickel demand.

      A fourth category is comprised of foundry industry castings, which consist of either iron alloys, steel alloys or non-ferrous alloys. These uses account for about three per cent of annual global primary nickel demand and represent the balance of the approximately 81 per cent of primary nickel used to make stainless steels and nickel-containing alloys.

      The fifth category consists of various non-alloying uses of primary nickel. These uses account for the remaining 19 per cent of annual global primary nickel demand, and include electroplating (representing about seven per cent of primary nickel demand) and numerous applications of nickel powders, including Inco’s specialty nickel powder products described under “Inco Special Products” below. Many consumer durable goods, such as metal furniture, are nickel-chrome electroplated. Nickel powder applications are a relatively small but important nickel-consuming sector. Given the properties of nickel powders, applications include dissolving nickel into salts for plating and catalysts for the petrochemical industry, and use in nickel-cadmium and nickel-hydride rechargeable batteries, welding electrodes, metal sprays and specialized parts made by powder metallurgy.

      As indicated above, nickel used in stainless and low-alloy steel sectors account for approximately 70 per cent of annual global primary nickel demand. In choosing primary nickel, these two sectors can generally use either charge nickel products or melting nickel products to satisfy their nickel requirements; however, they may also use secondary nickel units such as nickel-containing stainless steel scrap or other recycled nickel-containing material, with the selection being based largely on relative prices and availability of these materials. See “Prices — Nickel” above for a discussion of the percentages of nickel consumed as stainless steel scrap by stainless steel producers.

      Inco has been a member of the Nickel Development Institute (“NiDI”), a non-profit association which promotes applications for nickel, since NiDI was founded in 1984. NiDI sponsors numerous research and development projects, including projects aimed at promoting the use of nickel-containing stainless steels, broadening markets for nickel-containing alloys resistant to high and low temperatures, high pressures and corrosion, and seeking to ensure that sound science is used as the basis for regulatory developments relating to the production and use of nickel and nickel-containing products and the recycling or disposal of nickel-containing waste materials. In early 2004, NiDI and the Nickel Producers Environmental Research Association (“NiPERA”), an organization that we and other nickel producers had formed in the 1980s to fund scientific studies relating to, and focus on, environmental, health and other issues with respect to various forms of nickel, merged to form the Nickel Institute.

Historical Review of the Nickel Industry; Recent Industry Conditions(2)

      The nickel market has been cyclical in nature over the past half-century given the positive correlation of nickel demand to industrial production.

      Primary nickel demand in the Western World grew significantly during the 1946-1974 period in response to postwar reconstruction, increased per capita incomes and the rapid growth of the stainless steel industry. Annual

(2)	Data and estimates included in this historical review through 2002 are limited to the Western World because of limited available data for certain countries. See Note 1 above with respect to our definition of “Western World.”

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

      During the early 1990s, significant increases in primary and secondary nickel deliveries to the world from the Russian Federation (“Russia”) and other members of the former Commonwealth of Independent States (“CIS”), combined with economic downturns in North America, Western Europe and Japan, led to a surplus in primary nickel supply, resulting in a weakening of nickel prices. This situation was exacerbated in 1992 and 1993 by negative economic growth in Western Europe and Japan and continued exports of nickel from the CIS. From 1990 to 1993, annual average LME cash nickel prices fell from $8,885 per tonne ($4.03 per pound) to $5,291 per tonne ($2.40 per pound).

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

      The LME cash nickel price continued to increase into 2000, reaching a peak of $10,660 per tonne ($4.84 per pound) in March 2000 but, subject to some variability, over the balance of 2000 declined to $7,190 per tonne ($3.26 per pound) by the end of the year. Solid market conditions contributed to the increase in the average LME cash nickel price to $8,642 per tonne ($3.92 per pound) in 2000, as did the anticipation of possible labour disruptions at certain producers which did not materialize. The world economic recovery that commenced in 1999 continued in 2000, resulting in increased demand for nickel-containing products, especially stainless steel where world production of this material on a world basis increased in 2000 by 8.8 per cent to a record level of 19.5 million tonnes. However, the use of primary nickel in this segment registered no growth in 2000 due to the increased supply of nickel-containing stainless steel scrap, which led to an increase in the scrap ratio to 48 per cent in 2000 from 44 per cent in 1999. Overall world demand for primary nickel grew by 5.8 per cent in 2000 to a record level of 1,109,000 tonnes, reflecting both stock building by consumers, who were replenishing their inventories from the relatively low levels at the end of 1999, and an estimated 12 per cent growth in consumption for primary nickel in applications other than stainless steel.

      In 2000, world primary nickel supply production increased by an estimated 78,000 tonnes to 1,105,000 tonnes, due mainly to a rise in primary nickel production in the Western World of approximately 52,000 tonnes, reflecting the return to more normal levels of production by several producers who either had experienced unexpected production disruptions or reduced output in 1999, and production from new nickel capacity and the continued commissioning of the three new laterite projects in Australia referred to above. Demand for nickel in 2000 exceeded supply by approximately 4,000 tonnes, but we believe that additional material was withheld from the market by one leading nickel producer, thereby reducing apparent stocks to critically low levels, as reflected in nickel inventories held in LME warehouses, which fell by over 37,000 tonnes during the year.

      The nickel market in 2001 was a challenging one compared with 2000 when total world demand for primary nickel achieved a record level. Market fundamentals weakened during 2001 as the world’s major economies experienced softness and recessionary conditions intensified in the manufacturing sectors of virtually all of the major countries that are members of the Organization for Economic Cooperation and Development (“OECD”). This overall weakness in demand was primarily concentrated within the Western World where nickel demand declined significantly. While there was continued strength in nickel demand in China in 2001, the Company estimates that there was an overall decline in world nickel demand in 2001 of 2.2 per cent to approximately 1,085,000 tonnes. Growth in world primary nickel production continued in 2001, reflected in a net increase of 40,000 tonnes to 1,145,000 tonnes. The largest sources of this increase in supply were the continued ramping up of certain laterite projects in Australia and the commissioning of new capacity in Venezuela and Colombia. With the decline in demand and increase in supply, the world nickel market in 2001 shifted to a surplus position of approximately 60,000 tonnes following the deficit positions in the previous two years. Over 2001, nickel inventories held by consumers are estimated to have fallen by 13,000 tonnes and despite the slowdown LME inventories increased by only 9,510 tonnes, with such inventories ending 2001 at 19,188 tonnes.

      The cash nickel price on the LME opened 2001 at $6,995 per tonne ($3.17 per pound) but, subject to some variability, declined to the year’s low of $4,420 per tonne ($2.00 per pound) in late October 2001. With the aggressive reduction of interest rates in the United States and renewed prospects for an economic recovery, prices for nickel and other non-ferrous metals improved in the fourth quarter of 2001 and the LME cash nickel price had increased to $5,680 per tonne ($2.58 per pound) as of December 31, 2001.

      The nickel market strengthened in 2002 as demand, on a world basis, grew by approximately eight per cent during the year to 1,168,000 tonnes despite continued weakness in certain large segments of the global economy. During 2002, growth in industrial production continued in China and rebounded in most major Asian economies, excluding Japan, while economic recovery in the United States, Europe and Japan struggled to take hold.

      The growth in nickel demand in 2002 was primarily concentrated in the stainless steel sector. Nickel demand growth in this sector increased by almost 10 per cent, driven by an increase in stainless steel production and a decline in the percentage of nickel-containing stainless steel scrap relative to primary nickel consumed by stainless steel producers. World stainless steel production increased by 7.9 per cent to approximately 20.3 million tonnes with growth experienced in all major industrial countries of the world except Japan where production declined slightly. This production growth was particularly strong in the United States, up 20 per cent, driven by the opening of a new 800,000 tonne-per-year stainless steel production facility in Kentucky and higher production at existing facilities elsewhere in the United States, and in Taiwan, where production increased by 20 per cent as existing facilities operated at near-capacity levels.

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

      The strong growth in nickel demand during 2002, largely offset the growth in nickel production, resulting in an essentially balanced market for 2002 as it is estimated by Inco that the world market reflected a small surplus of approximately 3,000 tonnes. Inventories of nickel on the LME increased slightly during 2002 by 2,784 tonnes, remaining at a relatively low level of 21,972 tonnes at December 31, 2002.

      The global nickel market reflected favourable fundamentals for nickel producers such as ourselves in 2003 as world demand grew by approximately seven per cent from 2002 levels to 1,251,000 tonnes despite continued economic weakness in Europe and a delayed economic recovery in the United States. Industrial production in Asia grew during 2003, led by continued significant growth in China, as well as growth in South Korea, Taiwan and Japan. The global nickel market was essentially in balance for 2003 as a result of the release into the market of approximately 60,000 tonnes (132 million pounds) of nickel or about five per cent of total global nickel supply that we understand one leading nickel producer had initially pledged as collateral for a loan.

      The growth in nickel demand in 2003 was concentrated in the stainless steel sector, the largest end user of primary nickel. Nickel demand growth in this sector increased by almost eight per cent in 2003, driven by a significant increase in stainless steel production and a decline in the stainless steel scrap-ratio. The world production of stainless steel increased by nine per cent to approximately 22 million tonnes in 2003. This growth was due, in part, to increases in production capacity and the start-up of several new large-scale stainless steel manufacturing facilities around the world. Stainless steel production expanded in all major industrial regions and was particularly strong in China and South Korea where new production facilities were commissioned during the year. Nickel demand growth in non-stainless steel applications was relatively weak in 2003, as one important end-use market, high nickel alloys for the aerospace industry, continued to struggle with new aircraft orders remaining at relatively depressed levels. However, demand for nickel in plating applications was relatively strong, led by growth in these applications in China, slightly offset by reduced demand for these applications in Europe and the United States.

      The growth in world supply of primary nickel in 2003 could not keep pace with the demand growth experienced in 2003. Supply of primary nickel in 2003 was adversely affected by a strike at the Company’s Ontario operations during a three-month period beginning June 1, 2003 which resulted in effectively no production from these operations which would normally produce about 20 million pounds of primary nickel per month. We believe that several other major producers failed to reach their 2003 projected production targets due to unexpected maintenance or operational problems. The shortfall in supply was partially offset by the gradual release of approximately 60,000 tonnes into the market during 2003 by one leading nickel producer, as discussed above. In addition, production of ferronickel in Australia, New Caledonia, Colombia and the Dominican Republic increased in 2003. As a result, world primary nickel production increased by 21,500 tonnes to 1,192,000 tonnes in 2003. World primary nickel supply increased to 1,192,000 tonnes taking into account the release of the 60,000 tonne loan collateral mentioned above.

      The significant growth in nickel demand during 2003, coupled with the limited supply growth, created an underlying deficit between supply and demand in 2003 of approximately 59,000 tonnes. With the release of the 60,000 tonne loan collateral referred to above, we believe there was a small surplus in the global nickel market of approximately 1,000 tonnes in 2003. Inventories of nickel on the LME, a physical market (i) where various metals, including nickel, can be bought or sold for prompt or future delivery and (ii) representing the principal terminal market for primary nickel in the world, increased slightly during 2003 by 2,100 tonnes, remaining at a relatively low level of 24,072 tonnes at December 31, 2003. As of March 12, 2004, given the significant drawdown in these reported inventories during the first nearly two and one-half months of 2004, LME inventories totalled 14,316 tonnes.

      An uncertain global economic environment would be expected to have a significant adverse effect on Inco’s business and financial results given the historical positive correlation between industrial production and demand for primary nickel and the Company’s other products. There can be no assurance that the over supply situations which have existed historically in the nickel markets could not reoccur in the future. Any such conditions would have an adverse effect on the prices realized by Inco for its nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries can also adversely affect nickel prices and the prices of other metals produced by the Company. These factors are beyond the Company’s control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by Inco. There can be no assurance that the price for nickel or other metals produced by Inco will not decline. A return to the relatively low price of nickel reflected by the LME cash nickel price which prevailed through most of 1998 and into the first half of 1999 and during a portion of the second half of 2001 would have a material adverse effect on the Company’s results of operations, financial condition, cash flows and liquidity.

      World primary nickel demand has increased at an average compound annual rate of approximately six per cent over the last ten years. As noted under “Applications for Nickel” above, about two-thirds of world primary nickel demand is associated with the production of austenitic stainless steels. The following table shows the relationship between Inco’s most recent estimates of world primary nickel demand and stainless steel production for the five years ended December 31, 2003:

	World	World
	Primary Nickel	Stainless Steel
Year	Demand(1)	Production

	(in tonnes)	(in millions of tonnes)
1999	1,048,000	17.9
2000	1,109,000	19.5
2001	1,085,000	18.8
2002	1,168,000	20.3
2003(2)	1,251,000	22.0

(1)	Previously disclosed figures were provided on a Western World-plus-China basis.
(2)	Preliminary estimates.

     The following table shows Inco’s most recent estimates of world primary nickel demand, world primary nickel supply, year-end combined Western World producers and LME inventories of primary nickel year-end LME nickel inventories and the average annual LME cash nickel prices for the five years ended December 31, 2003:

	World	World	Year-End		Average
	Primary	Primary	Combined Western		Annual LME
	Nickel	Nickel	World Producers and	Year-End LME	Cash Nickel
Year	Demand	Supply	LME Inventories(2)	Inventories	Prices

	(in tonnes)				($ per tonne)
1999	1,048,000	1,027,000	120,000	46,962	$6,015
2000	1,109,000	1,105,000	90,000	9,678	8,642
2001	1,085,000	1,145,000	106,000	19,188	5,948
2002	1,168,000	1,171,000	100,000	21,972	6,775
2003	1,251,000 (1)	1,192,000 (1)	104,000 (1)	24,072	9,633

(1)	Preliminary estimates.
(2)	Excludes Russia, other members of the former CIS, China, Cuba and Eastern Europe.

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

Participants in the Nickel Industry

      The six largest suppliers in the nickel industry, each having its own integrated facilities, including nickel mining, processing, refining and marketing operations, are MMC Norilsk Nickel (“Norilsk”), Inco, Falconbridge

Limited (“Falconbridge”), BHP Billiton plc (“BHP Billiton”), Eramet and its subsidiary, Le Nickel-SLN (collectively, “Eramet”), and WMC Resources Ltd. (“WMC”). The Company estimates that these six producers accounted for about 60 per cent of the total world primary nickel production in 2003. In addition to these six principal participants, there are approximately 30 other producers in numerous other countries around the world that participate in the nickel industry. Operations of the six largest producers are located in several countries. Inco, as noted on page 1 of this Report, has operations in Canada, the United Kingdom, Indonesia, Japan and China and in other parts of Asia through two companies, Taiwan Nickel and Korea Nickel, in whose refining capacity Inco has interests, but less than majority ownership. Norilsk has operations in Russia; WMC has operations in Australia; Falconbridge has operations in Canada, Norway and the Dominican Republic; Eramet has operations in France and New Caledonia; and BHP Billiton has operations in Australia and Colombia.

      Norilsk has integrated facilities at Norilsk in Siberia and at Pechenga and Severonickel on the Kola Peninsula of Russia. For 2003, Norilsk reported production of approximately 238,000 tonnes of nickel from all of its facilities, compared with 218,000 tonnes in 2002 and 228,000 tonnes in 2001, and exports of 239,000 tonnes in 2003, compared with 208,000 tonnes in 2002 and 182,000 tonnes in 2001.

      World primary nickel supply is estimated by Inco to have been approximately 1,192,000 tonnes in 2003, up 1.8 per cent from approximately 1,171,000 tonnes in 2002 and 1,145,000 tonnes in 2001. Production increases during 2003 were mainly from Norilsk in Russia, Jinchuan Group Limited in China, BHP Billiton’s Cerro Matoso operation in Colombia, Falconbridge’s operations in Canada and Norway and its Falcondo subsidiary’s ferronickel operations in the Dominican Republic. However, these increases were largely offset by lost production due to the three-month strike at our Ontario operations.

Inco’s Position in the Nickel Industry

      Inco is a leading producer of nickel. The Company’s nickel deliveries in 2003 represented an estimated 17 per cent of the total world demand for primary nickel, compared with 20 per cent in 2002 and 21 per cent in 2001.

      Inco’s total deliveries of nickel in 2003 were 213,890 tonnes, representing a decrease of eight per cent from total deliveries of 231,590 tonnes in 2002. Deliveries by Inco in 2003 of nickel produced at its own facilities were 184,110 tonnes, representing a decrease of 13 per cent from deliveries of 212,247 tonnes in 2002. The decrease in deliveries was primarily due to lower production at the Company’s Ontario operations as a result of the three-month strike referred to above which was partially offset by higher nickel deliveries from PT Inco and the Company’s Manitoba operations and an increase in the deliveries of purchased finished nickel. The Company’s Ontario operations normally produce about 9,000 tonnes (20 million pounds) of nickel products per month. Deliveries of finished nickel purchased from external sources, used by the Company to supplement Inco-source production as required, increased by 54 per cent in 2003 as a result of the three-month strike referred to above.

      In 2002, Inco’s total deliveries of nickel increased slightly to 231,590 tonnes from total deliveries of 230,049 tonnes in 2001. Deliveries by Inco in 2002 of nickel produced at its own facilities were 212,247 tonnes, representing an increase of two per cent from deliveries of 207,071 in 2001, due to increased production of finished nickel and sales from finished nickel inventories. Deliveries of finished nickel purchased from external sources, used by the Company to supplement Inco-source production as required, declined in 2002 as a result of higher Inco production in 2002.

      The Company believes that one of the key strengths of its position in the highly-competitive global nickel industry is the broad geographic distribution of its customers. In 2003, the Company continued to supply its customers worldwide from its operations in Canada, the United Kingdom and Asia. In 2003, reflecting the Company’s global market presence, 21 per cent of the Company’s total primary nickel deliveries were to customers in the United States and Canada, 25 per cent to customers in Japan, 12 per cent to customers in Europe, and 42 per cent to customers in other countries, primarily in Asia, compared with 26 per cent to customers in the United States and Canada, 24 per cent to customers in Japan, 12 per cent to customers in Europe, and 38 per cent to customers in other countries, primarily in Asia, in 2002. In 2003, sales to customers in Asia, including Japan, represented 66 per cent of the Company’s total nickel deliveries for the year, compared with 60 per cent in 2002.

      In 2003, the Company continued to implement marketing strategies aimed at providing consistent long-term demand for its products. At year-end 2003, the Company had fixed-volume contracts with customers for a substantial portion of its expected annual nickel sales. These contracts, combined with the requirements of the Company’s affiliated refineries in Asia and its sales of proprietary nickel products, have continued to provide stable demand for a significant portion of the Company’s annual production.

      The three-month strike at the Company’s Ontario operations and the ramp-up problems experienced when those operations were restarted after the end of the strike, as discussed above, significantly and adversely affected the Company’s production of primary nickel products, copper, platinum-group metals and its other products.

      The following table shows, for the five years ended December 31, 2003, Inco’s most recent estimates of total world primary nickel demand, Inco’s total nickel deliveries, Inco’s deliveries of purchased nickel, Inco’s estimated share of world demand based on its total nickel deliveries, the LME average cash and three-month nickel prices and Inco’s average realized price for its primary nickel products:

					LME	LME	Inco
			Inco	Inco	Average	Average	Average
			Deliveries of	Share of	Cash	3-Month	Realized
	World Primary	Total Inco	Purchased	World	Nickel	Nickel	Nickel
Year	Nickel Demand	Deliveries(1)	Nickel	Demand	Price	Price	Price(1)

	(in tonnes)			(%)	($ per tonne)
1999	1,048,000	258,088	77,038	25	6,015	6,073	6,415
2000	1,109,000	259,374	60,277	23	8,642	8,453	9,007
2001	1,085,000	230,049	22,978	21	5,948	5,877	6,468
2002	1,168,000	231,590	19,343	20	6,775	6,755	7,143
2003	1,251,000 (2)	213,890	29,780	17 (2)	9,633	9,610	9,860

(1)	Includes intermediates and purchased nickel.
(2)	Preliminary estimates.

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

      Inco Special Products, an unincorporated business unit, has responsibility for all business activities related to the Company’s value-added or specialty nickel products. Inco’s value-added or specialty nickel products are developed at the Company’s research laboratory at Mississauga, Ontario and are manufactured, using the Company’s gas decomposition technology, at the Company’s refineries in Sudbury, Ontario and Clydach, Wales; and certain value-added or specialty products are also manufactured at Novamet(3) Specialty Products Corporation (“Novamet”), a wholly-owned subsidiary of the Company located in Wyckoff, New Jersey. Inco Special Products expects to continue to work closely with customers to develop advanced nickel products to meet their needs. Accounting for approximately nine per cent of the Company’s nickel sales revenue in 2003, compared with 12 per cent in 2002 and 2001, value-added or specialty nickel products sold at premium prices. These premiums are affected by fluctuations in the LME cash nickel price and how the Company prices certain of its value-added or specialty nickel products.

Copper

      Inco produces copper at its Ontario operations which it recovers, in conjunction with nickel, principally from the sulphide ores mined in the Sudbury area of Ontario. In 2003, the Company’s copper production was 91,134 tonnes, representing a decrease of 18 per cent from 111,787 tonnes in 2002. Copper production in 2003 was

(3)	Inco trademark.

below the Company’s planned target of 113,000 tonnes due to the three-month strike and ramp-up problems associated with the restart of operations after the three-month strike at the Company’s Ontario operations. In 2002, the Company’s copper production was down four percent from 116,255 tonnes in 2001, due to production and mechanical difficulties experienced during the year at the Company’s Ontario operations.

      The Company’s copper is sold to industrial users under the trademark ORC(4). In 2003, all of the Company’s copper production was sold in North America at prices based on quotations on the COMEX Division of the New York Mercantile Exchange. Copper accounted for $171 million, or seven per cent, of the Company’s total net sales to customers in 2003, compared with $184 million, or nine per cent, in 2002 and $195 million, or nine per cent, in 2001.

      The Company’s sales and deliveries (including purchased copper) for the past three years and the Company’s average realized prices for copper for the past five years are shown in the tables under “Sales”, “Deliveries” and “Prices — Copper” above, respectively.

      World refined copper production is estimated to have been approximately 15.2 million tonnes in 2003, compared with 15.5 million tonnes in 2002 and 15.3 million tonnes in 2001.

      Like nickel prices, copper prices have been in recent years, and are expected to continue to be, subject to significant price volatility. In 2002, LME and COMEX inventories continued to increase until they peaked in the second quarter as a result of production cutbacks announced during the fourth quarter of 2001 and higher demand, particularly from China, which began to have a positive impact on the overall copper market supply-demand balance. Prices also peaked in the second quarter and declined during the remainder of the year as economic uncertainty and a lack of demand growth negatively affected overall copper market sentiment. Total LME and COMEX inventories ended the year at 1,255,000 tonnes, an increase of 25 per cent from these combined inventory levels at the end of 2001, but lower than the peak of 1,306,000 tonnes for 2002 reached in the second quarter. In 2003, the combination of strong economic growth in Asia, in particular China, combined with a number of production cutbacks and the actions of one leading copper producer which we understand stockpiled material, led to accelerating declines in reported stocks throughout 2003. By the end of 2003, reported copper stocks on the COMEX and the LME declined by over 40 per cent to 711,100 tonnes. The COMEX first position price averaged $1,787 per tonne ($0.81 per pound) in 2003, a 13 per cent increase from $1,580 per tonne ($0.72 per pound) in 2002, and was $2,886 per tonne ($1.31 per pound) on March 12, 2004.

Other Primary Metals and Related Products

      Sales of Inco’s primary metals and related products other than nickel and copper accounted for eight per cent of its total net sales to customers in 2003, compared with 15 per cent in 2002 and 19 per cent in 2001. These products include cobalt, platinum-group metals (platinum, palladium, rhodium, ruthenium and iridium), gold, silver, sulphuric acid and liquid sulphur dioxide and some modest quantities of selenium and tellurium. For 2003, Inco, based upon production principally from its Ontario ores, accounted for approximately two per cent of the world’s supply of platinum-group metals. Platinum-group metals are utilized primarily for catalysts, electronic components and jewelry. In addition to refining its own ores to obtain platinum-group metals, the Company processes substantial volumes of spent automotive catalytic converters and other material containing these metals at its Sudbury, Ontario and Acton, England refineries. In 2003, due principally to the post-strike ramp-up problems discussed above at the Company’s Ontario operations, such other material, which was principally toll-refined, accounted for about 76 per cent of all platinum-group metals refined by the Company, compared with 60 per cent in 2002 and 69 per cent in 2001. Deliveries of toll-refined material, however, are not included in the Company’s deliveries of precious metals shown in the table under “Deliveries” above since Inco does not take ownership of these materials. As a result primarily of the reduced quantities of platinum-group metals produced by the Company given the three-month strike, sales of platinum-group metals accounted for approximately four per cent of the Company’s net sales to customers in 2003, compared with 11 per cent in 2002 and 13 per cent in 2001. The platinum-group metals sold in 2003 were derived principally from the Company’s Ontario ores.

(4)	Inco trademark.

      Approximately 80 per cent of Inco’s cobalt production, which is derived from the Company’s Canadian ores and purchased feedstock material, is sold as metal, with the balance being sold as cobalt oxide. Cobalt oxide, which normally commands a price premium over cobalt metal, is used primarily in the chemical industry. Cobalt metal is used in the production of various alloys, particularly for aerospace applications.

      Copper and nickel producers supply a majority of the world’s cobalt production as a by-product of their copper and nickel operations, which has resulted in the supply of cobalt being largely driven by the demand for copper and nickel rather than the demand for cobalt. As a result, there has been a significant increase in the supply of cobalt in the last decade. Demand for cobalt from the aerospace and land-based gas turbine sectors, which together currently represent about 23 per cent of world cobalt consumption, continued to be weak in 2003. However, in 2003 the total demand for cobalt increased as a result of the growth of applications for cobalt in the battery and catalyst market sectors. The increases in cobalt demand as a result of these applications, together with supply disruptions, resulted in a more balanced market. With supply and demand moving closer into balance during 2003, the Metal Bulletin 99.8 per cent average reference price for cobalt, the most commonly used benchmark price for cobalt pricing, averaged $19,330 per tonne ($8.77 per pound) in the first half of the year and $26,570 per tonne ($12.05 per pound) in the second half of the year, compared with $15,700 per tonne ($7.10 per pound) in 2002 and $23,300 per tonne ($10.60 per pound) in 2001. On March 11, 2004, the Metal Bulletin 99.8 per cent average reference price for cobalt was $60,627 per tonne ($27.50 per pound).

      As indicated in the table of the Company’s price realizations under “Prices — Other Metals” above, Inco’s average realized price for its cobalt deliveries was $18,846 per tonne ($8.55 per pound) in 2003, compared with $15,124 per tonne ($6.86 per pound) in 2002 and $23,216 per tonne ($10.53 per pound) in 2001. The Company’s Goro and Voisey’s Bay projects, in addition to the quantities of nickel projected to be produced by them, are also expected to produce significant quantities of cobalt given the currently estimated quantities of cobalt in the mineral deposits to be mined as part of these projects. With significant increases in the global supply of cobalt and changes in demand, the price of cobalt has fluctuated significantly over the past several years. The financial analyses undertaken by the Company in support of the substantial investment to be made with respect to these projects have been based upon a long-term price of cobalt of $15,400 per tonne ($7.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by these projects, were to be below the long-term prices assumed by the Company, the expected financial returns from, and expected cash and other unit costs of production after by-product credits for, these projects would be adversely affected.

      The Company also produces sulphuric acid and liquid sulphur dioxide from the sulphur dioxide gases captured as part of its sulphur dioxide (SO2) abatement program at the Company’s Ontario operations. A total of 473,805 tonnes of sulphuric acid and liquid sulphur dioxide were produced by the Company in 2003, compared with 673,995 tonnes in 2002 and 650,651 tonnes in 2001. Most of the Company’s sulphuric acid production and all of its liquid sulphur dioxide production are sold to Chemtrade Logistics Inc., an unaffiliated customer, under long-term contractual arrangements at prices based on prevailing market prices for these products. These products are included in the table of product deliveries under “Deliveries” above.

      Tables showing the Company’s sales, deliveries and average net realized prices of these other primary metals and related products are shown under “Sales”, “Deliveries” and “Prices — Other Metals” above.

Mining and Production

General

      Based on publicly available information and its own studies and analysis, the Company believes that, relative to other nickel producers, it is a low-cost producer of nickel. Since low-cost operations are essential in the highly competitive global nickel business, one of Inco’s key strategic objectives is to become the world’s lowest-cost and most profitable producer of nickel. A number of favourable factors, as described below, generally contribute to the Company’s current cost structure, with the contribution of each factor varying from year to year. A number of other nickel producers experienced some of the same cost pressures we did in 2003, including higher energy costs and the impact of the strengthening in the currency which some or all of their costs of production are incurred relative to the U.S. dollar, the currency in which most or at least some of their revenue is received.

      The Company’s estimated ore reserves include both sulphide and laterite nickel deposits, the two main types of nickel deposits found in the world. Sulphide deposits currently account for about 30 per cent of the world’s nickel resources and are found in bedrock, often deep below the surface which generally make them more costly to mine than laterite deposits. Sulphide deposits commonly contain copper, precious metals and cobalt in addition to nickel. Laterite deposits, which currently account for the remaining 70 per cent of the world’s nickel resources, occur as either “wet” laterites or “dry” laterites. Wet laterites are found in tropical areas where heavy rainfall combined with suitable landforms have resulted in the concentration of nickel through a process of surface weathering and leaching action. Currently, wet laterites may be processed by using either smelting or acid leaching technology, depending on the characteristics of the particular deposit. Dry laterites, such as those found in Australia, may be processed only by using acid leaching technology due to their mineralogy and their generally lower nickel content compared with wet laterites. Laterite deposits are found at or near the surface and are therefore usually amenable to low-cost surface mining. Cobalt is also usually present in these deposits.

      The Company has large sulphide orebodies with satisfactory ore grades and metallurgical properties principally at its operations at Sudbury, Ontario and certain sulfide orebodies with generally declining ore grades at its Thompson, Manitoba operations, and large lateritic orebodies with satisfactory ore grades and metallurgical properties at its operations in Indonesia. In addition to nickel, Inco recovers significant quantities of copper, precious metals and cobalt from its Ontario ores. The relative economic advantages of Inco’s Canadian sulphide ores are offset, to some degree, by the higher mining costs for sulphide ores relative to lateritic ores and by higher costs of doing business in Canada relative to some other nickel-producing countries. The Company’s unit costs of production also benefit from economies of scale attributable to its large, integrated mining and processing facilities and from the use of bulk mining methods and automated mining equipment and other productivity improvements implemented in recent years in all areas of the Company’s business.

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

      In 2003, our hydroelectric facilities in Ontario generated approximately 22 per cent of the Company’s Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric-generating facility at its Larona dam together with its 93-megawatt hydroelectric generating facility at its Balambano dam generated virtually all of PT Inco’s 2003 electrical requirements. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. In 2003, energy costs at the Company’s Ontario and Manitoba operations were approximately 14 per cent of total cash production costs, compared with 36 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 51 per cent in 2003, 47 per cent in 2002 and 50 per cent in 2001 relative to the energy costs that would have been incurred by PT Inco if fuel oil had been the sole source to meet its energy requirements.

      Inco’s Ontario operations benefit significantly, and its Company’s Manitoba operations benefit to a minor extent, from the copper, precious metals and cobalt produced in association with nickel. In 2003, Ontario ores accounted for approximately 96 per cent of the Company’s copper production, 94 per cent of its by-product platinum-group metals production and 48 per cent of its by-product cobalt production, with one per cent of the Company’s copper production, six per cent of its by-product platinum-group metals production and 34 per cent of its cobalt by-product production derived from the Company’s Manitoba ores. The Company also produces nickel, copper, cobalt and precious metals from purchased materials. Precious metals have relatively high selling values compared with the Company’s processing costs for these metals. Inco’s accounting and financial reporting practice is to include revenues from deliveries of copper, precious metals and cobalt in net sales and to include costs of recovering such metals in cost of sales. Copper is considered to be a joint product with nickel and, as such, its production costs include an allocation of mining costs plus its identifiable concentrating, smelting and refining costs; precious metals and cobalt are considered to be by-products and, as such, their production costs include no allocation of mining, concentrating and smelting costs, but do include their identifiable upgrading and refining costs.

      The Company’s nickel production decreased by 11 per cent to 187,173 tonnes in 2003, compared with 209,728 tonnes in 2002, reflecting lower production at the Company’s Ontario operations due to the three-month strike by production workers, ramp-up problems following the strike, and completion of a planned furnace rebuild at PT Inco in the first quarter, partially offset by higher production at the Company’s Manitoba operations, the processing of higher volumes of purchased intermediates, and higher ore grades and higher production at PT Inco. In 2002, the Company’s nickel production increased by one per cent to 209,728 tonnes from 207,077 tonnes in 2001. The increase was primarily due to the decision to operate the Company’s Ontario operations in 2002 without any planned maintenance shutdown. Nickel production in 2002 was, however, below the Company’s planned production of 213,000 tonnes that it had announced in February 2002. Our Manitoba operations in 2002 and early 2003 were adversely affected by start-up problems concerning the 1-B orebody of the Thompson mine and the adverse effect on processing operations of the higher magnesium oxide (“MgO”) content in the ores mined from the Manitoba operations’ Birchtree mine. These issues were resolved in 2003. Production of finished nickel from Canadian ores and purchased material processed in Canada totalled 120,479 tonnes in 2003, compared with 146,620 tonnes in 2002 and 145,221 tonnes in 2001. Additional nickel and copper production statistics for the Company’s primary metals operations are shown in the tables under “Concentrating, Smelting and Refining” below. For a discussion of PT Inco’s operating rates and estimated ore reserves, see “PT International Nickel Indonesia Tbk — Operations” below.

      The Company’s 2004 nickel production is currently expected to be in the range of 227,000 to 231,000 tonnes, up substantially from the 187,173 tonne level in 2003. Nickel production in 2003 was negatively impacted by the strike at our Ontario operations. The Company expects purchased nickel intermediates to increase by over 45 per cent from 2003 levels to approximately 33,570 tonnes in 2004. This external feed source is expected to represent the source of 15 per cent of planned 2004 finished nickel production, up from 23,130 tonnes in 2003 as discussed above. We continue to utilize purchased nickel intermediates to increase the processing capacity utilization of the Company’s Ontario and Manitoba operations and to maintain nickel production at the Company’s Manitoba operations at or near its 45,000 tonne annual capacity. While such use is profitable, it does increase our costs, particularly at higher nickel prices since the cost of purchased nickel feeds is based on prevailing LME prices. Copper production is currently expected to be approximately 118,000 tonnes in 2004, up 29 per cent from 91,134 tonnes in 2003. Total production of platinum-group metals is expected to increase to 400,000 troy ounces in 2004 from the 2003 strike-affected level of 207,000 troy ounces.

      While the Company has certain potential new mine development projects at its existing operations in Canada, if sufficient new low-cost sources of nickel such as the Voisey’s Bay and Goro projects are not developed on a timely basis, the Company’s overall nickel production, particularly at its Manitoba operations, could decline beginning as early as 2005, and the Company’s unit costs of production could increase significantly with any material decline in mine production from its Canadian operations if such operations were not significantly restructured. These developments could materially adversely impact the Company’s results of operations, financial condition, profitability and cash flows.

      During 2002, as mine production at the Company’s Manitoba operations transitioned from the Thompson mine to the lower grade Birchtree mine, the Company experienced lower mine production. The Company continued to experience such lower mine production in 2003 and, as this transition continues to move forward, the Company currently expects to see a continuing decline in mine production in Manitoba in 2004 and expects to see further declines in future years. The Company has recently been relying, and expects that it will continue to rely on an increasing basis, upon the availability of purchased intermediates to maintain its Manitoba’s nickel production at around the 45,000 tonne annual level in 2004. While the Company has entered into agreements and other arrangements to purchase intermediates to maintain its Manitoba’s production levels at or near the 45,000 tonne annual level for the next few years, until the Company is able to produce intermediate products from its Voisey’s Bay project for further processing at its Canadian operations, in particular, the Company’s Manitoba operations, it will remain increasingly dependant, in order to continue to produce nickel products at, or close to, their capacity, on purchases of intermediate products principally from two Australian companies. The Company has entered into arrangements for the purchase of nickel-containing concentrates from those two Australian producers. Under these arrangements, these producers are currently expected to provide an aggregate of 85,000 tonnes of nickel in concentrate form between 2004 and 2009 for further processing by the Company’s Ontario and Manitoba operations. If these suppliers experienced problems in producing or shipping to Canada their intermediate products, these events would have an adverse effect on the Company’s ability to produce and sell the nickel products it plans to produce at least in 2004 and 2005 and it would adversely affect the Company’s results of operations, financial condition, profitability and cash flows. Extended strikes, such as the one the Company experienced at its Ontario operations in 2003, other labour disruptions and unforeseen events could also adversely affect the Company’s production plans and costs and these developments could also adversely affect the Company’s results of operations, financial condition, profitability and cash flows.

      The Company continues to explore its options to fully utilize its existing Canadian facilities, including the purchase of intermediates and additional external feedstocks from existing or new suppliers and additional mine development. In addition, Inco is seeking to develop new mines principally at its Ontario operations to help sustain its production capacity and reduce costs. Further information on these projects is set out under “Exploration and Project Development” below.

      The Company’s copper production is currently planned to increase to approximately 118,000 tonnes in 2004 from its 2003 strike-affected level and its total production of platinum-group metals is planned to increase from its 2003 strike-affected level to 400,000 troy ounces in 2004.

Capital Expenditures

      The primary focus of Inco’s capital expenditures is to provide the Company’s operations with appropriate production capacity for its nickel and other primary metals products and to develop new projects, including the Voisey’s Bay and Goro projects. Capital expenditures totalled $591 million in 2003, compared with $600 million in 2002 and $263 million in 2001. The decrease in 2003, compared with 2002, was primarily due to lower capital spending mainly in respect of our Goro project which was partially offset by higher capital spending in respect of the Voisey’s Bay project.

      Capital expenditures for the Goro project, including capitalized interest, totalled $249 million in 2003, compared with $353 million in 2002 and $84 million in 2001, and for the Voisey’s Bay project totalled $138 million in 2003, compared with $73 million in 2002 and $9 million in 2001. The balance of capital expenditures in each of the three years was directed primarily to the development, maintenance and improvement of new and existing mining operations in Canada and productivity improvements and to meet environmental regulations and similar requirements. The Company currently estimates that its existing operations require, on an annual basis, capital expenditures of approximately $255 million to sustain their operations, including to meet existing environmental requirements, at currently planned production and/or utilization levels for these operations.

      The Company’s 2004 capital expenditures are currently expected to total $1,040 million, including approximately $430 million for the Voisey’s Bay project, approximately $220 million for the Goro project and approximately $390 million in sustaining capital expenditures for existing operations, of which about $60 million will be required for environmental measures and about $135 million will be used to help maximize or increase production at existing operations, in particular at PT Inco. Depreciation expense is projected to be $305 million in 2004. The total capital expenditures for the Voisey’s Bay and Goro projects will depend on a number of factors, including receipt of all necessary construction and other permits and, in the case of the Goro project, the results of the second phase of that project’s review process, the availability of certain tax-advantaged financing from the French government and the acquisition of a minority interest in the Goro project by one or more parties. For a discussion of the results of the bankable feasibility study for the Voisey’s Bay project, see “Voisey’s Bay Nickel Company Limited — Project Phases” below.

Mining

      At December 31, 2003, the Company had the following mines in operation in Canada:

Ontario	Manitoba

Copper Cliff North	Birchtree
Copper Cliff South	Thompson
Creighton(1)
Garson
Gertrude
McCreedy/Coleman
Stobie

(1)	Excludes Creighton 3 located near the main Creighton mine and accessible by a separate shaft and ramp.

     All of the mines listed above are underground mines except for the Gertrude mine which is an open pit mine. In addition to these operating mines, the Company’s Ontario operations include several non-operating mines or mines on standby which contain estimated ore reserves as indicated in the tables for the “Total Estimated Ore Reserves as of Year-End 2002 and 2003” under “Ore Reserves and Mining Rights” below.

      The following maps show the location of the operating mines, non-operating mines, currently undeveloped properties and processing and other facilities at the Company’s Ontario and Manitoba operations.

Ontario Operations

Location of Operating Mines, Non-Operating Mines, Undeveloped Properties and
Processing and Other Facilities

Manitoba Operations

Location of Operating Mines, Non-Operating Mines and Processing and other Facilities

      For further information on the development projects or undeveloped properties at the Company’s Ontario and Manitoba operations, see “Exploration and Project Development” below.

      The tables below set forth the Company’s annual mine production in thousands of tonnes by operating mine or for PT Inco on an aggregate basis since it has mining areas, and the average grades (in %) of certain metals (nickel (Ni); copper (Cu)), for the Company’s Ontario operations, the Company’s Manitoba operations and PT Inco for 2001, 2002 and 2003. For the Company’s Manitoba and Ontario operations, the production and average grades represent the mine product delivered to those operations’ respective process plants and do not include adjustments due to beneficiation, smelting or refining. The mine production at PT Inco represents the product from PT Inco’s dryer kilns and delivered to PT Inco’s smelting operations (“Dry Kiln Product” or “DKP”) and does not include nickel losses due to smelting.

ANNUAL MINE PRODUCTION

Tonnes in 000

		2001	2002	2003

Ontario Operations Operating Mines
Copper Cliff North	Tonnes	889	986	701
	Cu%	1.98	1.29	1.16
	Ni%	1.55	1.18	1.21
Copper Cliff South	Tonnes	964	1,035	769
	Cu%	1.94	2.27	2.50
	Ni%	1.82	1.89	1.80
Crean Hill(1)	Tonnes	268	261
	Cu%	1.46	1.29
	Ni%	1.91	1.75
Creighton	Tonnes	1,019	912	713
	Cu%	1.55	1.53	1.53
	Ni%	2.08	2.14	2.10
Stobie	Tonnes	2,582	2,792	2,222
	Cu%	1.00	0.91	0.83
	Ni%	1.10	0.98	0.90
Garson	Tonnes	631	584	434
	Cu%	1.14	1.15	1.10
	Ni%	1.82	1.92	1.87
McCreedy East/ Coleman	Tonnes	1,173	1,084	870
	Cu%	3.19	3.19	3.57
	Ni%	1.73	1.69	1.78
Gertrude(2)	Tonnes		156	453
	Cu%		0.37	0.36
	Ni%		1.09	1.01
Total Ontario Operations	Tonnes	7,527	7,810	6,162
	Cu%	1.68	1.57	1.53
	Ni%	1.57	1.45	1.39
Manitoba Operations Operating Mines
Thompson	Tonnes	1,520	1,433	1,393
	Ni%	2.7	2.58	2.21
Birchtree	Tonnes	431	425	640
	Ni%	1.61	1.78	1.83
Total Manitoba Operations	Tonnes	1,951	1,858	2,033
	%Ni	2.46	2.40	2.09
PT Inco Operations	Tonnes	4,187	3,137	3,891
	%Ni	1.70	1.71	1.91

(1)	Crean Hill Mine was closed in 2002.
(2)	The Gertrude open pit mine did not operate in 2001. This open pit mine is operated as required based on market conditions and plant capacities.

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

      The Company’s processing facilities in operation during 2003 in the Sudbury area included a concentrator, a combined nickel and copper smelter, matte processing facilities, a nickel refinery, a copper refinery, a silver refinery, a sulphuric acid plant and a sulphur dioxide liquefaction plant. Nickel matte produced in Sudbury is refined in Sudbury and other locations into nickel pellets, nickel powders, UTILITY(5) nickel, nickel discs and Nickel Oxide Sinter 75(6) , a product containing approximately 75 per cent nickel. In Thompson, Manitoba, the Company has a concentrator, a nickel smelter and an electrolytic nickel refinery. Certain nickel products produced in Sudbury and Thompson are finished at Port Colborne.

      Finished nickel is also produced at our refinery at Clydach, Wales. The Clydach refinery processes material supplied from Inco’s operations in Canada. At Port Colborne, the Company also operates an electrocobalt refinery and a precious metals upgrading facility. The majority of the Company’s silver production is refined at Copper Cliff, Ontario and its gold production is refined under a tolling arrangement with the Royal Canadian Mint. This by-product production is reflected in the tables under “Sales” and “Deliveries” above. A refinery at Acton, England produces platinum-group metals from upgraded concentrates from Inco’s operations in Canada and from the recovery, through toll-refining, of materials containing platinum-group metals supplied by unaffiliated customers.

      In November 2001, the Company announced that it was consolidating its Ontario Division, its Manitoba Division and its United Kingdom operations into a new business unit to be known as its Canadian and UK Operations. This new organization has facilitated the sharing of knowledge and has helped to optimize the use of certain of the Company’s facilities and resources.

      The following table shows Inco’s total production of finished nickel and copper from its primary metals facilities for the five years ended December 31, 2003:

	Finished Nickel and Copper Production

	2003	2002	2001	2000	1999

	(in tonnes)
Nickel	187,173	209,728	207,077	202,806	177,253
Copper	91,134	111,787	116,255	114,397	116,260

      See “Mining and Production — General” above for information regarding the Company’s expected nickel production for 2004.

      Of the amounts reported in the table above as finished nickel production, the following table shows the amounts of such total finished nickel production from nickel-in-matte produced by PT Inco for the five years ended December 31, 2003:

	Finished Nickel from PT Inco Matte

	2003	2002	2001	2000	1999

	(in tonnes)
Nickel	65,704	61,692	61,856	58,356	43,615

      The Company’s worldwide nickel processing capacity, including capacity at its majority-owned subsidiaries, is adequate to refine the production from its mines at current rates of mine production. The Company also has contractual nickel refining arrangements with nickel refiners in Asia in which the Company has minority equity

(5)	Inco trademark.

(6)	Inco trademark.

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

      Permission from the Ontario government is required for the export of intermediate products derived from Ontario ores. The Company’s practice is to meet with government officials prior to the expiration of each of the required export licences to discuss relevant aspects of the export procedure. In December 1995, the Ontario government granted permission for the Company to export nickel oxide sinter and nickel sulphide matte, as well as nickel sulphate residue, to Clydach until December 31, 2005. During 2003, the Company refined about 14 per cent of its primary nickel production at its refinery in Clydach from intermediate products derived from the Company’s Ontario ores. The Ontario government also granted permission for the Company to export its semi-refined platinum-group metals concentrate to its Acton refinery until December 31, 2005. The Company anticipates that it will be granted permission to continue to export these materials for additional years after the expiry of these current permits. There is currently no restriction on the export of the products of the Company’s Thompson mines for treatment or refining outside Canada. As discussed under “Ore Reserves and Mining Rights” and “Voisey’s Bay Nickel Company Limited — Negotiations with the Provincial Government” below, there will be certain restrictions or limitations relating to the export of intermediate products from the Province of Newfoundland and Labrador.

Ore Reserves and Mining Rights

Ore Reserves

      The following tables show, as of the end of the periods indicated, the Company’s estimates of its (i) proven ore reserves, (ii) probable ore reserves and (iii) aggregate of proven and probable ore reserves at its operating mines, non-operating mines or mines on standby, undeveloped properties, development projects and mining areas at its Ontario operations, Manitoba operations, Voisey’s Bay project in the Province of Newfoundland and Labrador, PT Inco in Indonesia and at its Goro project in New Caledonia and the estimated respective average nickel (Ni), copper (Cu), cobalt (Co), platinum (Pt), palladium (Pd) and gold (Au) metal grades, where significant, of each such total amount expressed as a percentage of such total amount as of the end of the periods indicated. Ore reserve estimates referred to under “Exploration and Project Development” below or elsewhere in this Report are included in these tables.

Total Estimated Ore Reserves As of Year-End 2002

(in millions of tonnes (Mt) except as indicated)(1)(2)(3)(7)

	Class	Mt	%Ni	%Cu	%Co	Pt (g/mt)*	Pd (g/mt)*	Au (g/mt)*

ONTARIO OPERATIONS
Operating Mines	Proven	112	1.36	1.52		0.65	0.73	0.28
	Probable	36	1.21	1.58		1.26	1.49	0.63
	Total	148	1.32	1.54		0.80	0.92	0.37

Non-Operating Mines	Proven	1	1.60	0.69		0.10	0.10	0.03
	Probable	38	1.07	0.92		0.55	0.55	0.21
	Total	39	1.08	0.92		0.54	0.54	0.21

Undeveloped Properties	Proven	0.3	1.39	0.84		0.10	0.10	0.03
	Probable	5.7	1.47	0.57		0.22	0.52	0.12
	Total	6.0	1.47	0.58		0.22	0.50	0.11

Total	Proven	113	1.36	1.51		0.64	0.72	0.27
	Probable	80	1.16	1.20		0.85	0.96	0.38
	Total	193	1.28	1.38		0.72	0.83	0.31
MANITOBA OPERATIONS
Operating Mines	Proven	22	2.14	0.14
	Probable	15	2.21	0.14
	Total	37	2.17	0.14
VOISEY’S BAY PROJECT
Development Property	Proven	28	3.02	1.77	0.15
	Probable	2	0.77	0.55	0.04
	Total	30	2.85	1.68	0.14
PT INCO
Mining Areas	Proven	51	1.71
	Probable	40	1.76
	Total	91	1.73
GORO PROJECT
Development Property	Proven	44	1.41		0.13
	Probable	13	1.92		0.08
	Total	57	1.52		0.12

*	in grams per tonne (g/mt)

Total Estimated Ore Reserves As of Year-End 2003

(in millions of tonnes (Mt) except as indicated)(1)(2)(3)(7)

	Class	Mt	%Ni	%Cu	%Co	Pt (g/mt)*	Pd (g/mt)*	Au (g/mt)*

ONTARIO OPERATIONS(4)(6)
Operating Mines	Proven	90	1.42	166		0.75	0.83	0.29
	Probable	52	1.16	1.42		1.08	1.18	0.45
	Total	142	1.33	1.57		0.87	0.96	0.35

Non-Operating Mines	Proven	1	1.60	0.69		0.10	0.10	0.03
	Probable	38	1.04	0.92		0.55	0.56	0.21
	Total	39	1.06	0.91		0.54	0.55	0.21
Undeveloped
Properties	Proven	1	1.09	0.50		0.10	0.10	0.03
	Probable	5	0.50	0.60		0.25	0.59	0.14
	Total	6	0.47	0.60		0.24	0.56	0.13

Total	Proven	92	1.42	1.64		0.75	0.82	0.31
	Probable	95	1.13	1.18		0.82	0.89	0.34
	Total	187	1.27	1.41		0.79	0.86	0.31
MANITOBA OPERATIONS(4)(6)
Operating Mines	Proven	20	2.25	0.15
	Probable	14	2.11	0.15
	Total	34	2.19	0.15
VOISEY’S BAY PROJECT(4)(6)
Development Property	Proven	28	3.02	1.77	0.15
	Probable	2	0.77	0.55	0.04
	Total	30	2.85	1.68	0.14
PT INCO(5)(6)
Mining Areas	Proven	62	1.81
	Probable	45	1.80
	Total	107	1.81
GORO PROJECTS(5)(6)
Development Property	Proven	44	1.41		0.13
	Probable	13	1.92		0.08
	Total	57	1.52		0.12

*	In grams per tonne (g/mt)

(1)	Reserves represent, in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), including the definitions thereunder, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are reserves for which (i) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
(2)	The Company, in accordance with applicable Canadian securities regulatory requirements, also estimates its mineral reserves (as well as mineral resources) in compliance with the definitions under the CIM Standards on Mineral Resources and Reserves Definitions and Guidelines adopted by the CIM Council of the Canadian Institute of Mining, Metallurgy and Petroleum in August 2000 (the “CIM Guidelines”). If the reserve numbers above estimated as of year-end 2003 and 2002 were prepared in accordance with such definitions for “mineral reserve”, “probable mineral reserve” and “proven mineral reserve” in the CIM Guidelines, there would be no substantive differences in such numbers from the total numbers for proven and probable ore reserves in the tables above or as noted in the paragraphs immediately following the tables or with respect to the other reserve estimates set forth elsewhere in this Report. For the purposes of such

Guidelines, the Ontario and Manitoba operations’ ore reserves at their operating mines are estimated based on, among other factors, operating costs, and the ore reserves estimates at such operations’ non-operating mines are based on, among other factors, mining costs derived from certain mining studies. Total reserve estimates are based on a number of assumptions such as mining methods, production and other costs, metal recovery rates and dilution factors. Such costs also include amortization and depreciation; selling, general and administration charges; marketing costs; and charges for non-operating or stand-by mines. Projections of metal prices and certain exchange rates are also used in preparing reserve estimates. For 2003, revenue assumptions were based upon certain metal prices used in preparing these estimates as follows: nickel at $3.20 per pound (London Metal Exchange (“LME”) cash nickel price) with adjustments made for a volatility premium (where the volatility premium represents an estimate of the net price change taking into account the nickel price volatility and probability of exploiting additional ore reserves contained in our various orebodies) and for special product premiums or discounts; copper at $0.90 per pound; cobalt at $7.00 per pound; platinum at $420 per troy ounce; palladium at $250 per troy ounce; and gold at $275 per troy ounce; the U.S. dollar-Canadian dollar exchange rate used was $1.00 to Cdn.$1.52 and a exchange rate for the Indonesian rupiah (Rp) of $1.00 to Rp 9,500. In 2002, revenue assumptions were based upon the following metals prices: for nickel: $3.30 per pound LME cash nickel price for the Ontario and Manitoba operations and, based upon the timing of these estimates, a $3.20 LME cash nickel price was used for the Goro and Voisey’s Bay projects, with adjustments made for special product premiums realized by the Ontario and Manitoba operations; copper: $0.90 per pound; cobalt: $7.00 per pound; platinum: $420 per troy ounce; palladium: $250 per troy ounce; and gold: $275 per troy ounce; and a U.S. dollar-Canadian dollar exchange rate of $1.00 = $1.52; the revenue assumptions utilized for 2002 varied for PT Inco due to the timing of the assessments and the evaluations. For PT Inco, the breakeven cut-off grade was based on a metal price of $3.20 (LME cash nickel price) for its nickel in matte, a U.S. dollar-Canadian dollar exchange rate of $1.00 = $1.43 and a U.S. dollar-Indonesian rupiah exchange rate of $1.00 = 9,500 Rp, taking into account when this cut-off grade was developed. The Company, in preparing its ore reserve estimates, takes into account recent trends in metal prices and exchange rates in developing the metal prices and exchange rates it uses for these purposes.
(3)	In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. Robert A. Horn, who served as Vice-President, Exploration from 1995 until mid-November 2003 and continued as a full-time employee until the end of January 2004 and currently as a part-time employee serves as an executive advisor to the Company’s Executive Vice-President, Technical Services, has as a qualified person within the meaning of such National Instrument (which means generally an individual with relevant experience as an engineer or geoscientist who is also a member in good standing of a recognized engineering or similar professional association) indirectly supervised the preparation of the ore reserves estimates and other information set forth in the tables and notes thereto for the Goro project. Dr. Lawrence B. Cochrane, Director of Mines Exploration with the Company, has as a qualified person within the meaning of such National Instrument indirectly supervised the preparation of the ore reserve estimates for the Ontario and Manitoba operations, the Voisey’s Bay project and PT Inco, and Mr. Robert C. Osborne, Consulting Geologist, Laterites with the Company, has as such a qualified person also indirectly supervised the preparation of the ore reserve estimates for PT Inco. Mr. Horn, Dr. Cochrane and Mr. Osborne have, in accordance with the requirements of such National Instrument, conducted either directly by themselves or indirectly through employees of the Company reporting directly or indirectly to them a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying such data. Mr. Horn, Dr. Cochrane, Mr. Osborne and the staff of the Company involved in this process also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon on recognized sampling, analytical testing, modeling and other procedures in the mining industry.
(4)	The ore reserve estimates for the Ontario and Manitoba operations are of in-place material after adjustments for mining dilution and mining recovery. No adjustments to these estimates have been made for metal losses due to processing (beneficiation, smelting and refining). For the Company’s Ontario operations, the average metal recoveries after processing in 2003 are as follows: nickel (Ni) — 74.5%, copper (Cu) — 89.4%, platinum (Pt) — 69.5%, palladium (Pd) — 69.7% and gold (Au) — 62.9%. For the Company’s Manitoba operations, the average metal recoveries after processing in 2003 are as follows: nickel — 86.1%, copper — 79.5% and cobalt — 34.6%. The metal recoveries for each operating mine, non-operating mine, and undeveloped property vary depending on the metal grades and mineralogy for each mine or undeveloped property. The estimated ore reserves include factors for dilution and ore losses due to mining. The ore reserve estimates for the Voisey’s Bay project are of in-place material after adjustments for mining dilution and losses due to mining recovery. No adjustments have been made to the ore reserve estimates for metal losses due to processing (beneficiation, smelting and refining). Overall processing recoveries for the Voisey’s Bay project are expected to be 82% for nickel, 94% for copper, and 39% for cobalt. The metal recoveries from beneficiation were determined from extensive pilot plant tests. Smelting and refinery recoveries are based on actual recoveries at the Company’s Ontario and Manitoba operations given that the Voisey’s Bay nickel-containing concentrates planned to be produced over the 2006-2011 period are to be processed at these operations. The realized metal recoveries in each zone may vary depending on the metal grades and the mineralogy of the ore in each zone.
(5)	The ore reserve estimates for PT Inco represent the product from PT Inco’s dryer kilns (Dry Kiln Product). The estimated ore reserves at PT Inco include factors for dilution and ore losses due to mining and screening recovery during ore preparation. The estimated ore reserves do not include nickel losses due to smelting. The average nickel recovery after processing used for PT Inco’s 2003 ore reserve estimate is 90.0%.
For the Goro project, the ore reserve estimates include factors for dilution due to mining and for ore losses due to mining recovery and screening recovery during feed preparation. The ore reserve is estimated using a screened fraction recovered of -50mm. The ore reserve estimates do not include the nickel or cobalt losses due to processing. The planned processing recoveries are anticipated to be 92.2% for nickel and 90.8% for cobalt.
(6)	At the Company’s Ontario operations, the drill-spacing for the estimated ore reserves classified as “proven” ranges from 30 meters by 46 meters to 15 meters by 23 meters, averaging 23 meters by 34 meters. The drill-spacing for the estimated ore reserves classified as “probable” ranges from 61 meters by 91 meters to 30 meters by 61 meters, averaging 46 meters by 76 meters. The classifications are also dependent on the mining method and mining selectivity.

At the Company’s Manitoba operations, the drill-spacing for the estimated ore reserves classified as “proven” ranges from 15 meters by 18 meters to 12 meters by 12 meters, averaging 14 meters by 15 meters. The drill-spacing for the estimated ore reserves classified as “probable” ranges from 30 meters by 30 meters to 61 meters by 61 meters, averaging 45 meters by 45 meters. The classifications are also dependent on the mining method and mining selectivity.
For the Voisey’s Bay project, the drill-spacing for the ore estimated reserves classified as “proven” averages 50 meters by 25 meters. The drill-spacing for the estimated ore reserves classified as “probable” averages 50 meters by 50 meters.
For PT Inco, the drill-spacing for the estimated ore reserves classified as “proven” ranges from 100 meters by 100 meters to 50 meters by 50 meters, averaging 75 meters by 75 meters whereas the drill-spacing for the estimated ore reserves classified as “probable” ranges from 200 meters by 200 meters to 100 meters by 100 meters, averaging 150 meters by 150 meters.
For the Goro project, the average drill-spacing for the estimated ore reserves classified as “proven” is 100 meters by 100 meters and 100 by 200 meters for the estimated ore reserves classified as “probable”.
(7)	All estimated proven and probable ore reserves referred to in this Report, including the estimates referred to under “Exploration and Project Development” below, are included in the tables above.

     The estimated ore reserves at the Company’s Ontario operations for 2003 decreased by 5.0 million tonnes primarily due to mining removal of 6.2 million tonnes grading 1.39 per cent nickel and 1.53 per cent copper. The estimated ore reserves at one of the Ontario operations’ undeveloped properties, the WD 16 property (0.5 million tonnes grading 1.23 per cent nickel and 0.16 per cent copper), was removed from the Ontario operations’ estimated ore reserves in 2003 due to the extended time required to obtain the necessary mining permits for this property. These decreases were partially offset by an increase in estimated ore reserves for the Ontario operations for 2003 of 2.5 million tonnes grading 1.48 per cent nickel and 2.75 per cent copper from exploration.

      In 2003, estimated proven and probable ore reserves at the Manitoba operations were reduced by 3 million tonnes from year-end 2002 estimates. In addition to mining removal (2.0 million tonnes grading 2.09 per cent nickel and 0.13 per cent copper), the re-evaluation of mining plans at the Manitoba operations due to an increase in mining costs resulted in a decrease of 2.8 million tonnes from year-end 2002 estimates. These reductions were partially offset by an increase of 1.9 million tonnes of estimated proven and probable ore reserves from exploration at the Thompson and Birchtree mines.

      At PT Inco, estimated probable ore reserves were increased by 16 million tonnes as a result of ongoing exploration at the Petea mining area. The nickel grade of the estimated ore reserves at PT Inco increased from 1.73 per cent at year-end 2002 to 1.81 per cent at year-end 2003 as a result of reductions in mining dilution and the application of more selective mining methods. In 2003, mining removal at PT Inco totaled 3.9 million tonnes grading 1.9 per cent nickel.

      At the Company’s Ontario and Manitoba operations, ore reserves are estimated based on a breakeven calculation where the estimated value of the ore in the ground must be equal to, or greater than, the mining costs (or cut-off value). The ore value is determined by deducting from the calculation of gross revenues certain expenses and processing costs. All costs are based upon Inco’s applicable annual operating plan. Processing costs include operating, depreciation and sustaining capital costs and are updated annually to reflect the assumptions for such costs included in Inco’s current annual or longer term (usually five-year) operating plans. Plant overhead costs are also updated annually with plant throughput assumed to remain constant. Corporate costs include selling, general and administration costs, charges for stand-by mines and demolition expenses. Mining costs include operating and mine overhead, capital, transportation and amortization and depreciation. For the Company’s Ontario and Manitoba operations, metal recoveries are calculated based on process plant recoveries developed as part of our annual operating plans and are updated annually. Cut-off values for operating purposes may be adjusted depending on a number of factors, principally plant performance, profitability targets and/or short-term metal prices.

      Block modeling and geostatistical interpolation methods are used to derive the ore reserve estimates for over 90 per cent of the ore reserves at Ontario. Conventional (polygonal) methods are used primarily to estimate the ore reserves remaining in pillars for secondary mining assessments. At the Company’s Manitoba operations, block models are used and geostatistical interpolation methods are used at the Manitoba Operations’ Birchtree mine and portions of the Thompson mine. Conventional estimation methods are used for about 50 per cent of the ore reserve estimates at the Manitoba operations. The mining methods used are generally non-selective and the internal dilution is included in the mining blocks evaluated in developing the estimates.

      For the block models, an estimation method, which we believe represents an appropriate geostatistical approach for the data, is selected and technical checks are incorporated into the modeling process. Back analysis studies of mined out areas are completed to verify the appropriateness of polygonal and geostatistical estimation methods and the block models are verified internally. External auditors have been used to critique our geostatistical techniques utilized. Standard procedures are used for the polygonal estimation techniques. Sections and plans employing standardized grading and interpretation procedures are used to select the mining method and assign mining lines. Mineral tonnages and metal grades are then determined and appropriate mineability and dilution rates are applied. As noted above, mining costs represent the cut-off values used to selectively report what mining blocks would be included in our ore reserve estimates.

      For the Voisey’s Bay project, the geological interpretation of the Voisey’s Bay Ovoid zone has been based on the modelling of the troctolite unit hosting the mineral. Within this model, two domains of massive sulphide and disseminated mineralization were further defined. The block dimensions used in the block model are 10m x 10m x 5m vertical. Geotechnical data derived from core holes drilled in the pit walls were used to design the open pit to mine this zone. Economic evaluations are based on metal recoveries determined from extensive metallurgical testing and operating costs estimated in the Voisey’s Bay project’s March 2003 feasibility study.

      Due to the different economic contributions from each metal, block net smelter royalty (BNSR) values have been used instead of a single metal cut-off grade for the open pit definition, production planning and ore reserve determination. The BNSR calculations assume constant concentrate grades with which to calculate smelting, refining and freight charges. Charges in the BNSR calculation, in addition to smelting, refining, and concentrate shipping charges, include a 3 per cent royalty payment to Archean Resources Ltd., which in 2003 transferred this royalty to a limited partnership it created to hold such royalty interest as discussed under “Mining and Other Rights” below, and an assumed technical/management fee payable to Inco Limited. A life-of-mine schedule using a variable BNSR cut-off approach was also developed. Blocks valued greater than the BNSR cut-off in the production schedule were tabulated as ore. The cutoff value corresponds to the expected milling costs plus site general and administration costs. All blocks with BNSR values less than the cut-off were considered as waste. There are no plans for a low-grade stockpile for the Voisey’s Bay project, and, accordingly, no part of the estimated ore reserve is considered stockpile ore. The BNSR cut-off used in the last six years in the project’s estimated mine life corresponds to the mill breakeven cut-off.

      For the Goro project, the ore reserves were estimated using block modelling based on a 30m by 30m by 1m block size. The nickel and cobalt grades, the chemical components and screen recoveries were interpolated for each block for each of the laterite layers using recognized mining industry methods. The specific gravity, moisture content and screen size recoveries of the laterite layers were determined based on data collected during geological and geotechnical drilling campaigns. Grade simulation models, developed from close-spaced drilling, were used to simulate variability in the layers’ thickness and chemistry, that are expected to be encountered during mining, to estimate the ore loss due to mining and mining dilution. A 1.20 per cent nickel cut-off grade was used to estimate the ore reserves. The cut-off grade provides a plant feed that meets the required chemistry of the blended material delivered to the process plant to provide the planned nickel and cobalt production. The 1.20 per cent nickel cut-off grade was applied in the limonitic layer only and all material located below that cut-off horizon are planned to be mined in bulk, without mining selectivity applied, until bedrock is reached.

      The cut-off grades used to estimate ore reserves at PT Inco are also based on a break-even calculation. A break-even grade is used rather than a break-even value since nickel is the only metal produced by PT Inco. The estimation of the break-even grade is based on a certain assumed nickel prices less the discount for the nickel in matte product produced by PT Inco (representing the selling price received by PT Inco for its nickel in matte product equivalent to a percentage of the London Metal Exchange (LME) cash nickel price). Costs are based on annual plan operating costs (including selling, general and administration costs), and current depreciation and amortisation expenses (adjusted for any future changes). In the computation of the break-even grades for 2003, operating and fixed costs are based on PT Inco’s 2004 annual budget plan, after normalising certain costs for long-term usage and removing certain unusual costs for one-time events (additional pre-stripping, delineation drilling and equipment rentals) and an adjustment for oil prices to a ten-year average. PT Inco’s process plant nickel recovery factor is also based on its annual operating plan and is adjusted each year. For the estimation of ore reserves for PT Inco’s three mining areas, the Sorowako East Block, Sorowako West Block and the Petea

areas, the break-even grades take into consideration the operating costs at each location. The cut-off grade used for the Sorowako East Block is 1.45 per cent nickel, the Petea area is 1.50 per cent nickel and for the Sorowako West Block is 1.55 per cent nickel. Given the nature of PT Inco’s laterite deposits and how they are mined, PT Inco does not have specific operating mines but rather has mining areas. PT Inco from time to time has, however, referred to the Sorowako West Block and East Block areas (shown on the map below under “P.T. International Nickel Indonesia Tbk”) collectively as its Sorowako mine.

      PT Inco may use different cut-off grades for purposes of its short-term operations. Cut-off grades for short-term operating purposes are adjusted depending on a number of factors, principally plant performance, profitability targets and/or short-term nickel prices.

      The ore reserves for PT Inco are estimated using block modelling techniques and geostatistical interpolation methods. Standard block sizes are used with different parameters applied to each deposit and in each of the limonite and saprolite layers. Mining volumes were estimated using a minimum ore thickness of two meters and material below cut-off grade was classified as internal waste if it was equal to or less than two meters thick. A minimum of 25 meters by 25 meters lateral extent criteria was used to classify the ore. The mineral volumes were converted to tonnages using appropriate wet tonnage factors. Screening recovery factors based on actual production are applied to convert the run of mine product to equivalent DKP. Mining recovery and dilution was included in the estimation of the reportable reserves.

      Over the past three years, the key processes for developing the Company’s ore reserve estimates have been enhanced to include more formalized senior management review and approval of such processes and the preparation of such estimates. These processes involve key technical personnel at each of the principal operating units or locations, the Company’s corporate technical group, including the Company’s corporate exploration personnel, as well as senior management’s involvement and have been enhanced as part of the objective of recognizing ore reserve estimating as a core business process. In addition to internal audits of the processes utilized and the estimates themselves, we have also retained external auditing firms to review such processes and estimates, including the ore reserve estimates for the Voisey’s Bay project.

     Mining and Other Rights

      The following discussion reflects a summary of the property rights, mining rights, licences, leases or other concessionary rights to mine for or extract metals and other associated minerals from the areas that the Company currently mines or expects to mine as part of its long-term mine plans in Canada, Indonesia and New Caledonia. With respect to those properties which are not currently owned but are subject to leases or licenses with finite terms that are not perpetual or cannot be automatically renewed or extended and on which estimated ore reserves are located and/or are covered by the Company’s current long-term mine plans, the Company currently believes that it will be able to obtain renewals or extensions of such leases or licenses, if required as part of its long-term mine plans on a timely basis.

       Ontario Operations

      All operating mines, non-operating mines and undeveloped properties which contain estimated proven and probable ore reserves for the Company’s Ontario operations are on lands owned by Inco, with the exception of a portion of the Copper Cliff South mine (known as Kelly Lake) and a portion of the Victor non-operating mine. These portions of the Copper Cliff South and Victor mines are located on lands with respect to which Inco currently holds a license of occupation. Inco has applied for a 21-year lease for each of these two areas and believes that renewals of these leases will be obtained on a timely basis.

      In Ontario, the Company also holds mining rights, surface rights, licenses of occupation and mining claims granted to it by the Province of Ontario. Mining rights are rights to exploit and extract minerals on, in or under the land, and surface rights are rights to use the surface of the land. These rights remain in effect so long as Inco owns the land to which these rights apply. Inco also owns a combination of mining and surface rights covering land leased from the Province of Ontario. These leased lands, which include a combination of mining and surface rights, are leased for either 10 or 21 years. Annual rentals are paid to the Province to keep the leases in good standing. One of the 21-year leases expired in November 2003 and the Company applied for a 21-year renewal term and currently expects to receive the renewal in late March 2004. Three of the 10-year leases held are up for renewal in late March 2004. The next lease that comes up for renewal is in 2008. Inco currently holds 165 licenses of occupation for mining, hydro electric installations and various other industrial purposes in Ontario. These licenses of occupation allow Inco to use the land in the manner specified in each license, including the right to dig, excavate and remove ores and minerals from and under the land. Inco currently also has a number of mining claims in Ontario. Mining claims represent rights to explore the land covered by the claim. In early March 2001, a party purported to stake mining claims and then initiated an administrative appeal in the Province of Ontario effectively contesting the validity of a licence of occupation originally granted to the Company more than 50 years ago covering a portion of the Company’s Kelly Lake deposit which was identified in 1997. The actions taken by this party alleged that the Company’s rights under the licence had been lost because the Company had not made timely payments in accordance with the then applicable requirements for the periodic payment of the rent required to be paid to the province to maintain the licence. All of the appeals initiated by this party contesting the license were dismissed during 2001 and 2002. As a result of the dismissal of the appeals and the enactment of new legislation in Ontario in 2002, the Company does not anticipate any future challenges to the validity of such licences on the grounds alleged by this party.

       Manitoba Operations

      Inco’s landholdings or mining rights in Manitoba consist of order-in-council leases (“OIC Leases”), mineral leases and mining claims. OIC Leases were negotiated as part of an agreement between Inco and the Province of Manitoba entered into in 1956 covering the development of the Thompson, Manitoba nickel deposits by the Company. OIC Leases entitle Inco to explore for, and mine, all minerals in the subsurface (except hydrocarbons, industrial minerals and surficial deposits that are not incidental to the mining, milling, smelting and refining processes). OIC Leases also provide Inco with the right to erect buildings and structures necessary for its operations and provide for a right of access over and upon the lands. OIC Leases provide for an initial 21-year term and two subsequent guaranteed renewals of 21 years each, for a total guaranteed lease period of 63 years. Subsequent lease renewals beyond the three 21 year terms can be granted at the discretion of the Province of Manitoba. OIC Leases were initially surveyed and made effective over a six year period over the 1957 to 1962 period. All of the current OIC Leases remain in effect through the 2020 — 2024 period except certain leases where the current second guaranteed 21-year term expires in September 2004. All third 21-year guaranteed renewals of the OIC Leases have been granted except for one set of OIC Leases that, as indicated above, are due for the third 21-year guaranteed term renewal once the second 21-year guaranteed renewal term expires in September 2004. All of the OIC Leases that cover the current area of the Thompson mine were renewed in 2001 for 21-year terms. The eastern and depth extensions of the Thompson mine are covered by OIC Leases that are subject to a guaranteed 21-year renewal of such leases in September 2004. Mineral leases are 21-year leases that are renewable at the discretion of the Province. Inco holds seven mineral leases in the Thompson, Manitoba nickel belt. The mineral leases, which conveys to the lessee the exclusive right to the minerals (other than quarry minerals) that occur on or under the land covered by the lease and access rights to erect buildings and structures (including shafts) to mine within the limits of the lease, remain in effect until April 1, 2013. Inco also holds mining claims, a right issued by the Province of Manitoba under provincial legislation which conveys to the holder the exclusive right to the minerals (other than quarry minerals) that occur on or under the land covered by the claim and access rights to explore for and develop minerals owned by the Province. A mining claim does not, however, entitle the holder to extract minerals from the land covered by the claim. In order to extract minerals from the land covered by a mining claim, the holder must obtain a mineral lease from the Province of Manitoba.

      All of the Manitoba operations’ operating mines and all the mineral rights for all mines which contain estimated proven and probable ore reserves are on properties covered by OIC Leases. The Manitoba operations’ Thompson mine is located on land covered by an OIC Lease that is due for renewal in 2022. Since this renewal would be beyond the three 21-year guaranteed renewals, the renewal can be obtained prior to this Lease’s current expiration date. The eastern and depth extensions of the Thompson mine are covered by OIC Leases that are due for renewal in September 2004. As discussed above, under the provisions of the original agreement with the Manitoba Government, the renewal of these OIC Leases is guaranteed for a third 21 year term. The Manitoba operations’ Birchtree mine is located on land covered by both OIC Leases and three mineral leases. The mineral leases are in good standing until April 1, 2013. We currently believe that the renewals of these leases will be granted when they expire.

          Voisey’s Bay Project

      The Voisey’s Bay project company, VBNC, holds mineral claims (which have been grouped into mineral licences), a mining lease and surface rights in the Province of Newfoundland and Labrador. A mineral claim (generally covering a 500 meter by 500 meter parcel of land), issued by the Province of Newfoundland and Labrador under provincial legislation, entitles its holder the exclusive right to explore for minerals in, on or under the area of land described in the licence, and obligates its holder to conduct a minimum amount of assessment work (measured by the amount of money spent) on the land covered by the license. Up to 256 mineral claims can be grouped together into one mineral licence. Grouping mineral claims into a single mineral license allows the holder to better manage the assessment work required to be done on the land that is the subject of the claims. Mineral claims and mineral licences are issued for a period of five years and may be extended for three additional five-year renewal periods, for a total of twenty years. A mineral licence does not entitle its holder to extract any minerals from the land described in the licence. None of the Voisey’s Bay project’s current estimated ore reserves are located on lands covered by a mineral claim or licence.

      In order to extract minerals from the land covered by a mineral licence, the holder of a mineral licence must obtain a mining lease issued by the province under provincial legislation for the land covered by such mineral licence. VBNC obtained a mining lease, effective September 30, 2002, for a period of 25 years which gives VBNC the exclusive right to extract minerals and carry out mineral exploration, mining operations or mining processing and development in, on or under the lands, or part of the lands so long as VBNC and Inco continue to meet the terms and conditions of a development agreement made as of September 30, 2002 between VBNC, Inco and Her Majesty the Queen in right of Newfoundland and Labrador. This mining lease can be renewed for further 10-year terms so long as VBNC has been in compliance with the terms of the lease and has applied for such renewal at least three months prior to the expiration of the then current lease. Under the terms of the mining lease, production is not to exceed on average 2.2 million tonnes of ore annually for the first 10 years of mining operations and on average 5.5 million tonnes of ore annually thereafter. The current areas to be mined as part of the Voisey’s Bay project and all of the estimated proven and probable ore reserves for the Voisey’s Bay project are held under this mining lease. We are not aware of any information or other factors at this time which would indicate that we could not reach agreement with the Province on a new mining lease or an extension when the current mining lease expires in September 2027. In addition, as a corollary to the mining lease, VBNC received a surface lease entitling it to use certain lands necessary for its mining operations. Like the mining lease, the surface lease was effective September 30, 2002 for a period of 25 years, and may be renewed for further 10-year terms.

      VBNC also holds nine mineral licences, all of which expire over the March — November 2014 period, covering the main claim block of the Voisey’s Bay project. These mineral licences have not been legally surveyed. Geographic coordinates define their locations. To date, sufficient assessment work has been completed to maintain these mineral licences at least until 2008 so long as the required renewal fees (currently being approximately Cdn. $100,000 and payable every five years, subject to increases in such fees based on subsequent renewals) are paid. Additional assessment work will be required to hold the mineral licences in good standing through 2014.

      Pursuant to the terms of an option agreement originally entered into in 1993 (the “Option Agreement”), Diamond Fields Resources Inc. (“Diamond Fields”) acquired, upon the exercise of the option thereunder, all of the mineral claims of Archean Resources Ltd. (“Archean”) in Labrador and Archean was granted a royalty, payable quarterly, equal to three per cent of net smelter returns from mining production from VBNC’s Labrador properties, including the Voisey’s Bay deposit, (the “Royalty”) and a three per cent gross royalty (also payable quarterly) on the gross value of raw diamonds and/or gemstones recovered from these properties. The Option Agreement was assigned to VBNC by Diamond Fields in 1995. The royalty is secured by a mortgage on VBNC’s Labrador properties in the maximum aggregate principal amount of $100 million. The mortgage is expressly subordinated to any mine development financing that might be obtained in the future. In 2003 Archean transferred this royalty to a limited partnership currently controlled by Archean’s principal shareholders.

      The Voisey’s Bay deposit is within a geographical area that has been the subject of land claims negotiations between certain aboriginal groups and the Governments of Canada and the Province of Newfoundland and Labrador. Aboriginal groups asserting land claims in the area include the Labrador Inuit Association (the “LIA”) and Innu Nation. For further information, see “Voisey’s Bay Nickel Company Limited — Negotiations with Aboriginal Groups” below.

          Goro Project

      The Goro project company, Goro Nickel, currently holds 69 nickel, cobalt and certain other mining concessions and approximately 26 surface rights covering 19,500 hectares, all in the south province (Province Sud) of New Caledonia. Goro Nickel also holds an additional 12 mining concessions outside the Goro project area in New Caledonia in a region called Tiebaghi. Of the 69 concessions held by Goro Nickel, the Goro project covers 6,042 hectares within seven mining concessions, of which four are perpetual in term and three are renewable prior to their expiry dates (in 2016 and 2051). Goro Nickel has the right to renew these three renewable concessions for an additional 25-year period when their initial terms expire. Concessions generally represent long term permits (having a term up to perpetuity) granted for mining large deposits which entitle the holder the exclusive right to exploit, extract and mine. A concession applies to one or several minerals defined by the granting decision along with its geographical location. The granting of a concession is based on the delineation of an exploitable orebody made during exploration activities conducted pursuant to permits called “permis de recherches” or “permis d’exploitation”. Surface rights can be granted independently of mineral rights. Goro Nickel holds surface rights, known as “occupation des sols”, which are rights to use surfaces on or outside mining permits for mining-related activities. All of the estimated proven and probable ore reserves for the Goro project are within the mining and surface rights held as concessions. As discussed above, four of the concessions are perpetual and the other three concessions have expiry dates between 2016 and 2051.

          PT Inco

      Under the original Contract of Work or concessionary agreement between the Republic of Indonesia and Inco entered into in 1968, and the agreement on modifying and extending that Contract of Work entered into in January 1996 which sets forth certain provisions which will apply once the terms of the original Contract of Work expires on March 1, 2008 and through December 28, 2025, PT Inco, as the sole contractor of the Government of Indonesia in the areas covered by the Contract of Work, has been granted exclusive rights in these specified areas on the Island of Sulawesi to mine, process, store, transport and sell all nickel and nickel-containing minerals in any form and all minerals, except for radioactive materials) found in association with nickel in the areas. The Contract of Work also grants PT Inco all necessary licenses and permits to conduct its operations, including certain expansions of its operations, as provided for in the Contract of Work. All of PT Inco’s mining areas currently containing estimated proven and probable ore reserves are within PT Inco’s Contract of Work. Under the terms of the agreement of modification and extension of PT Inco’s original Contract of Work entered into in 1996, the Government of Indonesia has agreed to give sympathetic consideration to a further renewal or extension of the Contract of Work, upon the request of PT Inco based upon one or more developments, including a proposal to make a substantial new investment in PT Inco, or the demonstration by PT Inco of the positive economic and other benefits to Indonesia provided by PT Inco. We are not aware of any information or other factors at this time that would indicate that we would not be able to reach agreement on a further extension of PT Inco’s Contract of Work before it expires at the end of 2025.

PT International Nickel Indonesia Tbk

General

      In early March 2004, Inco acquired from an existing shareholder in PT Inco approximately 5.2 million shares in PT Inco held by this shareholder. As a result of this acquisition, Inco’s ownership of the equity of PT Inco increased from 59 per cent to 61 per cent. Sumitomo Metal Mining Co., Ltd. (“SMM”) holds slightly more than 20 per cent and public shareholders hold a total equity interest of slightly more than 18 per cent. PT Inco’s shares are traded on the Jakarta Stock Exchange. The Company’s investment at book value of PT Inco was approximately $364 million at December 31, 2003, the same as at December 31, 2002 and 2001. At

December 31, 2003 PT Inco had outstanding indebtedness to third party lenders totaling $192 million, compared with $269 million at year-end 2002 and $292 million at year-end 2001. This indebtedness was incurred primarily to finance the expansion project referred to below under “Contract of Work Extension and Expansion of Facilities”.

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

      The map below indicates the mining areas, the East Block, the West Block and the Petea areas, where PT Inco’s estimated proven and probable ore reserves were located for 2002 and 2003 as well as the location of PT Inco’s process plant, hydroelectric facilities and the boundary of the other properties (referred to as “Other Concessions” in the map) contained within PT Inco’s Contract of Work containing additional mineralized nickel laterite.

Contract of Work Extension and Expansion of Facilities Completed in 1999

      As discussed under “Ore Resources and Mining Rights” above, PT Inco’s operations are conducted pursuant to a Contract of Work with the Government of Indonesia under which PT Inco is the “sole contractor” of the Indonesian government for the production and marketing of nickel and associated minerals (other than radioactive materials) mined in specified areas on the island of Sulawesi. The original Contract of Work was signed in 1968 and in January 1996 PT Inco signed an agreement with the Government of Indonesia to modify and extend the Contract of Work to the year 2025, subject to further extensions with the consent of the Government of Indonesia, from its original expiry date in 2008. The Contract of Work confers upon PT Inco all authorizations necessary for the development and operation of its nickel project.

      In late 1999, PT Inco completed a major expansion project that increased its production capacity by 50 per cent to 68,000 tonnes of nickel-in-matte per year. The expansion involved improvements to the three existing smelting lines and the construction of a fourth electric furnace smelting line together with the construction of 93 megawatts of additional low-cost hydroelectric generating capacity at Balambano, approximately 25 kilometres from PT Inco’s production facilities at Sorowako. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity.

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

      PT Inco’s existing hydroelectric facilities were constructed and are currently operated pursuant to a 1975 decree of the Indonesian government. This decree, which effectively also covers the Balambano generating capacity which was part of the expansion project, vests an Indonesian ministry with the right, upon two years’ prior written notice to PT Inco, to acquire the hydroelectric facilities. No such notice has been given. If such right were exercised, the decree also provides that the hydroelectric facilities would be acquired at their depreciated value subject to the ministry providing PT Inco with sufficient power to meet its operating requirements, at a rate based on costs plus a normal profit margin, for the remaining term of the Contract of Work.

      PT Inco’s estimated ore reserves and other deposits at Sorowako on the island of Sulawesi are sufficient to support its operations for more than 20 years, and have the potential to continue to supply PT Inco’s operations for a number of additional years. Future expansions are possible, as warranted by market conditions, by developing the extensive laterite nickel deposits within PT Inco’s Contract of Work area in the Sorowako outer area and at Bahodopi and Pomalaa, located approximately 80 kilometres and 200 kilometres, respectively, from PT Inco’s operations at Sorowako.

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

      In February 2003, PT Inco signed a Cooperative Resources Agreement (the “CRA”) with PT Aneka Tambang Tbk (“PT Antam”), an Indonesian government-controlled diversified mining company and producer of ferronickel whose nickel operations are located near where PT Inco has certain deposits which we have referred to as the Pomalaa area within its Contract of Work. Under the CRA, PT Inco agreed to supply saprolite, a relatively high grade of lateritic ore, to PT Antam from PT Inco’s contract area in Pomalaa at prices based on an agreed upon pricing formula. The initial term of the CRA is 36 months starting from the initial delivery of ore by PT Inco to PT Antam. Initial ore deliveries are currently expected to be made to PT Antam by the end of the second quarter of 2004. The CRA can be extended for one or more additional terms of 12 months each provided PT Antam has fulfilled its obligations under the CRA. PT Inco has certain unilateral termination rights under the CRA.

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

Operations

      Production of nickel-in-matte at PT Inco increased by 18 per cent to 70,200 tonnes in 2003 from 59,500 tonnes in 2002, reflecting the processing of higher grade ore and higher overall production levels in 2003 compared with 2002. Production in 2002 decreased by five per cent to 59,500 tonnes from 62,600 tonnes in 2001, reflecting the planned rebuild of one of PT Inco’s furnaces and related facilities during 2002. Nickel-in-matte, an intermediate product, is sold by PT Inco primarily into the Japanese market. Approximately 95 per cent of PT Inco’s electric power requirements are supplied by its 165 megawatt hydroelectric generating facilities on the Larona River and its newer 93 megawatt facilities at Balambano which began operation in 2000. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. PT Inco still required approximately 443,282 tonnes of fuel oil to operate its dryers, kilns and other oil-fired facilities in 2003.

      Largely as a result of improved nickel prices, PT Inco’s net earnings, as reported to its shareholders, were $104 million in 2003, compared with $30 million in 2002 and $9 million in 2001. PT Inco’s net realized price for nickel-in-matte in 2003 averaged $7,117 per tonne ($3.23 per pound), compared with $5,114 per tonne ($2.32 per pound) in 2002 and $4,836 per tonne ($2.19 per pound) in 2001. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel.

      The following table shows PT Inco’s production, together with deliveries by the Company of finished nickel refined from PT Inco’s matte, for the five years ended December 31, 2003:

	Production	Deliveries of
	of Nickel	Finished Nickel
Year	in Matte	to Customers(1)

	(in tonnes)
1999	45,400	42,285
2000	59,200	60,192
2001	62,600	60,480
2002	59,500	61,997
2003	70,200	70,534

(1)	Includes 9,638 tonnes in 1999, 12,064 tonnes in 2000, 12,283 tonnes in 2001, 12,557 tonnes in 2002 and 14,307 tonnes in 2003 of nickel-in-matte delivered to SMM as a final product.

     As indicated in the tables on estimated ore reserves on a Company-wide basis above under “Ore Reserves and Mining Rights”, PT Inco’s estimated ore reserves at the end of 2003 were 62 million tonnes of proven reserves grading 1.81 per cent nickel and 45 million tonnes of probable reserves grading 1.80 per cent nickel, compared with 51 million tonnes of proven reserves grading 1.71 per cent nickel and 40 million tonnes of probable reserves grading 1.76 per cent nickel at the end of 2002(6).

      The Indonesian government has indicated that it intends to exempt those companies operating under Contracts of Work similar to the one which PT Inco had entered into prior to 1999 from the scope of legislation originally enacted in 1999 covering protected forests in Indonesia and limiting the activities which could be conducted in areas covered by this law. In early March 2004, the Indonesian government indicated publicly that it intended to put into effect this exemption for PT Inco and a number of other mining companies in 2004.

(6)	In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, as indicated in Note (3) to the tables entitled “Total Estimated Ore Reserves as of Year-End 2003 and 2002” above, Dr. Lawrence B. Cochrane and Mr. Robert C. Osborne, each as a qualified person within the meaning of such National Instrument, either indirectly supervised or has been involved in the supervision of the preparation of the estimates of such proven and probable ore reserves as of year-end 2003 and 2002 in accordance with the CIM Guidelines. These estimates would be identical under the applicable rules and regulations of the SEC and such definitions are substantially the same as the corresponding definitions under the SEC rules and regulations. Reference is made to such Note (3) to such tables for additional information on how PT Inco’s reserve estimates for the 2002-2003 period were prepared.

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

      PT Inco’s deliveries of nickel-in-matte totalled 70,500 tonnes in 2003, compared with 61,900 tonnes in 2002 and 60,500 tonnes in 2001. The Japanese nickel market continues to be particularly important to PT Inco since PT Inco’s operations were conceived, in part, as a stable source of feed material to Japanese nickel refiners in the form of a processed intermediate nickel product which could be imported free of existing Japanese tariffs levied on refined nickel metal and other finished forms of nickel.

      Inco owns a 67 per cent interest in ITL which processes nickel-in-matte from PT Inco to produce finished products for the stainless steel industry in Japan.

Goro Nickel S.A.

      Inco owns an approximately 85 per cent interest in Goro Nickel, with a French government agency, Bureau de Recherches Géologiques et Minières (“BRGM”), currently holding the other approximately 15 per cent. Goro Nickel holds a number of claims covering nickel-cobalt properties in New Caledonia, located about 1,500 kilometres east of Australia. These properties have an extensive laterite resource base, including, as reflected in the tables above for estimated ore reserves on a Company-wide basis under “Ore Reserves and Mining Rights”, an initial mining zone with, as of year-end 2003 and an estimated 44 million tonnes of estimated proven ore reserves grading 1.41 per cent nickel and 0.13 per cent cobalt and 13 million tonnes of estimated probable ore reserves grading 1.92 per cent nickel and 0.08 per cent cobalt which has been outlined as an initial source of feed for a commercial plant.(7) Given the status of the comprehensive review of the Goro project referred to below, the capital cost estimate used for this estimate of ore reserves as at year-end 2003 reflected an increase of approximately 30 per cent above the capital cost estimate of $1,450 million which had been based upon the Goro project’s March 2001 bankable feasibility study. This estimated ore reserve base can be mined using low-cost open pit methods, which, when combined with Inco’s proprietary pressure-acid leaching and solvent extraction (PAL-SX) technology, gives the project the potential to have one of the lowest cash costs of nickel production in the world.

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

(7)	In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, as indicated in Note (3) to the tables entitled “Total Estimated Ore Reserves as of Year-End 2003 and 2002” above, Mr. Robert A. Horn has, as a qualified person within the meaning of such National Instrument, indirectly supervised the preparation of the estimates of such proven and probable ore reserves as of year-end 2003 in accordance with the CIM Guidelines. These estimates would be identical under the applicable rules and regulations of the SEC and such definitions are substantially the same as the corresponding definitions under the SEC rules and regulations. Reference is made to Note (3) to such tables for additional information on how the reserve estimates for the 2002-2003 period were prepared.

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

      On December 5, 2002, the Company announced that it would be undertaking a comprehensive review of all key aspects of the Goro project. This action was based upon information received by the Company from the joint venture companies referred to above acting as the prime construction contractors that, if confirmed, would indicate an increase in the capital cost estimate for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. The objective of the comprehensive review was to assess all information on the Goro project, including the various cost estimates and trends, and determine what changes in the capital cost estimate and the project could be made to maintain the project’s economic feasibility. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, the Company recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge was comprised of pre-tax expenses of $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency gains of $37 million as a result of the ineffectiveness of certain forward currency contracts that had been entered into for hedging purposes. As part of the comprehensive review, we also evaluated various contractual and other arrangements covering construction and other work relating to the Goro project and implemented certain actions to suspend or terminate certain of those contractual arrangements.

      As the comprehensive review of the Goro project that began in December 2002 moved forward during 2003, it evolved into two phases. The first or initial phase, which was completed in July 2003, focused on the identification of issues that had resulted in, or created, actual or potential increases in capital costs and how those issues could be addressed and other actions that could be taken to reduce these costs. On August 13, 2003, we announced the results of the initial phase of the review. The second phase, or Phase Two, which began essentially in August 2003, is intended to evaluate further opportunities to reduce costs and develop, among other key deliverables, a new capital cost control estimate, project scope and schedule and execution plan for the project. While one of the Company’s objectives of Phase Two of our review is to have a capital cost estimate for the project of $1.8 billion, the conclusion of that review could result in a capital cost estimate higher than this objective.

      As of December 31, 2003, the Company had spent approximately $600 million on the Goro project since July 1, 2001 when this project was formally launched. This amount excludes a current estimate of approximately $58 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments, and accruals of approximately $31 million relating to such requirements as of December 31, 2003, most of which expenditures are expected to have value for the project. The Company currently believes that, based upon the focus on certain potential new approaches to construction as part of, and the expected results of, the Phase Two review as it moves to completion, it will be required to take additional non-cash charges beyond those taken in the fourth quarter of 2002 but we cannot predict at this time the amount of such non-cash charges and whether they will have a material effect on our results of operations, financial condition or profitability.

      While the key objective of Phase Two of the review is to have a project that will produce an acceptable rate of return on the investment to be made in this project, if, upon completion of this phase of the review, the Company were to conclude that the Goro project could not proceed or be restructured to meet our rate of return on investment requirements, the Company currently expects that it would undertake a further evaluation to determine how the project could be restructured to provide an acceptable return on the investment to be made. Depending upon the timing of the completion of such further evaluation, or if that further evaluation did not occur or did not result in achieving an acceptable return, the Company would have to consider writing off all or a substantial portion of the carrying value of the Goro project, approximately $802 million at December 31, 2003, and the Company would also lose the expected future production from Goro. Such a result would have a material adverse effect on our business, results of operations, financial condition, profitability and cash flows.

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

      New Caledonia is currently an overseas territorial community (collectivité territoriale) of France having special legal status under the French constitution, including significant autonomy except in foreign relations, defence, justice, currency and certain other related areas. As part of the objective of increasing New Caledonia’s autonomy from France and to implement arrangements to address political and other issues that New Caledonia had experienced, in 1998 the French government, the New Caledonian government and two New Caledonian political movements representing the native population entered into the Noumea accord. This accord sets forth a process and timetable for increasing the autonomy of New Caledonia over the next 14 years, culminating in a referendum to be held by 2018 on whether New Caledonia would become fully independent from France. As part of the initial phase of the accord, steps have been taken, and will be taken over the next few years, to develop the form of provincial governments to be part of the New Caledonian government structure and to pass local legislation, including the enactment of a new mining law, that will provide for the transfer of certain authority in a number of areas still maintained by France to the New Caledonian government. The Company does not believe that these developments will have an adverse effect on the Goro project but there can be no assurances in this regard. Provincial elections are currently planned for early May 2004 for the election of members of the three provincial assemblies in New Caledonia. Each assembly will select its president and who will be part of the province’s executive board. The members of the newly elected provincial assemblies will also select the persons who will serve as members of the Congress of New Caledonia. This Congress is responsible for the selection of the President of New Caledonia.

      In September 2001, Goro Nickel S.A. (then known as Compagnie des Mines de Xere) applied for an exploration permit for an area next to the Goro deposit known as Prony West. Several other companies applied for the same exploration permit. After an assessment of the various applications, the government of the South Province of New Caledonia determined that Goro Nickel’s application as being the best technically and offering the greatest financial commitment. As such, the South Province’s recommendation to accept Goro Nickel’s application was discussed at the mining committee (Comité Consultatif des Mines) in April 2002 and the recommendation to accept Goro Nickel’s application was subsequently approved by the mining council (Conseil des Mines) the same day. In July 2002, after a public debate on the awarding of this exploration permit, the legislative assembly of the South Province voted to award the Prony West exploration permit to Goro Nickel. As soon as this decision was made, several companies challenged the South Province’s decision. The administrative tribunal which considered this challenge released its decision on December 24, 2003. The administrative tribunal decided that the legislative assembly of the South Province did not have the authority to make the award as this authority had been previously delegated to the Executive Committee of the South Province and that the delegation had not been withdrawn. As a result of this decision, the exploration permit previously awarded to Goro Nickel was cancelled. However, after the cancellation of this permit, on December 27, 2003 the Executive Committee of the South Province met and reawarded the exploration permit to Goro Nickel. This decision to reaward the permit to Goro Nickel is open to challenges until April 20, 2004. As of March 12, 2004 no such challenges have been made.

Voisey’s Bay Nickel Company Limited

Voisey’s Bay Deposit

      The Voisey’s Bay deposit consists of three main bodies of mineralization, the Ovoid, the Eastern Deeps and related deposits and the Western Extension, including the Reid Brook and Discovery Hill zones and other small zones. As of year-end 2003, as reflected in the tables entitled “Total Estimated Ore Reserves as of Year-End 2003 and 2002” under “Ore Reserve and Mining Rights” above, proven and probable ore reserves of 30 million tonnes grading 2.85 per cent nickel, 1.68 per cent copper and 0.14 per cent cobalt were estimated for the Ovoid, based on a mill throughput of 6,000 tonnes per day. Reference is made to the notes to these tables for information on how these reserves were estimated and how the Company meets certain Canadian securities regulatory requirements for the purpose of any ore reserve estimates it might prepare.

      While the Ovoid deposit is accessible by open-pit mining, most of the mineralization discovered to date in the remaining bodies is not amenable to open-pit mining. Preliminary mining assessments were carried out on the Eastern Deeps, Discovery Hill and the upper portion of the Reid Brook deposits in 2002 and early 2003. The results of these assessments were used to plan the 2003 advanced exploration program. The results of this ongoing surface exploration program, which is continuing as part of the 2004 exploration program, will be used to delineate these deposits sufficiently to carry out preliminary feasibility studies for these deposits. Several additional target areas have been identified on the Voisey’s Bay main block of claims. These are geophysical targets well to the east of the known deposits and are planned to be assessed as part of the 2004 exploration program.

      VBNC’s exploration expenditures in Labrador totalled $1 million in 2003, compared with $180,000 in 2002 and $4 million in 2001. Although definition drilling was carried out on the Discovery Hill and Reid Brook Zones as part of the first phase of the 2003 advanced exploration program, no exploration drilling was carried out in 2003 and only a limited amount is planned for 2004. Most of the 2003 exploration work was concentrated on further evaluation of the Ryan’s Pond prospect which is located on the main block of claims approximately three kilometres to the east of the known deposits. The program consisted of geophysical surveys, including borehole and surface electromagnetic surveys. Evaluations of the exploration claims held by VBNC in Labrador continued in 2003 and by the end of the year none of the regional claims, outside of the main block of claims which contains all the currently known ore reserves, were considered to have any further exploration potential and these claims were relinquished to Archean under the terms of the Option Agreement referred to above.

Environmental Review Process

      The scope of the environmental review and approval process for the Voisey’s Bay project was established under a January 1997 memorandum of understanding among the Governments of Canada and the Province of Newfoundland and Labrador (the “Province”), the LIA and Innu Nation on a harmonized environmental review process for the mine, concentrator and related facilities and infrastructure in the Voisey’s Bay area (the “Mine/ Concentrator Project”).

      The Mine/Concentrator Project was the first major mining project to be subject to full review under the Canadian Environmental Assessment Act since this legislation came into effect in January 1995. In early 1997, a five-person environmental assessment panel was selected pursuant to the January 1997 memorandum of understanding to conduct the environmental assessment of the Mine/ Concentrator Project. The environmental assessment process, including public hearings, were held over the 1998 to 1999 period and the panel issued its report and recommendations in April 1999. The panel recommended that the Mine/ Concentrator Project proceed subject to a number of other separate recommendations. In August 1999, the federal and provincial governments announced their respective detailed responses to the environmental assessment panel’s recommendations. Both governments released the Mine/ Concentrator Project from the environmental assessment process subject to certain terms and conditions, including measures intended to mitigate potential environmental effects relating to the Mine/ Concentrator Project, and accepted a number of the panel’s recommendations. The Company does not believe that those recommendations or the terms and conditions of the releases stipulated by the governments will create any unduly burdensome financial or other restrictions on the Mine/Concentrator Project.

      In 1999, the federal and provincial governments entered into negotiations with the LIA and Innu Nation to develop a project-specific environmental management agreement for the issuance of the necessary governmental licences and permits for the Mine/Concentrator Project. With the agreement on the commercial development of the Voisey’s Bay project which having been reached in mid-2002, as discussed below, these discussions restarted and in July 2002 the governments entered into an environmental management agreement with the LIA and Innu

Nation which created an environmental management board in order to provide for participation by these aboriginal groups in the process leading to the issuance of the necessary licences and permits for the Mine/Concentrator Project. The environmental management board has been meeting since it was created in July 2002 to address the issuance of the necessary permits and licences for the Mine/Concentrator Project, including the mining and surface leases issued to VBNC pursuant to the definitive agreements entered into with the Province of Newfoundland and Labrador, as discussed below. In 2003, over 100 permits were issued for the construction and operation of the Voisey’s Bay project.

      In early September 1999, separate court actions were filed in the Canadian federal courts by the LIA and Innu Nation asserting that the federal government should have imposed additional conditions to, and did not meet certain consultative and other requirements in arriving at, its decision to release the Mine/Concentrator Project from the environmental assessment process. These actions were stayed pending the outcome of the ongoing negotiations of separate impacts and benefits agreements (“IBAs”) with the LIA and Innu Nation and in the summer of 2002 both of these court actions were discontinued as conditions to the effectiveness of the IBAs that VBNC entered into with the two aboriginal groups, as discussed below. In addition, in mid-October 1999 another aboriginal group, the Nunavik Inuit, filed an action against a federal minister in the Canadian federal courts, asserting that its rights had not been properly considered or protected in land claims negotiations and the agreement in principle on land claims reached in May 1999 between the federal government and the LIA. This dispute was settled and the action was discontinued by the Nunavik Inuit.

Negotiations with Aboriginal Groups

      In June 2001, when confidential negotiations with the Province restarted on the terms that would enable the project to proceed, VBNC also resumed separate IBA negotiations with the LIA and Innu Nation. VBNC reached agreement on IBAs with both the LIA and Innu Nation in May 2002. These IBAs were subsequently ratified by the respective memberships of the two aboriginal groups and were signed by the parties effective July 29, 2002. The IBAs set forth (i) certain payments to be made to the LIA and Innu Nation by Inco and VBNC over the life of the Voisey’s Bay project, (ii) programs relating to training, employment and business opportunities for the LIA and Innu Nation and (iii) the participation of the LIA and Innu Nation in environmental and certain other programs and procedures relating to the operation of the Mine/Concentrator Project, among other things.

      The Company understands that, following separate confidential negotiations between each of the LIA and Innu Nation and the Governments of Canada and the Province of Newfoundland and Labrador, interim agreements were reached to resolve the respective land claims of the LIA and Innu Nation in July 2002. Neither VBNC nor the Company was a party to these agreements nor to the negotiations leading to those agreements. The LIA has since reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, as well as an interim measures agreement to allow the Mine/Concentrator Project to proceed. The Company understands that the federal and provincial governments and the LIA during 2003 continued their negotiations towards the conclusion of a final comprehensive land claims agreement among those parties. The Company also understands that the LIA in early 2004 commenced a community-based ratification process to ratify the final comprehensive land claims agreement among those parties.

      Innu Nation had indicated in January 1999 that it was evaluating the alternatives available to it in pursuing its land claims. In the fall of 2000, Innu Nation and the federal government began negotiating the registration of the Innu people of Labrador to become eligible for benefits under the Indian Act (Canada). Innu Nation has also reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, and entered into a memorandum of agreement under which Innu Nation agreed, among other things, not to assert any aboriginal land claims in the Voisey’s Bay area, thereby allowing the Mine/ Concentrator Project to proceed. The Company has been advised that the Innu of Labrador were registered for eligibility under the Indian Act in November 2002, and that work continues on the creation of Indian reserves for Innu communities in Labrador. The Company also understands that the federal and provincial governments and Innu Nation in 2003 continued negotiations towards the conclusion of a final comprehensive land claims agreement, but no such agreement has as yet been reached.

Negotiations with the Provincial Government

      In mid-1998, following confidential discussions with the Government of Newfoundland and Labrador, the Company and VBNC proposed to provincial officials an initial Mine/ Concentrator Project to produce intermediate concentrate from the Voisey’s Bay deposit, with the concentrate to be further processed at the Company’s existing processing facilities in Ontario and Manitoba, where there will be excess capacity. As part of this initial phase of the project, the Company proposed to carry out an extensive underground exploration program to determine the economic feasibility of the underground deposits at Voisey’s Bay. The Company’s proposal also included the development, if and when economic, of additional processing facilities in the Province. This approach is similar to the approach used successfully in Sudbury and other nickel locations where facilities have been developed in stages as additional ore reserves have been proved. In July 1998, the Province turned down this proposal and suspended negotiations with the Company.

      Over the last half of 1999, the Company engaged in discussions with the provincial government on a revised project framework for development of the Voisey’s Bay deposit. These negotiations did not result in an agreement as the Province insisted that the Company provide an unconditional guarantee that processing facilities would be built in the Province, even if they were not economic. No further negotiations were held until June 2001, when the Company resumed confidential negotiations with representatives of the Province of Newfoundland and Labrador concerning the terms of an agreement on the commercial development of the Voisey’s Bay deposit. These negotiations continued in the first half of 2002 and on June 11, 2002 the Company and the Government of Newfoundland and Labrador announced their agreement on a non-binding statement of principles covering the development of the Voisey’s Bay project. The statement of principles was approved by the provincial legislature in late June 2002 and on October 7, 2002 Inco and VBNC signed definitive agreements with the Government to implement the terms of the statement of principles. The definitive agreements provide for the development of a mine and concentrator processing plant at Voisey’s Bay, representing the Mine/ Concentrator Project, a research and development program focusing on hydrometallurgical processing technologies, an industrial and employment benefits program for the Voisey’s Bay project, a timetable for the start and completion of the principal stages of the project, and other key parts and requirements covering the overall development of the Voisey’s Bay project. The definitive agreements set forth certain obligations of the Company to construct and operate (i) a demonstration plant in the Province as part of the overall research and development program to test hydrometallurgical processing technologies to treat nickel-containing ores or intermediate products from the Voisey’s Bay deposits and (ii) subject to technical and economic feasibility pursuant to the terms thereof, a commercial processing facility in the Province by the end of 2011 to treat all of the Voisey’s Bay ores or intermediate products to produce finished nickel and cobalt product based upon hydrometallurgical processing technologies or, if such technologies do not meet certain technical and/or economic feasibility requirements, as may be determined by one or more agreed upon experts as provided for in such agreements, a conventional refinery. Once the demonstration plant is completed and has received intermediate concentrate product from the Mine/ Concentrator Project for testing, Inco can ship quantities of intermediate concentrate products produced by the Mine/ Concentrator Project containing nickel and/or cobalt to the Company’s facilities in Ontario and Manitoba for further processing into finished nickel and cobalt product. Shipments of such Voisey’s Bay intermediate concentrates are limited to certain maximum aggregate quantities and will end when the construction of the hydrometallurgical or conventional matte commercial processing facility, as the case may be, is completed.

      Under the definitive agreements, Inco is also required, prior to the cessation of the Voisey’s Bay mining operations in the Province, subject to certain exceptions relating to the availability of such external sources, to bring into the Province for further processing at the hydrometallurgical or conventional matte processing facility to be constructed in the Province from sources outside the Province, in one or more intermediate forms, quantities of intermediate products, subject to certain annual minimum quantities, containing in total quantities of nickel and cobalt equivalent to what was shipped to the Company’s Ontario and Manitoba operations. The definitive agreements also set forth (1) the Company’s commitment to an underground exploration program covering the Voisey’s Bay deposits with the objective of discovering sufficient nickel-containing ore reserves for processing beyond the initial phase of the Voisey’s Bay project, (2) the terms under which the processing of copper intermediate in the Province would be justified, and (3) the Province’s commitment to (i) the tax regime that will apply to the project, (ii) electric power rates for the project and (iii) the issuance of the necessary permits and authorization to enable the Voisey’s Bay project to proceed. The definitive agreements also provide for programs and arrangements relating to employment and industrial benefits in connection with the construction and related aspects of the project. The definitive agreements also include specific sanctions if the Company were not to meet certain of its contractual obligations under such agreements, including the effective forfeiture of its lease to conduct mining operations in the Province. Under the terms of the definitive agreements, certain provisions became effective when these agreements were executed. The next steps which were to be met by the end of the first quarter of 2003 for these agreements to become effective overall include the securing of acceptable financing arrangements for the project and completing a bankable feasibility study for the first phase of the project, including the Mine/ Concentrator Project. As discussed under “Project Phases” below, the bankable feasibility study was completed in late March 2003. In March 2003, the Company advised the Province that it was waiving the financing condition in these agreements. The remaining conditions to the effectiveness of these agreements were met in the third quarter of 2003.

Project Phases

      The Company announced in late March 2003 (i) the results of a bankable feasibility study for the mine and concentrator for the Ovoid and adjacent surface deposits and related facilities representing part of the initial phase of the Voisey’s Bay project and (ii) that it planned to proceed with this initial phase. Based upon the results of the study, the estimated total capital cost for the Mine/ Concentrator Project was estimated to be $582 million, including $35 million spent since July 2002 on infrastructure and related work. The $582 million amount represented an increase of $77 million or about 15 per cent over the prefeasibility study estimates for the Mine/ Concentrator Project. This estimate included a $54 million contingency. The initial phase of the Voisey’s Bay project will also involve a research and development program covering hydrometallurgical processing technologies (the “Hydromet R&D Program”) for the treatment of the Voisey’s Bay nickel and cobalt-containing concentrates to be produced into finished nickel and cobalt product, including a demonstration plant to be constructed in Argentia, Newfoundland. As of March 2003, the Hydromet R&D Program was expected to cost approximately $134 million or about 14 per cent above the initial estimate for this program. It is possible that the cost of this program may be higher but we cannot currently predict what the increase in such cost will be. In addition to the Mine/ Concentrator Project and the Hydromet R&D Program, the initial phase will include handling facilities to be constructed at our Canadian operations for the nickel and cobalt-containing concentrates to be processed over the 2006 — 2011 period once the Mine/ Concentrator Project and the demonstration plant are in operation, at an estimated cost of $47 million, and an exploration program at an estimated cost of $13 million. The total capital cost estimate for all four parts of the initial phase of the Voisey’s Bay project is $776 million, or about 14 per cent above the original estimate of $680 million. The engineering firm retained to complete the study indicated that it believed that the capital cost estimate was within a range of plus 15 per cent and minus 5 per cent of the $547 million figure still to be spent for the Mine/ Concentrator Project. Given that we currently expect that a significant portion of these costs will be incurred in Canadian dollars, we have entered into Canadian dollar hedges for approximately 68 per cent of the total expected costs in Canadian dollars for the related assets, including Cdn. $535 million of hedges at an average exchange rate of $0.746 entered into as at March 12, 2004. The $776 million estimate assumed a Canadian dollar-U.S. dollar exchange rate of approximately Cdn.$1.00 to $0.66. At exchange rates in effect at March 12, 2004, taking into consideration the forward currency contracts noted above, this estimate would be $888 million. To the extent that this currency exposure is not hedged at exchange rates equivalent to this assumed rate, then this capital cost estimate could rise, adversely affecting the projected returns on our investment in this project.

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

Exmibal

      The mining and processing facilities of the Company’s 70 per cent-owned Guatemalan subsidiary, Exploraciones y Explotaciones Mineras Izabal, S.A. (“Exmibal”), which has a design capacity of about 11,300 tonnes of nickel-in-matte annually, have been mothballed since 1982. Exmibal has a nickel deposit which could be brought back into production under appropriate market conditions. However, the recommencement of operations at these facilities would require substantial capital expenditures and start-up costs.

      During 2003 Inco continued to have preliminary discussions with parties interested in developing the existing power plant facility as part of a power generating project in Guatemala and acquiring certain rights to develop the Exmibal deposits. A letter of intent was entered into in November 2003 covering the possible terms under which the Exmibal deposits could be commercialized by one of these parties. A number of terms and conditions, including obtaining satisfactory financing, would have to be met under the letter of intent to enable the party seeking to develop such deposits to obtain certain rights covering such development, subject to meeting certain milestones. The letter of intent provides that Inco would receive a minority interest in the company who would commercialize there deposits and have certain rights, including, the right market in products produced by that company and to use any proprietary technologies developed by that company.

Exploration and Project Development

      One of the objectives of Inco’s exploration program is to provide the Company with sufficient ore reserves to sustain production at current levels for at least 20 years at its Ontario and Manitoba operations. See “Mining and Production — General” above for further information on the Company’s planned production levels and “Ore Reserves and Mining Rights in Canada” above for information on the Company’s proven and probable ore reserves. The Company continues to pursue exploration opportunities for platinum-group metals in Ontario.

      Exploration expense totalled $27 million in 2003, compared with $24 million in 2002 and $23 million in 2001. Exploration efforts continue to focus on finding additional high-grade nickel deposits in Canada near existing mine workings to expand the Company’s estimated ore reserves and provide additional feed for existing processing facilities. Of the total exploration expenditures in 2003, $11 million was spent on exploration in Ontario and Manitoba directed at finding additional nickel, copper and platinum-group metals estimated ore reserves near the Company’s existing mines, compared with $9 million in 2002 and $10 million in 2001. Additions to estimated ore reserves from the evaluation of diamond drilling in 2003 totalled 2.5 million tonnes averaging 1.5 per cent nickel and 2.7 per cent copper at the Company’s Ontario operations and 1.9 million tonnes averaging 1.5 per cent nickel and 0.1 per cent copper at the Company’s Manitoba operations. The Company also continued to evaluate non-nickel exploration targets and joint venture opportunities that have the potential to enhance the Company’s overall mining operations.

      In 2003, deteriorating ground conditions at the Ontario operations’ Copper Cliff North mine reduced production from that mine’s 138 ore body high-grade precious metal zone. As a result, the additional production of precious metals (platinum plus palladium plus gold) that was expected to be produced from that mine in 2003 was not realized. The ground conditions problem was resolved and it is expected that the quantities of precious metals that had been planned to be produced from this mine’s 138 ore body will be achieved in 2004, bringing the total expected production of precious metals from this zone to about 2,000 kilograms in 2004. Exploration drifting on the 3,400-foot level of this mine is scheduled to be completed in 2004, allowing drilling of this mine’s lower 138 ore body high-grade precious metals zone. A feasibility study is currently being completed on the mineralized material that forms a halo surrounding the 138 ore body from the 1,050-foot level to the 1,400-foot level. A feasibility study on the remnants of the upper 138 ore body was completed in 2003. Work in 2004 is expected to be focused on the inclusion of this remnant ore into the production plan for the Copper Cliff North mine.

      By the end of the first quarter of 2004, the physical connection between the Company’s Ontario operations’ Copper Cliff North and Copper Cliff South mines is expected to be complete. Some equipment and services will be shared between the mines and the connection will provide the Copper Cliff North mine with ramp access to the surface through Copper Cliff South mine. Work is then expected to begin on a drive on 3,400-foot level of the Copper Cliff North mine to that mine’s 880 ore body which will provide access to explore for potential down-dip extensions to that ore body.

      In 2003, exploration drilling continued on the 191 ore body of the Copper Cliff North mine with respect to a potential new zone located adjacent to the footwall of the main 191 deposit at the 4,600-foot to 4,800-foot levels. This program is planned to continue in 2004.

      Underground exploration drilling continued in 2003 on the 170 footwall high-grade precious metals deposit at the Ontario operations’ McCreedy/ Coleman mine. The drilling and follow-up evaluations have resulted in the addition of 0.2 million tonnes of estimated ore reserves, bringing the estimated ore reserve for this deposit to 1.8 million tonnes of probable ore reserves grading 7.0 per cent copper, 0.9 per cent nickel and 15.1 grams per tonne of combined platinum, palladium and gold. Advanced exploration is planned in 2004 to expand the estimated ore reserve and assess the detailed variation in the thickness and orientation of the sulphide veins found in this deposit. The $33 million Phase 2 project to develop a high-grade nickel deposit at McCreedy/ Coleman Mine, which was announced in 2000, was under budget and on schedule until the work stoppage that occurred as a result of the three-month strike which began June 1, 2003. This project is expected to allow McCreedy/ Coleman Mine to increase its production by over 60 per cent from 2002 levels by early 2005. The $34.8 million Phase 3 project for this mine, which was announced in 2003, was also on budget and on schedule until the work stoppage.

      The Company’s surface exploration program continued in 2003 to test and evaluate both near-mine and new exploration targets in the South Range and East Range of the Sudbury basin, the Copper Cliff and Worthington Offsets and the footwall of the North and East Range.

      At the Copper Cliff offset, a surface drilling program was initiated to test large gaps in drilling located between the Pump Lake mineral deposit at the Copper Cliff North mine and the Murray mine. This program was halted as a result of the three-month strike at the Ontario operations but will resume in 2004.

      An advanced surface exploration program was completed in 2003 at the 740 zone in the Kelly Lake ore body at the Copper Cliff South mine. This program was successful in further defining continuity and grade distribution of the zone and increasing the grade and tonnage of the estimated ore reserve. In addition, the program identified further exploration targets for follow-up in 2004.

      An exploration program was initiated in the East Range of the Sudbury basin designed to follow up on geophysical conductors identified during an ongoing program of resurveying and deepening old exploration boreholes. Exploration focused on the Ella Lake area where a new zone of contact mineralization was identified. Further drilling is planned to the footwall of this zone for high-grade footwall-type mineralization in 2004.

      In October 2000, a decision was made to proceed with a $12 million project to develop the low-grade area of the Ontario operations’ Stobie mine. The development and construction needed for production to begin through the ore-handling component of this project was completed in late 2001. Ongoing lateral development and construction on the individual mining levels are scheduled to continue until the end of 2005. Production from this project began in 2001 and is expected to be at 5,900 tonnes of ore per day in 2004, increasing to 6,700 tonnes of ore per day in 2006. The current plans are to operate a new ore-handling system as part of this project until the end of 2006.

      In 2003, development work continued on the first of the expected two phases of the Creighton Deep project, a project that was originally announced in 1998. Capital expenditures on this project totalled $2.7 million in 2003. The development of the second production level (the 7,680-foot level) as part of the first phase began in early 2003 and the first phase of the project is expected to be completed in 2006. Production from the first phase totalled 111,800 tonnes of ore grading 4.0 per cent nickel and 2.5 per cent copper in 2003 and production is expected to continue at a rate of approximately 300,000 tonnes of ore per year until 2015 if the Company proceeds with the second phase of the project. The Company is currently evaluating the second phase of this project which would involve access to an additional ore body at Creighton Deep. The estimated ore reserve that would be accessed in the second phase of the project is 4.0 million tonnes grading 3.7 per cent nickel and 3.9 per cent copper between the 7,680-foot level and the 8,220-foot level. This estimate includes an additional 660,000 tonnes of ore grading 4.0 per cent nickel and 5.1 per cent copper added in 2003 as a result of exploration in a high-grade footwall zone.

      In 2002, a decision was made to proceed with a $67 million project to deepen Garson mine from the 4,470-foot level to the 5,070-foot level to access seven million tonnes of proven ore reserves grading 1.76 per cent nickel, 1.37 per cent copper and 1.1 grams per tonne of combined platinum-group metals and gold. This project is expected to increase mine production at Garson Mine by 10 per cent to 2,087 tonnes of ore per day and extend the life of the mine until approximately 2012. Construction of major mine facilities and development as part of this project started in the summer of 2002. The project is on schedule to ramp-up to full production by the fourth quarter of 2004.

      In January 2002, the Company entered into an option agreement with FNX Mining Company Inc. (“FNX”) relating to certain rights extended to FNX to explore and develop five non-core properties of the Company in the Sudbury basin. The properties covered by this agreement all have a history of past production but were inactive and the Company had no further plans for the exploration or development of these properties. Subject to meeting certain conditions enabling it to exercise the option to acquire a 100 per cent interest in the mineral rights to these properties, FNX agreed, pursuant to the terms of the option agreement, to spend Cdn.$14 million over a 16-month period beginning in January 2002 and was granted an option to earn a 100 per cent interest in the mineral rights in these properties by spending a further Cdn.$16 million over the next four years. On December 10, 2003, FNX announced that, effective December 1, 2003, it had completed its total expenditure commitment and had exercised its option to acquire a 100 per cent interest in the mineral rights covering the properties. As part of the agreement, Inco had initially acquired common shares and common share purchase warrants of FNX representing a total equity interest in FNX of 19.9 per cent on a fully-diluted basis. However, the Company’s ownership position was diluted to about 12 per cent as of year-end 2002 due to the issuance of additional shares by FNX and the sale of FNX shares by the Company. The Company completed the sale of its shares in FNX in May 2003. Under the terms of a related offtake agreement, Inco also has the right, but not the obligation, to purchase and refine all of the ore production from the properties covered by the option agreement. During 2003, exploration, consisting of surface and underground diamond drilling, ground and airborne geophysics, mapping, and prospecting was carried out on the properties covered by the option agreement. In addition FNX’s partner,

Dynatec Corporation, commenced advanced underground exploration, development and mining at one of the properties. FNX is currently shipping ore to the company from one of the properties under the offtake agreement.

      In the Thompson nickel belt, the regional surface exploration program continued over the OIC Leases that were issued to the Company by the Province of Manitoba. The surface geophysical component of the regional exploration program was completed in 2003. Follow-up drilling on several targets which had been outlined was carried out. The drilling confirmed the presence of the favourable ore-hosting formations and approximately 90 per cent of the drill holes intersected zones of sulphide, confirming the effectiveness of this exploration method. Several of the holes did intersect narrow widths of nickel-bearing sulphides. However, these intersections, although encouraging, are not currently viewed as having a high potential to represent an economic deposit. Several target environments would require additional drilling and two have not yet been drilled. No additional work is, however, planned in these areas during 2004.

      Underground exploration continued in 2003 at both the Thompson and Birchtree mines at the Manitoba operations to test for extensions to known deposits and to identify new satellite deposits.

      An advanced exploration program continued in the 1-D Lower ore body of the Thompson mine located below the 1,100-metre level. Drilling has provided more detail on the shape of the deposit and the distribution of grades, and added to the estimated ore reserves. In the third quarter of 2003, a feasibility study was completed for a portion of the 1-D Lower ore body between the 1,100-metre and 1,280-metre levels. Estimated ore reserves in this area include 1.9 million tonnes grading 2.2 per cent nickel of estimated proven ore reserves and 2.9 million tonnes grading 2.2 per cent nickel of estimated probable ore reserves. Initial ore from this orebody is planed to be accessed during the first quarter of 2004.

      During 2003, additional drilling was completed on 30 metre spaced sections that extend the 1-D lower ore body to the south. The 1,068-metre level exploration drift was subsequently extended 150 metres further south and drilling continued late in the year. During 2003, a total of 13,698 metres of diamond drilling was carried out on the 1-D Lower ore body. Results from this work are being assessed and drilling is expected to continue on the southern extension of this ore body in 2004.

      As discussed under “Mining and Production — General” above, the Company’s Manitoba operations have been transitioning from the high-grade Thompson mine, the principal source of ore for these operations, to the lower-grade Birchtree mine. In 2003, work continued on the two-year project to deepen Birchtree mine at the Manitoba operations at a cost of $48 million, a project which is expected to extend the life of this mine by at least 15 years.

      A drilling program was continued at the Birchtree mine in 2003 to test the down-dip extension of this mine’s 108 zone above the 840-metre level. A total of 9,045 metres of drilling was completed in 2003. Results are being assessed and this program will continue in 2004, in conjunction with ramp development from the 1,050-metre level.

      Exploration continued during 2003 at the Mel project, located 25 kilometres north of the City of Thompson, under the terms of an agreement signed with Nuinsco Resources Limited (“Nuinsco”), in August 1999. The agreement grants Nuinsco the right to acquire the mineral lease that covers the Mel deposit and 60 contiguous mining claims by incurring aggregate expenditures of $6 million by February 2006, subject to Inco’s right to buy back a 51 per cent interest in the deposit by spending the next $6 million over a further four-year period. Under the terms of this agreement, all production from any commercial quantities of ore discovered would be delivered to Inco’s Thompson facilities for processing on then prevailing market terms. During 2003, Nuinsco funded a program of surface downhole electromagnetic (“DHEM”) surveys and 987 metres of diamond drilling over favourable environments identified by Audio-magneto-tellurgic (“AMT”) surveys that were carried out by the Company. Massive sulphide was intersected that explains the DHEM anomalies but no significant nickel mineralization has been encountered on the Mel claims to date. Several DHEM conductors that are associated with the Pipe Formation have not been tested and additional surface DHEM surveys and diamond drilling are planned for the Mel project in 2004.

      In 2003, exploration began at the TNB South project that is centred approximately 100 kilometres southwest of the City of Thompson. The property covered by this program is contiguous with the southwest boundary of the

Inco OIC Leases and extends 50 kilometres further to the southwest. Canadian Royalties Inc., under the terms of an agreement entered into with the Company in October 2003, has the right to earn a 50 per cent interest in the property covered by the agreement by funding 100 per cent of exploration expenditures, totalling $5 million over five years. Inco has a right of first refusal on all production from any commercial quantities of ore discovered. During 2003, line cutting in preparation for a regional AMT survey began. In addition to AMT surveys, surface DHEM and diamond drilling programs are planned for 2004.

      In 2003, field exploration apart from the Company’s producing mines and development projects focused on Brazil, Australia, the United States, Canada and China. In Turkey, the joint venture with Dowa Mining Co., Ltd. of Japan was terminated by mutual consent and operations by Inco’s subsidiary, Dardanel, were terminated and the Company’s exploration office in Ankara was closed.

      In Brazil, a large-scale reconnaissance program with Teck Cominco Limited continued to explore for copper-gold and copper-zinc deposits. Inco’s Brazilian subsidiary completed an exploration program on two copper-gold properties in the northeastern Brazilian states of Ceará and Piaui. No further work will be carried out on these properties. Canico Resource Corp. (“Canico”) completed the initial phase of a drilling and resource evaluation program on the Onça Puma nickel laterite property in the Carajas district in Brazil under agreements entered into in 2002 with the Company covering this property. Canico acquired a 100 per cent ownership interest in the property in February 2003 by raising $22.5 million to complete a bankable feasibility study. As part of the agreements covering this property, Inco received initially a total equity interest, including warrants, of approximately 18 per cent in Canico. As of March 10, 2004, Inco’s interest in Canico was about 14 per cent as a result of dilution from financings by Canico. Under the terms of a related offtake agreement, Inco has the right to process and/or market all product from the Onça Puma property. No fieldwork was carried out during 2003 in Peru, and the joint venture with Southwestern Resources Corporation covering certain properties in Peru was terminated.

      In Australia, three copper-gold prospects and three lead-zinc prospects were drilled in collaboration with PlatSearch NL. In March 2003, a memorandum of understanding was signed with LionOre Australia Pty Ltd. whereby Inco would agree to spend Aus $15 million over approximately a four year period on exploration for nickel on certain tenements in Western Australia. In the event of a discovery, Inco would earn the right to participate in further exploration on the properties to earn either an equity position in a major deposit or the right to purchase the production from the deposit.

      In Canada, Inco’s joint venture with Soquem continued during 2003, following up targets identified by airborne geophysical surveys flown by the Company over parts of Québec. Two joint ventures with Aurora Platinum Corp. in Northern Ontario continued in 2003 under which Aurora, using historic Inco airborne geophysical data, conducted follow-up exploration with Inco retaining a right to purchase any nickel, copper, and platinum-group metal products produced from the properties covered by these joint ventures, as well as the right to buy back into any properties acquired or elect to take a royalty. Inco entered into three new agreements in 2003 using Inco’s historic airborne geophysical database. The agreements are with Aurora Platinum Corp. covering the Abitibi greenstone belt of Ontario and Québec, Canabrava Diamond Corporation, covering the Winisk area of Northern Ontario, and Freewest Resources Canada Inc., covering the Musketei River area of Northern Ontario. Inco also completed a preliminary exploration program consisting of ground geophysical surveys and diamond drilling follow up on the Redstone nickel property which is under option from Timmins Metal Corp. Inco has the right to acquire a 70 per cent interest in the property.

      Inco continued to actively evaluate exploration projects in China during 2003. Exploration was initiated on the areas covered by two cooperative joint venture agreements in Jilin province, one with Jilin Nickel Industry Group Ltd. and the other with Geological Survey Institute, Jilin Province, and exploration is planned to continue under these agreements in 2004. Memoranda of understanding covering certain exploration areas have also been signed in Yunnan and Sichuan provinces of China and the Company has been evaluating other exploration targets in China.

      See “Voisey’s Bay Nickel Company Limited — Voisey’s Bay Deposit” above for information on exploration activities at the Voisey’s Bay project.

      All of the estimated ore reserves referred to in this section are included in the table entitled Company-wide estimated ore reserves under “Ore Reserves and Mineral Rights” above.

Research and Development

      The Company’s central research and development facility, J. Roy Gordon Research Laboratory (“JRGRL”), is located at Sheridan Park, Mississauga, Ontario. JRGRL is operated by Inco Technical Services Limited, a wholly-owned subsidiary of Inco Limited. In 2003, the Company commissioned its hydrometallurgy miniplant for the Voisey’s Bay project in another building it acquired located in Sheridan Park.

      The Company’s research and development activities at JRGRL are organized into two groups, process research and product research.

      Inco believes that it is a nickel industry leader in research and technology development. The Company’s research and development focus is closely aligned with its key strategic objectives, including becoming the lowest-cost nickel producer and increasing revenue from value-added nickel products. The Company’s major research and development projects currently include the development of metallurgical and environmental process improvements for existing operations, hydrometallurgical process development work, as part of the Hydromet R&D Program for the Voisey’s Bay project, and the development of proprietary value-added nickel products. Research and development expenditures totalled $27 million in 2003, principally due to increased spending on the Hydromet R&D Program, compared with $17 million in 2002 and $20 million in 2001.

      Inco’s process research and technology development work is conducted in partnership with operating teams at the Company’s operating locations and its major project teams. These efforts are aimed at improving metals recoveries and achieving cost reductions, as well as developing opportunities for increased operating earnings through process modifications. During 2003, the process research group continued to assist in further improving the performance of the Clarabelle Mill, the Copper Cliff smelter and the refineries at the Company’s Ontario operations. Further progress was made in 2003 towards improving smelter efficiencies through improved flash furnace utilization and throughput and in developing practical alternatives for the continued reduction of sulphur dioxide emissions from the Copper Cliff smelter. The Company also continued to work on the simplification of its processes for the recovery of platinum-group metals, gold and silver in order to lower operating costs.

      At the Company’s Manitoba operations, the process research group continued to work with mill and smelter personnel to address changes in ore composition that are anticipated as a result of the increased production of ore from Birchtree mine. As a result of this work, a new flotation circuit was successfully commissioned at the Thompson mill in 2003, resulting in significantly improved rejection of rock minerals without reducing nickel recoveries. In the future, the resulting higher concentrate grades may allow smelting through only one furnace at Thompson.

      The process research group is also responsible for developing new processes for the recovery of nickel, cobalt and copper from the Goro and Voisey’s Bay ores. During 2003, process research and process engineering personnel engaged in a successful program to demonstrate the Voisey’s Bay milling process at the pilot plant scale and to continue the development, as part of the Hydromet R&D Program, of a hydrometallurgical process for Voisey’s Bay nickel concentrate at the miniplant level. High concentrate grades of 20 per cent nickel and above were consistently achieved from the material from the Ovoid zone at approximately 90 per cent nickel recovery levels. Significant progress was made at the hydrometallurgy miniplant to define the process and the design parameters for the demonstration plant to be built at Argentia, Newfoundland and Labrador beginning in 2004. The new hydrometallurgy process is expected to produce nickel at significantly lower capital and operating costs than conventional smelting plus refining.

      In the area of product research, Inco maintains a highly-focussed research and development program, aimed at creating new, proprietary value-added nickel products, as well as new applications for existing products, and at providing technical assistance to customers for these products. The product research group works in close collaboration with Inco Special Products, which has responsibility for all business activities related to the Company’s specialty nickel products. Projects are led and conducted using cross-functional teams. A stage-gate process is employed to evaluate the technical and business success and opportunities.

      The rechargeable battery, powder-metallurgy, electronic and other markets continue to grow and broaden into diverse applications, creating new requirements for specialty nickel products. To serve these rapidly evolving markets, Inco’s product research group has been developing new sintering nickel powders, extra-fine powders used in battery and electronic applications and nickel foam and felts for battery and fuel cell applications. During 2003, development of a fine nickel powder suitable for applications in the powder metallurgy industry continued. A new powder, tentatively called T110 PM, was introduced to selected users. It has potential applications in the press and sinter market, in diamond bonding, hard metals and metal injection molding.

      On the basis of experimental work conducted in 2001 and 2002, a pilot plant for development and production of fine nickel powder for applications in multi-layer ceramic capacitors was constructed at the company’s Novamet facilities in New Jersey. In addition to allowing the Company to study parameters with respect to the production of these powders, the pilot plant will enable the production of samples for commercial testing and will support the Company’s possible commercial entry into this market.

      The Company also operates a mines technology department at its Ontario operations. This department carries on projects in the areas of mines automation and mining methods and mine design, including projects relating to backfill and rock mechanics research. The mines technology department endeavors to leverage its resources through participation research consortiums with other mining companies.

Metals Recycling

      Inco’s subsidiary, The International Metals Reclamation Company, Inc. (“Inmetco”)(8), located near Pittsburgh, Pennsylvania, is a world leader in metals recycling. Using proprietary Inco technology, Inmetco recycles nickel, chromium and iron from stainless steel mill and metal finishing wastes and nickel and cadmium from spent batteries.

      Inmetco’s net sales to customers, which are included in “Other” in the table under “Sales” above, were $35 million in 2003, compared with $30 million in 2002 and $29 million in 2001.

      Certain feedstocks and by-products of Inmetco’s process are regulated as hazardous or residual wastes by the U.S. Environmental Protection Agency (the “EPA”) and the Commonwealth of Pennsylvania. While such regulation increases the demand for Inmetco’s services in some respects, it also increases Inmetco’s operating costs. The Company expects that in the years ahead the EPA and the Commonwealth of Pennsylvania may issue a number of new regulations that could impose additional costs on Inmetco’s operations, while other potential rules could reduce regulatory burdens. The Company is not able to predict at this time the effect that such additional regulations could have on its operating costs and financial condition.

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

SO2 Emissions

Sudbury

      Total sulphur dioxide (“SO2”) emissions at the Company’s Ontario smelting operations were 169,000 tonnes in 2003, below the current maximum SO2 emission limit of 265,000 tonnes which was established by the Government of Ontario in 1994. These emissions totalled 243,000 tonnes in 2002 and 232,000 tonnes in 2001.

(8)	Inco trademark.

The reduction in SO2 emissions in 2003 was due principally to the three-month strike at the Company’s Ontario operations referred to above.

      In February 2002, the Ontario Ministry of the Environment (the “MOE”) issued a control order (the “February 2002 Control Order”) requiring reductions of SO2 emissions at the Company’s Ontario smelting operations by 34 per cent, from the current limit of 265,000 tonnes to 175,000 tonnes annually, by the end of 2006, and reducing the limit for SO2 ground level concentrations (“GLCs”) by 32 per cent, from the then current level of 0.50 parts per million (“ppm”) to 0.34 ppm, effective April 1, 2002. GLCs refer to the concentrations of SO2 at ground level after being emitted from the emissions stack and forced to the ground by atmospheric conditions rather than being dispersed. Fugitive emissions, emissions which are caused when SO2 gases exit the Company’s operations through roof ventilation equipment, windows, doors and other openings, are also controlled under this order. During 2003 there were seven exceedences of the new GLC limit — four from the stack and three fugitive. This compares with three exceedences in 2002 — two from the stack and one fugitive. The Company is subject to possible regulatory action as a result of these exceedences, but has not received any indication from the MOE whether or not any charges will be laid. In order to continue to meet the SO2 and GLC limits, it is likely that the smelter will be operated at reduced capacity for brief periods over the next few years when adverse meteorological conditions, such as temperature inversion events or the absence of wind, for plume dispersal exist.

      In 2002, the Province of Ontario issued a discussion paper covering proposals for further reductions in SO2 emissions by non-ferrous smelting operations in Ontario, including the Company’s operations. The federal government of Canada has also recently designated for further regulation certain SO2 and particulate emissions from copper-smelting operations such as those Inco has in Ontario. To this end, the Canadian federal government has proposed, on an informal basis, certain initiatives which would be applicable to metals processing operations in Canada, including those of the Company, that would have the effect of requiring operators such as the Company to prepare and submit a plan outlining measures to be taken to reduce these emissions to meet specified levels. While the Company does not currently believe that these initiatives will be put into effect, if they did come into effect as proposed they would require the Company to commit to material additional capital expenditures and/or significantly reduce our production of nickel and certain other metals by as early as 2008. While the Company is not able to determine the effect, if any, of these recent developments and significant changes in regulatory emission limits and other environmental laws and regulations that may be enacted in the future due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

      The Company remains committed to further reductions in SO2 and other emissions on a cost-effective basis and will continue to evaluate and pursue the development of technologies to meet these challenges, taking into account cost-benefit considerations. While the Company is not able to determine the effect, if any, of significant future changes in regulatory emission limits beyond the February 2002 Control Order and other environmental laws and regulations that may be enacted in the future on its results of operations or financial condition due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

      During 2002, the Company began a $90 million investment project covering fluid bed roaster (“FBR”) off-gas scrubbing technology intended to reduce SO2 emissions to the new levels under the February 2002 Control Order to be effective by the end of 2006. This FBR project is also expected to have the added benefit of decreasing total metal emissions of nickel, copper, arsenic and lead by 80 to 100 tonnes per year. The FBR project involves the installation of water scrubbers that clean the SO2 gases by removing, principally, particulate matter. The SO2 gases are then directed to the acid plant to be converted into sulphuric acid. The FBR project will also provide the Company with the ability to treat the same types of gases coming from certain other smelting furnaces. As part of the February 2002 Control Order, the Company has agreed to continue its research into the technology and economics of further SO2 and total metals reductions, and report to the MOE and the public on the progress of this research program. The February 2002 Control Order also calls for a final report by the Company on how further SO2 and total metals reductions could be achieved to be submitted to the MOE by December 31, 2010. The February 2002 Control Order expires on December 31, 2012. In 2003, as part of the FBR project, Inco commenced construction of the weak acid treatment plant. This plant, which will be operational in 2004, will receive the scrubbed metals from the SO2 gases and will fix the arsenic compound that can be placed into the tailings area. This will result in a 10 tonne per year reduction in arsenic emissions from the stack.

      Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the Canadian federal government released an initiative, the “Climate Change Plan for Canada”, which includes specific requirements to also limit the discharge of carbon dioxide and other greenhouse gases. As of early March 2004, neither the Kyoto Protocol nor this initiative has established what the allocation of reductions among various sources of greenhouse gases would be. While the precise impact on the Company’s Canadian operations and the operations of others who provide energy or other products or services to the Company is uncertain at this time, the Company anticipates that compliance with these initiatives could have a significant adverse effect on its business, results of operations and cash flows.

Thompson

      The Company’s Thompson, Manitoba smelter operated during 2003 under a regulation issued by the Manitoba government which limits emissions of SO2 from the Company’s Manitoba ores to 23,000 tonnes per month and 220,000 tonnes per calendar year. Inco met both of these limits during 2003, with the total of such emissions at 191,000 tonnes for the year. These emissions totalled 210,000 tonnes in 2002 and 217,000 tonnes in 2001.

Port Colborne and Sudbury Soils

      The Company has been working with regulatory authorities and other interested parties to evaluate elevated levels of nickel and other metals in soils located in the vicinity of the Company’s processing facilities in Sudbury and Port Colborne, Ontario that may have been affected by the historical emission of windblown metal-containing particulates. The Company believes that the Ontario government guidelines (the “MOE Remediation Guidelines”) for the remediation of metals in soils which were issued by the MOE in 1996 do not satisfactorily account for the importance of metal speciation (the different chemical substances and forms in which metals occur), which controls the ability of metals in soils to cause potential toxic effects. In 1998, the Company submitted a generic risk assessment of nickel in surface soils to the MOE. This study, which was authored by recognized experts, concluded that potential toxicity of nickel in soils to certain sensitive plant species was the only health or ecological risk resulting from the range of nickel concentrations expected in generic soils, and that risks to other organisms, including wildlife, grazing animals and humans, were negligible. The study indicated that soil acidity, and the related nickel ion bioavailability, was the principal factor controlling toxicity. Research on sensitive plant species funded by the Company subsequent to this generic assessment confirmed that adjusting soil acidity was both a practical and an effective solution to removing the toxic effects of elevated nickel concentrations in the soil to sensitive plants.

Port Colborne

      In 1998, the Company began discussions with the City of Port Colborne and the MOE concerning certain metals found in the surface soils downwind of the Company’s Port Colborne refinery. MOE soil sampling results released in January 2000 indicated a wide area having surficial soils with levels of nickel, copper and cobalt above the generic levels established by the MOE for phytotoxicity. Based upon these results, the Company suggested that a community based risk assessment (“CBRA”) process, funded by the Company, would represent a more objective, fair and efficient way of assessing any risks from these levels than conducting numerous site-specific risk assessments. The CBRA process was accepted by the MOE and the City of Port Colborne and in April 2000 the Port Colborne city council appointed a seven-member Public Liaison Committee (the “PLC”), consisting of local citizens, to interface and work with the Company and its consultants on the CBRA process. A stakeholder technical sub-committee was also formed consisting of representatives of the MOE, the Regional Public Health Department, the City of Port Colborne, Inco and consultants. In November 2000, the scope of work for the CBRA process was agreed upon and work commenced. The CBRA process has focussed on ecological and human health assessments involving all potential pathways for exposure to specified metals for all living species and all health endpoints.

      In 2001, the CBRA evaluated soil analyses to determine if there existed any additional inorganic or organic chemicals of concern (“CoCs”) related to Inco’s historical operations. The only additional CoC found beyond nickel, copper and cobalt and potentially linked to Inco’s operations was arsenic, which was added to the three existing CoCs for all health and environmental assessments within the CBRA process. The testing carried out on soils in the vicinity of the refinery showed lead levels higher than generic levels established by the MOE, but completely within the range found in older communities throughout North America caused principally by societal use of lead-based paints and leaded gasoline until the mid-1970s and the improper disposal of lead-acid automobile batteries. Even though the Port Colborne refinery emitted some lead-containing particulates during its approximately 80 years of operation, an inventory of such emissions, together with air dispersion modeling, has shown that expected soil lead concentrations from such emissions are a tiny fraction of the lead observed in soil. A comprehensive report on lead as a CoC within the CBRA was written in 2003 and is currently being peer reviewed. This report confirms that the Company should not be held responsible for the lead found in soils in Port Colborne.

      During preliminary discussions on the CBRA in 2000 with the MOE and the PLC, some residents expressed concerns about health risks to children attending schools and playing in school yards during dust-generating activities such as plowing and cultivation in agricultural fields adjacent to the schools. In response to these concerns, the Company retained consultants to conduct air sampling campaigns during periods when no field activities were being conducted and also during periods when tractor and plowing work was being conducted in preparation for the planting of crops. Results from these studies were released in late 2000, showing very low total nickel, copper, cobalt and arsenic levels in dusts collected at the schools. These levels were far below the Ontario ambient air standards for these elements.

      The objective of the CBRA is to assess human and environmental health risks from multi-pathway exposures to CoCs in Port Colborne. If risks are found to exist at unacceptable levels, as defined by governmental authorities, then the CBRA will also recommend options for the remediation of soils to remove those risks. As a result of this effort, the CBRA will be able to derive Port Colborne-specific soil concentrations for each CoC that will not be a risk for environmental and human receptors in the community and all soil types and uses occurring in the community. Significant progress was made in 2003 with the completion of two draft reports, one on the natural environment and the second on commercial crops. Both of these reports have undergone extensive review by the consulting company hired to assist the PLC and by external independent peer reviewers. Revisions to these draft reports in response to the reviews are expected to be tabled in mid-2004. After appropriate public consultation, the final reports are expected to be sent to the MOE for its approval at the end of 2004. A third report concerning human health risks was drafted in 2003. It has not yet been peer reviewed, but submission of the report in final form is expected in 2004. While the results of the CBRA have not yet been finalized, based on the information available to date, it appears that a relatively small area of land in Port Colborne could require remediation. While it is not possible to predict the exact area of such land or the cost of any required remediation at this time, the Company believes that, to the extent that remediation is required, adding limestone to the soils to adjust soil acidity may represent a cost-effective solution.

      In late March 2001, two developments occurred in connection with the historic operations of Inco’s refinery in Port Colborne, Ontario: (i) the filing of a purported class action proceeding in an Ontario court and (ii) the release of a report by the MOE covering elevated levels of nickel and other metals found in the soils at depth (below five centimetres) on 16 out of nearly 180 properties sampled by the MOE in Port Colborne (the “March 2001 MOE Report”) and the issuance of a draft remediation order by the MOE.

      The purported class action proceeding originally filed against Inco and several other parties under Ontario class action proceedings legislation claimed Cdn.$600 million in compensatory damages and Cdn.$150 million in punitive damages covering certain residents who lived in the Port Colborne area since 1995 and allegedly suffered a decline in their property values as a result of, and health and other injuries from exposure to, metals and related emissions from the refinery. In June 2002, hearings were held in the Ontario Superior Court of Justice to consider whether this action, or any portion of it, should be certified to proceed as a class action. In July 2002 the court rejected certifying any part of the action as a class action. The plaintiff appealed this decision and the appeal, which revised the original pleadings and focused on the plaintiff’s claim for damages for property value diminution only, resulting in a significant reduction in the number of citizens that the plaintiff is purporting to represent, was heard in June 2003. In early February 2004, the Ontario Divisional Court rejected the plaintiff’s appeal. Soon after this decision was released, the plaintiff sought leave to appeal to the Ontario Court of Appeal. We expect to know whether or not the court will grant leave (that is, permission) to the plaintiff to appeal to the Court of Appeal by the end of May 2004.

      With respect to the issue of the finding of nickel, in particular nickel oxide as the primary form, at various depths in the Port Colborne soils adjacent to the Port Colborne refinery, the March 2001 MOE Report established an intervention level of 10,000 ppm or more of nickel as a potential health risk and soil samples taken by the MOE reflected nickel concentrations above this level on 16 properties. While the Company did not accept the March 2001 MOE Report’s findings and conclusions, in response to the report it proposed a voluntary remediation program for the 16 properties whereby the Company offered to remove and replace the soil on these properties to bring them below the 10,000 ppm level.

      In April 2001, the Company submitted a detailed comment letter to the MOE on the March 2001 MOE Report. Based upon such key issues as what the exposure pathways would be and the level of exposure from nickel oxide and other forms of nickel found in the soils at depth, the Company did not believe that the levels of nickel found as reported in the March 2001 MOE Report represented a health hazard. In May 2001, the MOE indicated that, given the comments it had received on the March 2001 MOE Report from the Company and others, it would effectively be withdrawing the report and draft order and would be undertaking further studies and analyses. A revised draft report was issued for public comment by the MOE in late October 2001 together with a new draft order which would have required that 25 properties, based upon the soil sampling by the MOE reflected in the March 2001 MOE Report, be remediated given a slightly lower intervention level for nickel, 8,000 ppm, established by the MOE in its revised report. The Company submitted a new comment letter to the revised report and revised draft order in late November 2001. In March 2002, the MOE released its report and order in final form. It contained a somewhat different methodology for calculating health risks for certain pathways, but retained 8,000 ppm nickel in soils at depth as the intervention level, and the MOE issued a broad order to Inco to remediate properties having soil nickel levels above that level and undertake certain other activities (the “March 2002 Order”). Inco did not believe the intervention level of 8,000 ppm nickel in soils at depth was supported by the scientific information available and believed that the March 2002 Order imposed a number of other remediation and sampling obligations that were not supported by the findings in the March 2002 report.

      The Company kept its voluntary remediation program open for the original 16 properties and extended its voluntary offer to the additional nine properties identified by the MOE as having in excess of 8,000 ppm nickel in soil (the “25 properties”). Only five property owners have chosen to participate in the Company’s voluntary remediation program to have the Company remove and replace the soil on their properties. We have been advised that the owners of the remaining 20 properties (except one property which the Company owns) are represented by the same counsel that represents the plaintiff in the class action proceeding referred to above.

      In April 2002, Inco appealed the March 2002 Order. A group of citizens also appealed the March 2002 Order, asserting that the Order was too lenient. The appeals were heard by the Ontario environmental review tribunal (the “Tribunal”), starting with preliminary sessions in November 2002. On the first day of the preliminary hearing, motions were made by both appellants regarding the scope of the hearings. Inco moved that the appeal should deal only with human health risk associated with systemic nickel intake, which was the basis of the March 2002 Order. The citizens’ group, on the other hand, indicated that the hearings should consider all environmental endpoints and also respiratory cancer. The review tribunal accepted the Company’s motion to limit the scope of the appeal to issues arising from the March 2002 Order only. Counsel for the citizens’ group appealed this decision by way of a judicial review, which was heard in March 2003. The judicial review concluded that the tribunal was correct to limit the scope of its hearings and the hearings resumed in September 2003. As a result of the Company receiving clarification from the MOE on the scope of its 2002 Order, and with the agreement of the citizens’ group to withdraw its appeal, the Company withdrew its appeal and the Order was re-instated with an expiry of December 2004. In September 2003, representatives of the Company and the MOE visited all properties that had not been remediated under the Company’s voluntary program to discuss the proposed remediation of each property. In October 2003, the Company submitted a remediation plan to the MOE and to all but one of the property owners. A remediation plan for the one remaining property is expected to be submitted to the MOE and to this property owner by the end of March 2004. Comments were received from the affected property owners and the Company responded by revising its remediation plan and filing it with the MOE in early December 2003. As of December 30, 2003 the Company was notified by the MOE that the revised plan was acceptable. Removal and replacement of soil on these properties is expected to occur when the ground becomes workable in the spring of 2004.

      In late January 2004, we received notice that the affected residents were making an application for leave to appeal the MOE’s acceptance of our revised remediation plan to the Tribunal. The Tribunal has asked the residents to provide submissions as to whether the Tribunal has jurisdiction to consider the application for leave to appeal before it will consider the leave application.

      In April 2001, in response to the draft order accompanying the March 2001 MOE Report, the Company voluntarily undertook additional sampling in residential areas adjacent to the area where the 25 properties are located. Based upon this additional sampling by the Company, no additional properties were found to require remediation.

      As part of the CBRA process, the Company agreed to carry out a special health survey of Port Colborne residents, to be conducted by a team of medical experts, to determine if adverse health effects linked to CoCs in the soils are currently being experienced by people in the community. The Company retained Ventana Clinical Research Corporation (“Ventana”) to conduct this work. During 2001, Ventana interviewed citizens in the community and medical professionals and presented a conceptual scope of work in October 2001. This scope of work was reviewed, revised and prioritized by the stakeholders during 2002. The scope of work contemplated the following four studies: (i) a population health survey to identify if there is a higher prevalence of any particular disease in residents of Port Colborne compared to residents of comparable communities (“Study A”), (ii) if determined necessary by the results of Study A, an epidemiological case control study on any diseases found in Study A to determine if the diseases are linked to exposure to CoCs (“Study B”), (iii) a study of the incidence of hospital admissions relative to a comparative community (“Study C”), and (iv) a study of the incidence of cancer rates using national and provincial databases (“Study D”). Work began on Study A in December 2002 and a draft report is expected by the spring of 2004. Study C, which compares the incidence of hospital admissions in Port Colborne with data from similar communities in Ontario, was completed in 2003. The draft report on the findings of Study C is currently undergoing Company and peer review. Study D remains in the planning stage. Once Study A and Study C have been completed, whether or not Study B is necessary will be reviewed. We cannot predict with any certainty whether Study B will be necessary. If it is undertaken, it is currently expected that it would start in 2005.

      At the beginning of the CBRA process in 2000, the Company also agreed to undertake a study on the socio-economic impacts that the CoCs in soils may have or may be causing. Efforts to draft an appropriate scope for such a study have been unsuccessful and it is not known at the present time if such a study will ultimately be conducted by the Company.

      Given the existence of various legal appeals and scientific and medical studies currently underway, it is impossible to predict the effect that these actions and studies could have on the Company’s business, results of operations and financial condition.

Sudbury

      In September 2001, the MOE released a report indicating that it had analyzed soil samples collected within the Sudbury area for various substances, including arsenic and certain other metals. This report stated that nickel, copper, cobalt and arsenic in some soil samples were in excess of the applicable MOE guidelines and that the elevated concentrations of these metals in the soils were attributable to the history of nickel-copper mining and smelting in the area by Inco and Falconbridge. The two companies agreed to jointly fund risk assessments for human and environmental health in the Sudbury region. They have also joined the MOE in extending soil sampling to areas that were undersampled.

      The Sudbury area soil data in the MOE’s report showed nickel concentrations lower than those found in Port Colborne soils, but the potential area affected in Sudbury is larger than in Port Colborne. Some of the work being conducted at Port Colborne will be applicable to Sudbury, but the risk assessment for Sudbury must be based on the specific soil types located there. During 2001, the City of Greater Sudbury, the Regional Health Department, the MOE, Inco and Falconbridge formed a technical committee (the “Sudbury Technical Committee”), with Health Canada participating on behalf of First Nations communities, to guide the risk assessment work on nickel, copper, cobalt and arsenic in soils and other related environmental media. This was followed by the formation by the Sudbury Technical Committee of a public advisory committee consisting of ten citizens and the appointment of a process observer responsible for reviewing the timeliness, effectiveness and transparency of the risk assessment process.

      In 2002, the Sudbury Technical Committee defined the scope of work for the human health and environmental health risk assessments, issued a comprehensive request for proposals to carry out the assessment, reviewed six proposals submitted and chose the winning bid based on technical, economic and public communication criteria. The risk assessments will be carried out by the Sudbury area risk assessment group (“SARA”), a consortium of firms having the collective experience necessary to conduct this multi-disciplinary project. The consortium includes a number of environmental management and analytical firms. Work was started under a preliminary contract in December 2002 and the final contract was signed by Inco and Falconbridge in 2003.

      Extensive public consultation was carried out in 2003 and will continue throughout the risk assessment process. Analysis of several thousand new soil samples was completed by SARA and two additional elements, selenium and lead, were added to the list of CoCs for the community. The scope of work for the environmental risk assessment was tabled in September 2003 and is currently undergoing review by peers. The scope of work for the human health risk assessment is in preliminary draft form. Both of these scopes of work are expected to be completed in mid-2004. Ambient air monitoring was initiated in October 2003 and preliminary garden vegetable sampling was conducted in the summer of 2003. The risk assessments are scheduled to be completed by mid-2005. Inco’s share of the cost of the work is about $2 million. It is impossible to predict what remediation may be recommended from these assessments, but it is well known that the Sudbury area has undergone successful re-greening efforts over the last several decades and has experienced a significant ecological recovery.

Decommissioning and Reclamation

      Inco is committed to decommissioning its facilities, at both existing and inactive mine sites, in an environmentally sound manner commonly referred to as “progressive decommissioning”. In Ontario, progressive decommissioning is ongoing at the Copper Cliff tailings area where exposed tailings are being covered. In 2003, the Company continued to maintain more than 1,500 hectares of vegetated cover on inactive tailings for stabilization purposes. In 2003, the Company continued its decommissioning and reclamation projects at both operating and non-operating properties in Ontario including demolition and closure work at Shebandowan, Crean Hill and Frood-Stobie mines and the Port Colborne Refinery, recontouring at Whistle Mine, tree planting and groundwater assessment. In Manitoba, the Company submitted reclamation plans for the Thompson mine and processing facilities to the Manitoba government. Reference is also made to “Future Removal and Site Restoration; Closure and Post-Closure Plans” below.

Revegetation Programs

      A significant part of the Company’s environmental programs in both Canada and Indonesia involves the revegetation of mined-out lands and areas affected by mining and processing activities to return them to a natural state.

      In 2003, Inco continued to produce seedlings at its underground nursery in Creighton Mine. The nursery is located at a depth of more than one kilometre, where temperature and humidity are constant. Automated watering and lighting systems optimize the growth of seedlings year-round. Approximately 200,000 seedlings were grown, of which 142,000 were planted in the Sudbury region, in 2003. The remainder of the seedlings were donated to the City of Sudbury and various community groups.

      At PT Inco in Indonesia, reclamation efforts continue to focus on returning to mined out areas the waste rock and soil that was removed to access the ore and planting trees in these areas. The objective of this program is to maintain the size of the mine footprint to a maximum of 650 hectares and restore mined out areas to their natural state.

PT Inco

      PT Inco’s operations are subject to environmental regulations and permits issued by the Government of Indonesia. PT Inco is in compliance with these permits except for the release of soluble nickel, manganese and occasionally chromium in its liquid effluent discharges into a small stream adjacent to its operations and the levels of emissions of particulates from its facilities. In recent years, PT Inco has implemented a number of projects which have reduced the levels of nickel, manganese and chromium in its effluent discharges and is continuing its efforts to bring these levels within the regulated limits. By dredging, PT Inco has been able to increase the retention capacity of its sediment ponds and nickel concentrations in effluent were in compliance for 2003. Since 2000, PT Inco has also had a program in place with the government for investigating the most effective way to further reduce its particulate emissions. This program includes an action plan and periodic reporting to the government. PT Inco also initiated a dust handling program in 1999 to address issues associated with various dust handling processes at PT Inco. This program includes the installation of equipment, in particular additional electrostatic precipitators (“ESPs”), and other solutions to reduce dust emissions. The principal sources of dust emissions and other particulate emissions from PT Inco’s facilities are PT Inco’s dryers, reduction kilns, converters and electric furnaces. A new ESP was constructed and commissioned on one of PT Inco’s three dryers in 2001 and operated in 2002, so that all of PT Inco’s dryers had installed ESPs. This investment has resulted in a substantial decrease in dust from this source and PT Inco is now in compliance with permitted dust emissions levels from its dryers. Modifications to the ducting to one of PT Inco’s five kilns has resulted in decreased dust emissions and this effort will be extended to the other two similar kilns. Two newer kilns are equipped with ESPs and operate at low dust emissions, below permitted levels. By the third quarter of 2003, all five kilns at PT Inco were approaching compliance with permitted dust emission levels. PT Inco has also installed an automated pneumatic dust handling system which collects and transports dusts for reprocessing and standby blowpot systems have been installed on four of PT Inco’s kilns to allow maintenance to be performed without interrupting the control and collection of dust. The fifth kiln was constructed with standby blowpot capacity, so all five kilns now have this standby capacity. An audit of the blowpot systems is being prepared and it is expected that the audit will recommend further improvements to enhance their performance and reduce fugitive emissions. PT Inco’s three converters are in compliance with permitted dust emission levels. The principal remaining sources of dust emissions are PT Inco’s four furnaces and PT Inco and an independent engineering firm are continuing to study options for cleaning the furnace off-gases with a pilot test program scheduled for late 2004 or early 2005. Workplace dust issues are also being addressed to improve workplace quality. During 2003, a number of significant improvements were realized as part of PT Inco’s overall dust handling program, including a modification of the dust collection system of the kilns to allow for increased dust capture. While PT Inco (i) has kept the relevant governmental authorities apprised of those situations where it has not been in compliance with certain emission limits as noted above, (ii) has been working with these governmental authorities in respect of such regulatory issues and (iii) has not received any indication from such governmental authorities that it would be subject to any penalties or sanctions for such exceedences, PT Inco may still be subject to regulatory actions by such governmental authorities for non-compliance with certain emission limits.

Future Removal and Site Restoration; Closure and Post-Closure Plans

      The following includes information that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and in Notes 1 and 13 to the financial statements under Item 8 of this Report.

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

      In accordance with environmental regulations adopted by the Province of Ontario in 1991, the Company developed rehabilitation and site restoration plans associated with the eventual closure of its operations in that province. The Company filed three closure plans by the end of 1997, having previously received approval from the Province of Ontario for the consolidation of its operating mines and properties in that province into 15 sites for purposes of closure plans, and the remaining 12 closure plans were filed by the end of 1998. As a result of provincial regulatory changes which became effective in 2000, the plans were refiled to meet these changes in 2001. The Company believes that cost-effective tailings disposal alternatives exist within the ongoing operating activities of its Ontario operations which would limit site restoration at closure to a care and maintenance activity, thus significantly reducing the costs of such site restoration. Under such environmental regulations, Inco is required to provide, and has provided, letters of credit for three closed properties in Ontario (Whistle mine, Shebandowan mine and Crean Hill mine) in the amount of $21 million as at December 31, 2003.

      In accordance with environmental regulations adopted by the Province of Manitoba in 1999, the Company has submitted reclamation and closure plans for all its facilities in the province. The Company submitted two reclamation plans for its mines and processing facilities in Manitoba in 2000, two plans in 2001 and the remaining two plans were submitted in 2003. These reclamation and closure plans have been accepted by the Government of Manitoba.

      Closure plans for the proposed mine and mill facilities were prepared and submitted to the environmental assessment panel in 1998 in connection with the environmental review process of the Company’s Voisey’s Bay project in the Province of Newfoundland and Labrador. A draft closure plan was submitted to the provincial authorities in September 2002 and was reviewed and accepted as part of the application for a mining lease for this project. Closure plans for the Goro mining area were prepared and submitted in January 2002 to the Government of the South Province of New Caledonia in connection with the operating permits application (installation classée application).

      The Company follows a policy of progressive rehabilitation at its Indonesian operations whereby land disturbed by mining activities is revegetated on an ongoing basis. In 2003, a closure plan was developed for PT Inco’s operations which will be finalized in 2004.

      Inco developed a draft closure plan for its Exmibal facility in Guatemala during 2003. This plan is expected to be completed by mid-2004.

      In the United Kingdom, the Company’s operations at Clydach and Acton have each submitted closure plans to the relevant governmental authorities as a part of the resubmission of their operating authorizations and as required under new legislation arising from the EU Integrated Pollution Prevention and Control directive.

      In the United States, a closure plan has been prepared for Inmetco and site characterization studies for closure plans are in the process of being prepared for Novamet.

      Substantial removal and site restoration costs are incurred on an ongoing basis with the objective of significantly reducing future removal and site restoration costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and revegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, totalled $39 million in 2003, $13 million in 2002 and $12 million in 2001 and are included in cost of sales and operating expenses. Capital expenditures on environmental projects totalled $28 million in 2003, $9 million in 2002 and $17 million in 2001. The Company currently anticipates that capital expenditures on environmental control and related projects in 2004 will be approximately $60 million.

      Although the ultimate amount to be incurred is uncertain, the total liability for future removal and site restoration costs in respect of the Company’s worldwide operations, to be incurred primarily after cessation of operations, is estimated to be approximately $141 million at December 31, 2003, based upon certain discount rates and timing with respect to when these costs would be expected to be incurred applied in accordance with the new accounting standard that the Company has adopted, compared with $119 million at December 31, 2002 and $121 million at December 31, 2001. Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants relating to asset retirement obligations. This standard significantly changed the method of accounting for future removal and site restoration costs and prior period consolidated financial statements have been restated to reflect this change. The comparative figures for 2002 and 2001 are significantly below previously reported figures due to this change in accounting method which has been applied retroactively. Under this new standard, the liability is accreted over time through periodic charges to earnings. The charge for 2003 was $9 million. In addition, the asset retirement cost is capitalized as part of the asset carrying value and depreciated over the asset’s useful life. The estimate of the total liability for future removal and site restoration costs has been developed from independent environmental studies, which include an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for future removal and site restoration costs represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provision. Future changes, if any, to the estimated total liability, as a result of amended requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Environmental laws and regulations are continually evolving in all areas in which we operate.

      Changes made in 2000 to mining regulations in the Province of Ontario require the Company to provide letters of credit or other forms of financial security to fund the Company’s future reclamation and restoration costs, which are not expected to be incurred for many years, in certain circumstances such as if the Company were to no longer meet certain minimum investment-grade credit ratings for its outstanding publicly traded debt securities and based upon applicable mine life requirements. Although the Company’s debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If the Company were not able to maintain the minimum investment-grade credit ratings, it is currently estimated that letters of credit or other forms of financial security associated with the currently estimated costs of the eventual future closure of our mines and other facilities in Ontario would have to cover a significant portion of such closure costs. Due to the closure of three mines in Ontario, in 2002 we were required under such mining regulations to provide letters of credit in the amount of $21 million to secure these near-term closure costs as discussed above. In addition, PT Inco is subject to certain Indonesian regulations which require it to provide security for the reclamation of land areas that have been mined. In the case of the Company’s Manitoba operations, in 2003 we submitted closure and reclamation plans for all our operations in that province. We expect that, based upon regulations in the Province of Manitoba, we will be required to provide some form of financial security for our future reclamation and restoration costs in that province. However, it is not currently expected that these costs and related security with respect to the Company’s Manitoba operations, beyond what has been included in the $141 million estimated total liability as at December 31, 2003 referred to above, and for PT Inco’s operations and/or such financial security to be provided for our Manitoba operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing under the Company’s credit facilities.

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

Health and Safety

      The health and safety of the Company’s employees are of the highest priority. The prevention of workplace accidents and illnesses is a major goal of the Company. Safety training and educational programs for workers have continued to be enhanced at all of the Company’s operations and, through international workshops, sponsored university research and other activities, the Company is a leader in efforts to determine how to better test and assess the impact of metal compounds on humans and ecosystems.

MITE Research Network

      The Company is one of the major contributors to the Metals in the Environment (“MITE”) research network initiative in Canada sponsored, in part, by the Mining Association of Canada. This five-year program, which will conclude in 2004, includes studies on (i) the relative importance between natural and human sources of metals placed in the environment, (ii) the processes that control the ultimate disposition of metals from whatever source, and (iii) the effects, both beneficial and harmful, that metals and metal compounds have on aquatic and terrestrial organisms. The results from this program are already affecting the course of regulatory activity relating to metals throughout the world. Data generated will assist in carrying out necessary risk assessments and in determining risk management strategies for the continued safe use of the Company’s processes and products.

      The MITE program has succeeded in bringing together research scientists and government policy makers to cooperatively decide where science is needed in policy development in Canada and to review how the current results from the MITE initiative can be applied. For example, research symposia to discuss the results of the program were held in Ottawa in February 2002 and February 2003. The MITE network has placed two post-doctoral associates, one at Environment Canada and the other at EVS Environmental Consultants Ltd. of Vancouver, to assist in bringing the program’s research results into practice in risk assessments and, where applicable, into governmental programs, policies, guidelines and regulations. A major workshop involving government, industry and academia was held in May 2003 to review the current status of research worldwide and to identify remaining knowledge gaps. This workshop resulted in a proposal being put forth for the establishment of a new network of Canadian researchers with a major focus on risk assessment of metals as they pertain to health. Application for principal funding for this proposed new network is being made through the Canadian Natural Sciences and Engineering Research Council.

Diesel Particulate Matter

      In 1995, the American Conference of Governmental Industrial Hygienists (“ACGIH”) announced its intention to establish for the first time a Threshold Limit Value (“TLV”) for diesel particulate matter (“DPM”) of 0.15 mg/m3. This proposed TLV, based primarily on rat and mice studies, constituted nearly a seven-fold reduction from the current Canadian target level of 1.0 mg/m3 DPM. If adopted by regulatory authorities in Canada, this would require substantial changes in the Company’s use of diesel equipment in its underground operations since this equipment emits DPM. The Company responded to the proposed TLV by making written and oral presentations to the ACGIH in 1996, noting that toxicological and epidemiological studies on health effects of DPM have given inconsistent and unreliable results and that it would, accordingly, be impossible to set scientifically sound occupational exposure limits for DPM. For a discussion of TLVs, see “Regulation of Nickel and Other Nonferrous Metals — Occupational Exposure Limits (OELs) in Canada” below.

      The ACGIH did not take any action to adopt the TLV in 1997 or 1998. However, in 1999 the ACGIH announced that it intended to further reduce the proposed TLV to 0.05 mg/m3 for DPM of less than one micrometre in diameter. In 2001, it lowered this proposed TLV even further, to 0.02 mg/m3, analyzed as elemental carbon. In 2003, however, the ACGIH removed the proposed TLV for DPM from its Notice of Intended Change list and placed it on the list of “Chemical Substances and Other Issues Under Study,” where it remains for the year 2004. It is not known whether the TLV as proposed in 2001 (or some modification thereof) will be placed on the Notice of Intended Change list again in the future.

      The U.S. Mine Safety and Health Administration (the “MSHA”) initiated a rulemaking activity in 1998 to establish a regulatory exposure limit for DPM in underground mines in the United States. Action of this kind by MSHA is usually considered significant as Canadian provincial governments often consider taking similar action. After a period of extensive public comment, the MSHA adopted its new exposure limit in late 2000 of 0.4 mg/m3 DPM, determined using the total carbon technique. The new MSHA rule provided an 18-month phase-in period for companies to achieve compliance, at which point the new limit would apply for a period of five years, after which it would be reduced to 0.16 mg/m3. It is not known whether, when or how Canadian provincial governments will respond with similar limits, but an ad hoc group of governmental and mining industry personnel (including personnel from the Company) was formed in late 2000 to discuss this subject.

      Recognizing the importance of regulatory Occupational Exposure Limits (“OELs”) for DPM on the Company’s operations in Ontario and Manitoba, as discussed under “Regulation of Nickel and Other Nonferrous Metals — Occupational Exposure Limits (OELs) in Canada” below, the Company helped form in 1997 an industry-labour-government research consortium, the Diesel Emissions Evaluation Program (“DEEP”), to determine sampling and analytical techniques capable of measuring low levels of DPM and to evaluate techniques capable of controlling DPM emissions in workplace air. DEEP has investigated a number of research areas, in particular biodiesel, fuels, maintenance improvements, and the effect of light duty vehicles on DPM in underground mines. In 2000, DEEP extended its original three-year term to allow completion of field tests on particulate filters, which potentially hold the most promise for cost-effective control of DPM. Several of these underground tests began at Inco’s Stobie mine in 2001 and continued throughout 2002 and 2003 as long periods of testing are required to determine the expected lifetime of the filters under real operating conditions. These tests indicate that certain filters provide exceptional service, while others fail in some diesel applications. The ultimate choice of which filter will work on which engine is a matter of closely matching the engine’s operating parameters with those of the filters. Developing this algorithm for filter selection is the main focus of DEEP as it aims to conclude its work in 2004. Adoption by the Company of ultimate DPM control strategies developed by DEEP, and the cost of such adoption, will depend on a number of factors, including the types of engines used and their duty cycles as well as the final regulatory limit the Company will be required to meet.

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

      In 1994, the Occupational Disease Panel (the “ODP”) of the Ontario Ministry of Labour (the “MOL”) concluded that there was a “probable connection” between miners’ lung cancer and all hardrock mining. In 1996, the ODP asserted that a 1996 cancer morbidity study conducted by researchers at McMaster University, using a large group of Ontario male nickel production workers from Inco and Falconbridge, confirmed such a connection for nickel miners. Consequently, the ODP recommended that primary lung cancer and the occupation of hardrock mining be categorized under a particular schedule of the Ontario Workers’ Compensation Act which would create a presumption in favour of a causal relationship for lung cancer claims unless the contrary could be proven. In 1997, the ODP issued another report dealing specifically with laryngeal cancer and workers in nickel production. This report relied heavily on the 1996 McMaster University study referred to above. The ODP recommended that laryngeal cancer and certain nickel producing occupations be treated in the same manner as lung cancer and hardrock mining. The Company retained independent medical and epidemiological specialists to analyze these assertions and, as a result, made several submissions to the Workplace Safety and Insurance Board (the “WSIB”), the regulatory body of the MOL responsible for evaluating and adjudicating workplace injuries and diseases, taking exception to the ODP recommendations, primarily on the basis that tobacco smoking is likely a confounding factor, and to the validity of the findings of both the original hardrock mining report and the McMaster University study. These submissions explained why the Company believed that the ODP report was flawed and suggested that no policies on this matter be established until more methodologically sound studies were conducted. Similar submissions have been made by Falconbridge and by the Ontario Mining Association. Because of these submissions, the WSIB has not taken any action on any of the ODP reports.

      In late 1994 the WSIB also revised and extended its policy with respect to lung cancer compensation claims by nickel smelter and refinery workers. Inco objected to the process that was used in considering the revised policy, which, in the Company’s opinion, failed to take into account applicable scientific data, and also objected to flaws in the policy itself. As a result of submissions to, and discussions with, WSIB staff, in early 1998 the WSIB proposed a revision to the 1994 policy. However, this revision failed to address the Company’s central concerns with the policy and the Company made additional written submissions to the WSIB suggesting further significant revisions. The Company has continued its efforts to have the WSIB change this policy, but no changes have been forthcoming. In mid-2001, the Company was invited to join a special stakeholder panel being formed by the WSIB. This panel, called the Occupational Disease Advisory Panel (the “ODAP”), consisted of industry and labour representatives from a broad range of industrial sectors. The ODAP’s mandate was to advise the WSIB of criteria that should be applied in developing policies, to review contentious policies that currently exist, and to recommend how the WSIB should deal with controversial studies previously conducted by the ODP. During 2003, it became apparent that the ODAP could not reach consensus on a number of important issues and that a report from the ODAP was not possible. Instead, the ODAP Chair, who had been selected and assigned this position by the WSIB, drafted a report which attempted to relate areas of agreement and disagreement of the ODAP’s members. The draft was provided to ODAP members for comment in December 2003. It is expected that the Chair’s report will be delivered to the WSIB in 2004, but the Company cannot predict what actions WSIB will take as a result of this work.

Worker Safety

      The table below shows the disabling injury frequency (“DIF”) for the Company in 2003, 2002 and 2001:

	2003	2002	2001

DIF	1.7	1.8	1.8

      The DIF is calculated by the Company by multiplying the total number of disabling injuries in a year that employees incurred as a result of work-related injuries by 200,000 hours (which is a constant used by the Mine and Aggregates Safety and Health Association (Ontario) and other similar organizations) and then dividing that product by the total number of hours worked by employees during that year. The DIF disclosed above for 2002 is different from the previously disclosed DIF for 2002 because the DIF for 2002 has been recalculated to reflect information that the Company received subsequent to the previous disclosed DIF for 2002.

      In 2001, the Company developed a safety management framework which outlines measures to be taken by all employees to ensure that every employee works as safely as possible. Since that time, each of the Company’s operations and subsidiaries has developed and implemented, or is currently developing, a facility-specific plan to implement the safety management framework.

      In 2003, Stobie mine at the Company’s Ontario operations was awarded the “Ryan Award for Safety” for its performance during the previous year. This award is presented to the mine in Ontario with the lowest lost-time injury frequency and no fatalities which has operated for at least 500,000 hours.

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

Occupational Exposure Limits (OELs) in Canada

      The ACGIH evaluates toxicological data and establishes a chemical’s TLV, an airborne concentration to which nearly all workers can be exposed for eight hours per day for five days per week for their entire working life without suffering adverse health effects. Although the ACGIH has no regulatory power, TLVs are commonly used as starting points for setting mandatory standards for exposure to certain materials by regulatory authorities throughout the world. In November 1997, the ACGIH Board of Directors approved new TLVs and carcinogen classifications for nickel and its compounds. These classifications were published as “adopted values” in 1998. The new TLVs, which are to be measured as nickel in inhalable particulate, were as follows: 1.5 mg/m3 for elemental/ metallic nickel; 0.2 mg/m3 for insoluble nickel compounds; and 0.1 mg/m3 for soluble nickel compounds and nickel subsulphide (which forms during the metallurgical processing of the Company’s nickel ores). The TLV for nickel carbonyl was unchanged at 0.05 ppm. Since 1998, insoluble nickel compounds and nickel subsulphide have been classified by ACGIH as “Confirmed Human Carcinogens”; soluble nickel compounds have been designated “Not Classifiable as a Human Carcinogen”; and elemental nickel has been classified as “Not Suspected as a Human Carcinogen”. Nickel carbonyl was not classified for carcinogenicity at all.

      The Province of Manitoba automatically adopts the ACGIH’s TLVs as mandatory OELs and it adopted the TLVs for nickel as OELs in 1998. Between 1998 and 2002, the Company’s Manitoba operations continued to use established sampling technology because routine samplers for inhalable particulate were not available. However, all samples collected during this period were converted to an inhalable basis using relevant research results. Also during this period, an analytical protocol developed by Inco for determining soluble nickel, oxidic nickel, sulfidic nickel and elemental nickel contents was used to determine the concentrations of nickel in samples for the four types of nickel substances specified in the OEL. In 2002, sampling for types of nickel in the workplace was completed using an inhalable IOM 7-hole sampling system and analyzed for nickel species using the Inco-developed analytical protocol. As the analytical protocol cannot uniquely distinguish nickel subsulfide from other nickel sulfide, additional assumptions about the presence of various sulfides must be made using knowledge about the processes being used from which dust arises. As predicted, few groups of workers were found to exceed the OELs. Action plans were implemented to mitigate such exposures in the surface processing plants. The success of these action plans was evident by a significantly reduced number of individuals having exposures exceeding the OELs in 2003.

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

      In March 2001, a tripartite committee focusing on the review of inhalable levels of nickel, made up of representatives of the MOL, the Company and several locals of the union that represents the Company’s workers, was formed by the MOL to cooperatively review and consult on several new commercial products for inhalable sampling which became available in 2001. A viable commercial sampler was found to be workable in the Company’s workplace environments in May 2001. In October 2002, the tripartite committee concluded its work with an agreement that the analytical technique that Inco adopted for speciation, in conjunction with other analytical techniques necessary to identify the species, all of which would be subject to the professional judgment of an expert in the field prior to acceptance, was a reasonable approach for characterizing OELs for metallic nickel, insoluble nickel, soluble nickel and nickel sub-sulfide in Inco workplaces. To meet these OELs, a four-year workplace environment improvement plan has been developed by the Company and reviewed with the MOL. Approximately $5 million was committed in 2002 for ventilation improvements to be made over the next few years. In 2003, approximately $1.6 million was spent on ventilation improvements which resulted in decreases in airborne exposures. For example, in 2003 the matte processing area of the Copper Cliff Smelter, total nickel levels decreased by 25 per cent to 88 per cent. It is not possible to state at this time the full extent of the ventilation improvement program or the total capital expenditures that will be necessary to comply with these OELs at the Company’s Ontario operations. The Company and the MOL have agreed in principle to a long-term cooperative approach of engineering control upgrades that will take place in a number of workplaces over several years to meet these OELs.

      In 2001, the MOL released a discussion paper concerning a proposed permanent process for up-dating OELs for all workplace substances. Four options for this process were proposed by the MOL, which invited comments on these options from stakeholders. The Company joined other members of the Ontario Mining Association in forming a task force aimed at considering the best process for maintaining OELs that are protective of workers, supported by sound science, and economically practical. The task force released its comments in February 2002. In the opinion of the task force, none of the options suggested by the MOL was acceptable and it suggested a fifth option in which an independent expert advisory group would review each candidate OEL for its scientific, as well as practical, basis. There was no response from the MOL on this proposed option in 2003. The Company cannot predict the effect that further reductions in OELs for workplace substances could have on its operations or financial condition.

Occupational Exposure Limits (OELs) in the U.S. and the U.K.

      The Company is generally in compliance with the permissible exposure limits for all forms of nickel that are currently applied by the U.S. and U.K. governments.

U.S. Environmental Regulatory Actions

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

      In December 2002, the National Toxicology Program (“NTP”) within the U.S. Department of Health and Human Services released its Tenth Report on Carcinogens (“ROC”). In these bi-annual reports, NTP lists various substances that it concludes are either “known to be human carcinogens” or “reasonably anticipated to be human carcinogens.” Previous versions of the ROC listed metallic nickel and “certain nickel compounds” as “reasonably anticipated to be human carcinogens.” Metallic nickel remained in that category in the Tenth ROC. However, “nickel compounds” as a class (with no differentiation) were listed as “known to be human carcinogens.” That broad listing runs counter to arguments that Inco and other nickel producers had made to NTP over the years, and the Company continues to believe it is not scientifically justified for various types of nickel compounds. Since nickel compounds already had been characterized as carcinogenic to humans by the International Agency for Research on Cancer, it is not clear what additional impact, if any, NTP’s listing of nickel compounds as “known to be human carcinogens” in the Tenth ROC will have on businesses that produce, use, handle, or otherwise manage nickel compounds and wastes in which they are contained. Similarly, since metallic nickel has been listed as “reasonably anticipated to be a human carcinogen” by the NTP for many years, it is not clear what effect, if any, the reaffirmation of that listing in the Tenth ROC will have. Nickel alloys, stainless steels and other alloys that contain nickel, also were evaluated for possible listing in the Tenth ROC, but after all the evidence was considered, they were not included as either “reasonably anticipated” or “known to be” human carcinogens. Following publication of the Tenth ROC, the Company in conjunction with nickel producer associations, formally requested that NTP correct certain information in the Tenth ROC regarding nickel metal and nickel compounds. That request was rejected late in 2003. An appeal of that rejection is pending.

      In December 2002, the EPA adopted sweeping amendments to its Inventory Update Rule (“IUR Amendments”) implementing provisions of the U.S. Toxic Substances Control Act. The IUR program requires manufacturers and importers of covered chemical substances to submit quadrennial reports of specified information if they produce or import more than a designated amount of a covered chemical at any one site. Prior to the adoption of the IUR Amendments, inorganic chemical substances (like nickel and its compounds) had been exempt from IUR reporting. The IUR Amendments removed that exemption so that inorganic chemicals will be subject to the IUR program in the next reporting cycle, covering calendar year 2005. While the basic reporting threshold has been increased from 10,000 pounds per site to 25,000 pounds per site, the information required to be reported has been dramatically expanded, particularly for sites that produce or import more than 300,000 pounds of a covered chemical during the reporting year. The new processing and use information required in those cases will be burdensome to collect and report; however, this expanded requirement to report processing and use information will not apply to inorganic chemicals like nickel until the 2010 reporting year. While the new IUR reporting requirements will impose additional costs and burdens on the Company and various of its U.S. customers, they are not expected to have a material adverse effect on the Company’s operations or financial condition.

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

      In 1999, a revised CEPA was enacted and has been viewed as granting increased authority to, and mandating increased attention by, federal departments in data collection, pollution prevention and other regulatory actions. As a result of the revised CEPA, Environment Canada has initiated several additional programs. One has been to review the progress being made under the original base metal smelter commitments made as part of the SOP and possibly accelerating their implementation. Another program has been to take action regarding substances known to be toxic under CEPA, including emissions of dioxins and furans, sulphur dioxide and particulate matter. The Company is part of the industry group interacting with Environment Canada on these programs. During 2003, this group examined the options for regulations that might be employed under CEPA to control substances listed as toxic. Presently, pollution prevention plans and a code of practice for base metal smelters are under active debate at a multi-stakeholder level, with a view to using this as the basis for the regulation of toxic substances under CEPA.

      Another CEPA-related program seeks to categorize and prioritize all substances on the Domestic Substances List (the “DSL”), a list of more than 20,000 substances which are permitted to be produced in or imported into Canada. New substances that are not on the list are required to undergo a pre-manufacturing appraisal in order to be added to the list. Environment Canada has elected to apply criteria for this process that the Company believes are inappropriate for inorganic substances. These criteria were originally developed for synthetic organic chemicals and involve assessments of persistence, bioaccumulation and toxicity. In 2001, an expert advisory group, including a consultant representing the Mining Association of Canada, was organized by Environment Canada for the purpose of reviewing the scientific validity of using persistent, bioaccumulative and toxic (“PBT”) criteria for inorganic substances. In late 2001, this group issued its findings and recommendation to Environment Canada. This group concluded that the persistent, bioaccumulative criteria do not properly categorize metals and other inorganic substances. However, recognizing that the use of PBT criteria is legislated, the group recommended that all inorganic substances should be considered as “persistent” for the purposes of this categorization, and that “toxicity” alone should be the criterion by which inorganic substances should be categorized. In June 2002, Health Canada made a proposal for categorizing human exposure to substances on the DSL on the basis of use and on the basis of industry codes originally attached to substances when they were placed on the list. Discussions on this proposal continued through 2003 and the Company cannot at this time identify or predict what additional operating or capital expenditures will be required by the Company to meet the ultimate regulations that may result from these and other possible CEPA-based and Environment Canada programs.

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

      In June 2003, the California Office of Environmental Health Hazard Assessment proposed a Child-Specific Reference Dose (“CSRD”) for nickel to be used in school site risk assessments. Nickel producer associations of which the Company is a member submitted comments questioning the scientific basis for the proposed CSRD and arguing that it should be at least five times higher. The California Office of Environmental Health Hazard

Assessment has not yet taken final action on the proposal, which is awaiting external peer review. However, the Company does not believe that the CSRD, even if adopted as proposed, would have a material adverse impact on its operations or financial condition.

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

Harmonization of Classification and Labeling of Chemicals

      In 1990, the International Labour Organization (the “ILO”) initiated a project to harmonize existing systems for the classification and labeling of chemicals. This goal was endorsed by the 1992 UN Conference on Environment and Development (“UNCED”) and was included as one of the six areas for action identified in Chapter 19 of Agenda 21 of UNCED on the environmentally sound management of toxic chemicals. UNCED recommended that a globally harmonized hazard classification and compatible labeling system, including material safety data sheets (“MSDSs”) and easily understandable symbols, should be available, if feasible, by the year 2000. In September 2001, a Harmonized Integrated Hazard Classification System for Chemical Substances and Mixtures was approved by the ILO’s Task Force on Harmonization of Classification and Labeling and endorsed by the OECD’s Joint Meeting of the Chemicals Committee and Working Party on Chemicals, Pesticides and Biotechnology. This document and similar documents on Physical Hazard Classification and Hazard Communication Tools were merged to form the Globally Harmonized System (“GHS”). The GHS was adopted by the UN Subcommittee of Experts on the GHS on the Classification and Labelling of Chemicals and the UN Committee of Experts on the Transport of Dangerous Goods and the GHS in December 2002. The GHS system is now ready for adoption by individual countries.

      Although adoption of the GHS continues to be considered voluntary, the goal of the Intergovernmental Forum on Chemical Safety, endorsed at the September 2002 World Summit on Sustainable Development is to have as many countries as possible implement the GHS by 2008. As well, Asia-Pacific Economic Cooperation (APEC) is recommending the GHS be adopted, on a voluntary basis, by 2006, and Australia has committed to adopting the GHS by 2006. The countries that are signatories to the North American Free Trade Agreement (Canada, the United States and Mexico) have committed to review their internal systems and consider adopting the GHS. Canada is expecting adoption by 2008. The Company does not believe that the adoption of the GHS will have a material impact on its results of operations or financial condition.

European Union Actions

      There are several key areas under discussion at the European Commission concerning nickel in respect of workplace legislation, public health and consumer product legislation, and environmental legislation. In 2003 ten new member states were invited to join the European Union (“EU”) as of May 1, 2004. There will be a re-election of members to the European Parliament in each member state in June 2004. It is not known what impact these changes to the EU membership may have on the EU legislative process, but we believe that there will be changes in the area of policy development as a result of the increase in EU membership.

      In policy terms, the single biggest development during 2003 was the adoption by the European Commission in late October 2003 of the draft legislative text of a new chemical policy (the “NCP”) for the EU that will supersede some 30 pieces of current EU legislation. The legislation, which still must be debated and approved by the European Parliament and adopted by the European Council before it can take effect, is not expected to come into force before 2006 at the earliest. The new policy, referred to as “REACH” (for registration, evaluation, and authorization of chemicals), would place more responsibility on companies to register, test and secure regulatory approval as a condition for producing or importing chemicals in the EU. The registration and evaluation requirements would be triggered by the tonnage of certain substances produced in or imported into the EU. In addition, authorizations would be required for chemicals of high concern, including those which are classified as category 1 or 2 carcinogens, mutagens, or reproductive toxicants and those classified as PBT in the environment. In effect, the REACH system would require producers/ importers of such chemicals to obtain a permit to market them based on their use patterns. It is unknown whether the European Parliament will approve the REACH program as adopted by the European Commission or if amendments will be tabled. As approved by the European Commission, REACH applies to ores, concentrates and intermediates of the mining and metals industries, while exempting comparable materials from the organic compound product chain. It also applies to massive forms of metals and their alloys, which typically are viewed as less hazardous to human health and the environment. The concerns of the metals industry are being tabled through a metals forum group made up of Eurometaux (the non-ferrous metals producers association in the EU), Eurofer (the iron and steel producers association in the EU), and Euroalliage (the alloys producers association in the EU). A socio-economic study, looking at business consequences of the proposed NCP, is under way to assess its potential impact on these sectors. Industry may incur significant costs for administration and implementation, as well as research funding if the NCP is adopted in its present form.

      EU Regulation 793/93(EEC), the so-called “existing substances” regulation, is concerned with the evaluation of the risks of and controls for existing substances. Five nickel substances are listed for review under this regulation. The Company believes that this is the single most comprehensive legislative review of nickel in respect of human health, public health, consumer health and the environment that has been undertaken by a governmental authority worldwide. This legally driven initiative started in 1996, when Denmark, allegedly concerned about the ability of nickel to cause dermal sensitization, placed elemental nickel and nickel sulphate on the third priority substances list developed by the European Commission. In 1996, the Danish Environmental Protection Agency (the “DEPA”) was appointed the principal agency for conducting risk assessments on these substances. In 2000, three additional nickel compounds, nickel carbonate, nickel chloride and nickel dinitrate, were added to the risk assessment program as part of another priority substances list developed by the European Commission.

      These nickel risk assessments have progressed slowly due, in part, to the rapidly changing methodologies for assessing environmental risks of metals in general. The nickel industry has been successful in demonstrating that further research and testing is required for a scientifically credible environmental risk assessment of nickel. A formal research program has been agreed with the European Commission for this work, the details of which will be finalized in early 2004, with an anticipated completion date of early 2005. At that stage, the technical debate on safe levels of nickel in all of the environmental compartments (soils, water and sediment) will resume.

      In the area of health risk assessment, the classification of soluble nickel compounds has been referred to the specialized experts group (the “SEG”) of the European Commission’s working group on classification, which is a subgroup of experts of the cancer, mutagenicity and reproductive toxicity classification group. The proposal has been made by the DEPA that all soluble nickel compounds are category 1 carcinogens, i.e. known human carcinogens. Currently, soluble nickel compounds are classified as category 3 carcinogens, which is a much less toxic classification. The evidence to support this classification is being reviewed in the context of the classification criteria of the EU. The nickel industry will be allowed to present scientific information on nickel to the SEG in April 2004.

      Further research and testing on mutagenicity has been mandated for nickel compounds. Mutagenicity is closely related to carcinogenic potential (genotoxic or non-genotoxic mode of action) and helps determine safe levels of nickel exposure. A research proposal has been developed by the nickel industry. This proposal is being reviewed by a technical group of experts and is expected to be agreed on by the technical meeting on risk assessment in March 2004. The research is expected to be completed in 2005.

      Soluble nickel compounds have been proposed as category 2 reproductive toxicants under the EU classification system. This proposal is expected to be confirmed at the European Commission classification group meeting in 2004. Such a classification will mean that soluble nickel compounds will be subject to authorization under the REACH program described above. Nickel metal has been proposed as a category 3 reproductive toxicant and respiratory sensitizer. The issue also will be discussed by the classification committee in 2004.

      In August 2003, the DEPA released its first draft report concerning risk characterization of the nickel compounds as part of the risk assessment process. This draft report is being reviewed by industry and member states experts and is expected to be revised in late 2004, when further discussions are planned. It is anticipated that the OELs for both metallic nickel and soluble nickel compounds may be lowered as a result of new information in this report. The data to support the proposal to lower nickel OELs are also being reviewed by the European Commission’s scientific committee on occupational exposure limits (“SCOEL”), which has been considering nickel occupational exposure limits for several years. A draft criteria document on occupational exposure limits for nickel was presented to SCOEL in 1997. That document is now being revised. The revised version is expected to be made available to SCOEL in the spring of 2004. New science based OELs for nickel may be recommended.

      At this time it is not known what impact these risk assessments and OEL reviews will have on the Company’s operations or those of its customers. Recognition is given in the draft risk characterization report to the need for pragmatism, that is, to consider economic and technical feasibility data to be provided by the nickel industry. Further studies on dermal exposure in workplaces have also been suggested as part of the draft risk characterization report. The European nickel group risk assessment team, to which Company personnel belong, is working closely with the European Commission and the DEPA on the nickel risk assessments.

      The European Commission’s Air Quality Directive is concerned with controlling certain substances in ambient air (nickel, cadmium, arsenic and polyaromatic hydrocarbons). The Directive includes proposed limit values for nickel of 20 nanograms per cubic metre. Control measures proposed for nickel producers and users disregard the fact that the nickel industry is a minor contributor to nickel in ambient air while fossil fuel combustion is the greatest source. It also ignores the fact that point source control of nickel emissions will likely go beyond what is technically feasible under the existing EU Integrated Pollution Prevention Control Directive, which applies to all industrial installations in the EU, even using the best available technology. Moreover, the limit values proposed have no techniques for standardized measurement. The metals industry position, developed by Eurometaux and others, is that the proposed Directive is impractical. Discussions continue at the European Parliament level, and it is unknown what the final outcome will be.

      The European Commission’s Water Framework Directive, which regulates water quality standards in the EU, listed nickel as one of the priority substances of concern and indicated that nickel may be subject to emission control measures that are more stringent than those currently in effect. It is not yet known what the EU nickel water quality standards will be or what will be the consequences to industries producing or using nickel in the EU.

      Several directives related to the end of life of nickel products are still being finalized and/or implemented in the EU. These include a directive on integrated product policy, end of life for vehicles, waste electrical and electronic equipment, restrictions on the use of hazardous substances in electrical and electronic equipment, and the revised batteries directive. The revised batteries directive has been debated at the European Commission, which decided against a ban on nickel-cadmium batteries in favour of putting in place more stringent recycling targets. This new version of the battery directive is likely to be debated at the European Parliament early in 2004 and, if sanctioned by the Parliament, would come into force over the next few years in all EU member states.

      The Seveso 2 Directive recently reissued by the European Commission is concerned with preventing major accidents and releases of hazardous materials at industrial installations. Industrial installations that store or produce certain tonnages of hazardous substances listed in the Seveso Directive must make a safety report to their local authorities and obtain a permit for operation. Nickel oxide (granular form) remains listed in the Directive.

      Consideration is being given to revising the European Commission’s Marketing Restrictions and Use Directive, which regulates the use of nickel in articles in direct and prolonged contact with skin, such as jewelry. An association of nickel producers of which the Company is a member is closely following this initiative as part of its product stewardship activities.

      To comply with pollution control regulations in the U.K., the Company’s refineries at Clydach, Wales and Acton, England have obtained the necessary authorizations to continue to operate. These authorizations include prescribed emission release limits and are conditional upon the Company carrying out certain environmental improvements. In order to achieve continuous improvement, the government reviews these authorizations at least every four years, at which time new environmental improvement conditions may be established. In late 2001 and early 2002, these authorizations were resubmitted to the relevant governmental authorities as required under new legislation arising from the EU Integrated Pollution Prevention and Control directive. The authorization for the Acton refinery has been received and there are no environmental improvement conditions attached to it that are expected to have an adverse effect on operations. The authorization for the Clydach refinery was received containing several environmental improvement conditions relating to reduced water and air emissions. A phased program is in place to ensure this operation fulfils these requirements within the agreed timeframes. Given that both the Acton and Clydach refineries have received ISO 14001 certification, it is not expected that any of these conditions will have an adverse effect on operations at the Clydach refinery.

WHO Drinking Water Guidelines

      The World Health Organization (the “WHO”) periodically reviews its guideline values for contaminants in drinking water. Its most recent review of nickel in drinking water began in 1995. Over the past several years nickel producers’ organizations, including NiPERA, have made submissions to the WHO concerning the most appropriate method for extrapolating animal test data to humans. The WHO recommended an extraordinarily stringent guideline value of 20 micrograms of nickel per litre of drinking water. This value was disputed by the nickel industry and, in a final action in 1997, the WHO accepted the value as “provisional”. In 2000, a new regulatory research study on the reproductive effects of ingested nickel in animals was completed. This study, which was funded by the nickel industry, provides an improved scientific basis for setting a nickel guideline level for drinking water and has been submitted to the WHO for its consideration. While WHO is not a regulatory body itself, the WHO guideline values influence governmental regulatory agencies around the world in adopting standards. It is impossible to predict what the final guideline level for nickel in drinking water will be, what effect it will have in specific jurisdictions, including Canada, or what impact it will have on the Company’s results of operations or financial condition.

Other Environmental Control Regulations

      The Company and other mining companies in Canada are aware of and concerned about the increasing desire on the part of many regulatory authorities throughout the world to limit the mining, refining and use of metals in the future. This desire is based on the belief of governments in the changing expectations of society towards various approaches to the concept of “sustainable development”, a concept that has been defined by regulatory and other bodies differently but, at a minimum, appears to focus on meeting the needs of the present without compromising the ability of future generations to meet their own needs. In response to this view, the Company believes that there is a tendency for some governments to use inadequate or incorrect information, to rely on inappropriate methodologies, and to apply the so-called “precautionary principle” in an unwarranted manner in making regulatory decisions regarding metals. An example of this approach is the predisposition by some regulators to identify metals, including nickel, as persistent, bioaccumulative, toxic (“PBT”) chemicals that should be targeted for use reduction or waste minimization.

      In 1998, the EPA published a draft list of 53 chemicals or groups of chemicals described as PBT substances that were to be the focus of a voluntary waste minimization initiative. Eleven of the 53 chemicals on the list were metals, including nickel. The inclusion of nickel on this list, if finalized, could have led to increased regulation of nickel, placing additional burdens on customers and users of nickel and possibly resulting in the substitution of other products for nickel. In submissions made to the EPA, the Company pointed out that the scoring and ranking scheme used to develop this list does not, on a scientific and technical basis, properly apply to metals, so that nickel should be removed from the list. Similarly, at an expert workshop conducted under the joint sponsorship of EPA and other organizations in January 2000, the prevailing view was that PBT criteria, which were developed to evaluate potential environmental hazards of organic chemicals, could not appropriately be applied to metals and inorganic metal compounds. These views apparently had some effect. In the summer of 2002, EPA released the final version of what is now referred to as the “Waste Minimization Priority Chemicals List.” Only three metals, cadmium, lead and mercury, are included on the list, and they were selected for reasons that do not involve a PBT determination.

      For the last two years, EPA has been engaged in developing a comprehensive cross-agency metals assessment framework that will establish guidance for EPA programs to use in assessing the hazards and risks of metals and metal compounds. Completion of the framework is expected in the second half of 2004 or the first half of 2005. In the fall of 2003, a series of “white papers” addressing various issues relating to the hazard assessment of metals was submitted to the EPA. These white papers, prepared by independent experts under contract to the EPA, emphasized the complexity of evaluating the hazard potential of metals and questioned the scientific basis for applying to metals the same PBT criteria that the EPA uses to evaluate the hazards of organic compounds. In light of this, it seems likely that the metals assessment framework as ultimately adopted by the EPA will take a different approach — one that is more suitable for evaluating the hazards of metals and inorganic metal compounds.

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

Environment, Health and Safety Audits

      The Company has, over the past number of years, conducted environment, health and safety (“EH&S”) audits at its wholly-owned operating facilities as well as at operations in which it has at least a 50 per cent equity interest and certain affiliates in which it has less than a 50 per cent equity interest. The EH&S audit program is reviewed annually by an external consultant in order to provide the Company with an independent review of the program, evaluate the extent to which the program is meeting Inco’s goals and objectives, and determine whether the program is in accordance with standard industry audit practices. The Company has broadened the focus of its EH&S audits from compliance audits, aimed at identifying specific problems, to management system audits that seek not only to identify problems but also to examine the root cause of these problems and correct deficiencies in the system. The program comprises 17 key areas (six environmental, two health, eight safety and one administrative). Audit results are reported to the facility management, which develops an action plan to correct any deficiencies. The Environment, Health and Safety Committee of Inco’s Board of Directors oversees the program, reviewing audit findings and action plans. EH&S audits were conducted at 9 facilities worldwide in 2003.

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

      In order to conform to the ISO 14001 Standard, in 2001, the Company broadened its environmental, health and safety policy to include policies related to social responsibility and sustainable development and to include pollution prevention as key elements of its policy. Work also began on the identification and ranking of environmental aspects and effects relating to the Company’s operations and the development of action plans to deal with any significant environmental effects. This work continued in 2003.

      In 2001, the Company established an internal working group to undertake an analysis of current health practices and activities in the Company’s operations in Canada and the United Kingdom with a view to creating a single overarching health management system (“HMS”). The HMS would provide a mechanism for workplace health management to assist in meeting applicable legal and other health requirements. In mid-2002, the Company elected to develop an integrated Health, Safety and Environmental Management System consistent with the Occupational Health and Safety Management System (OHSMS) 18001 in the U.K., the ISO 9001 quality standard, the environmental management system standard ISO 14001, and the Mining Association of Canada’s EMF.

Employees

      At year-end 2003, the Company had 10,478 employees, compared with 10,534 employees at year-end 2002 and 10,258 employees at year-end 2001. At year-end 2003, 6,589 of the Company’s employees were located in Canada, 167 in the United States, 392 in the United Kingdom, 2,977 in Indonesia and 353 in other countries. Most full-time employees participate in the Company’s performance through profit-sharing or other bonus arrangements.

      In late August 2003, the Company and its unionized hourly production and maintenance workers at its Ontario operations reached agreement on a new collective agreement. This agreement followed a three-month strike that began on June 1, 2003. The new agreement, which remains in effect until May 31, 2006, included increases in wages and pensions, an agreement with the union to reduce the cost of delivering health care benefits while preserving benefit levels, and certain efficiency improvements and cost savings on health care benefits. The Company’s three-year collective agreement with its unionized office, clerical and technical employees at its Ontario operations remains in effect until March 31, 2004. At this time, the Company cannot predict whether a new agreement with the employees can be reached by March 31, 2004. The Company does not currently expect that, if these employees were to go on strike, there would be any significant disruption to production at the Ontario operations or any other adverse effect on this unit’s results of operations. At the Manitoba operations, the Company’s three-year collective agreement with its unionized production and maintenance workers remains in effect until September 2005. In Indonesia, PT Inco entered into a new two-year contract with its unionized employees in January 2003 which expires in December 2004. In New Caledonia, the Company has two unions representing some of its employees. Through an employer’s association of which VBNC is the controlling member, the Company negotiated a collective agreement in September 2002 covering the construction of the initial phase of the Voisey’s Bay project.

Miscellaneous Investments

      In connection with the disposition of the battery and related products businesses conducted by Inco ElectroEnergy Corporation (“IEEC”), which was completed in 1983, the Company assumed responsibilities for certain expenditures and other costs associated with certain proceedings or administrative actions initiated by or involving the EPA or state environmental agencies concerning certain facilities operated by these businesses. It also assumed responsibility for compliance by these facilities with applicable local environmental regulations covering the treatment or discharge of certain wastewaters, compounds or effluents into publicly-owned treatment works, sewage systems, groundwater resources and watercourses and the related cleanup of deposits of certain minerals and compounds from such watercourses. The Company’s total accounting reserve relating to these remaining responsibilities, which reflects their estimated cost, increased to $30 million at year-end 2003 due primarily to the cost estimates developed during 2003 associated with remediation plans for two former industrial sites in the United States where the Company had moved forward with the review by applicable state regulatory agencies of these remediation plans it had developed for these sites, compared with $7 million at year-end 2002 and $8 million at year-end 2001.

Other Information

      In addition to properties discussed under “Description of Business” above, certain of Inco’s sales offices are leased and the Company also leases office space in Toronto, Ontario; London, England; Saddle Brook, New Jersey; and in certain other locations around the world.

      Operations in certain foreign countries involve certain risks, including risks of monetary instability, changes in exchange rates, inconvertibility of currencies and expropriation and nationalization. For example, Indonesia experienced a significant devaluation of its currency and other economic issues in recent years and the uncertain political situation in Indonesia, primarily the result of the economic, social and political issues facing that country, could adversely affect PT Inco’s ability to operate and, accordingly, the Company’s results of operations, financial condition and prospects. For further information on the political situation in Indonesia, see “PT International Nickel Indonesia Tbk — General” above.

      For financial information by geographic location, see Note 19 to the financial statements under Item 8 of this Report.

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

      The plan was initially approved by the Company’s Board of Directors in September 1998 and became effective in October 1998. It was amended in certain respects by the Company’s Board of Directors in February 1999 to ensure that it was consistent with rights plans which had been recently adopted by other Canadian companies. The amended plan was approved by the shareholders at the Company’s 1999 Annual and Special Meeting of Shareholders in April 1999. In February 2002, Inco’s Board of Directors approved certain minor amendments to the plan to ensure that its terms remained consistent with other rights plans in Canada and unanimously recommended that the plan, as proposed to be amended, be reconfirmed, as amended and restated, by the shareholders. Such reconfirmation by the shareholders was obtained at the Company’s Annual and Special Meeting of Shareholders in April 2002. The plan remains in effect until October 2008 subject to reconfirmation by holders of the Company’s voting securities at the Company’s annual meeting in 2005.

      The rights issued under the plan are attached to and trade with the Company’s Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of the Company’s LYON Notes and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.

      The rights will separate from the Common Shares and be transferable, trade separately from the Common Shares and become exercisable at the time (the “Separation Time”) when a person acquires, or announces its intention to acquire, beneficial ownership of 20 per cent or more of (i) the Company’s then outstanding Voting Securities (defined at this time to be the Company’s Common Shares) or (ii) its then outstanding Common Shares alone, in either case without complying with the “permitted bid” provisions of the plan (as summarized below), or without the approval of the Company’s Board of Directors. Should such an acquisition occur, each right would entitle its holders, other than the acquiring person or persons related to or acting jointly or in concert with such person, to purchase additional Common Shares of the Company at a 50 per cent discount to the then current market price. The acquisition by any person (an “Acquiring Person”) of 20 per cent or more of the Company’s Common Shares or Voting Securities, other than by way of a permitted bid, is referred to as a “Flip-in-Event”. Any rights held by an Acquiring Person will become void upon the occurrence of a Flip-in-Event.

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

      Under the plan, the Company can (i) waive its application to enable a particular takeover bid to proceed, in which case the plan will be deemed to have been waived with respect to any other takeover bid made prior to the expiry of any bid subject to such waiver or (ii) with the prior approval of the holders of Voting Securities or rights, redeem the rights for nominal consideration at any time prior to a Flip-in-Event.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of Inco Limited

      The names, offices held and ages as of February 20, 2004 of the executive officers of Inco Limited are shown below.

			Officer
Name	Office	Age	Since

Scott M. Hand	Chairman and Chief Executive Officer	61	1984
Peter C. Jones	President and Chief Operating Officer	56	1997
Stuart F. Feiner	Executive Vice-President, General Counsel and Secretary	55	1992
Peter J. Goudie	Executive Vice-President, Marketing	55	1997
Farokh S. Hakimi	Executive Vice-President and Chief Financial Officer	55	2002
Logan W. Kruger	Executive Vice-President, Technical Services	53	2003
Ronald C. Aelick	Executive Vice-President and President, Canadian and U.K. Operations	55	1995
Wm. Gordon Bacon	Vice-President, Technology and Engineering	59	1997
Subhash Bhandari	Vice President and Chief Information Officer	59	2001
Bruce R. Conard	Vice-President, Environmental and Health Sciences	61	1995
Mark J. Daniel	Vice-President, Human Resources	57	2000
Philippus F. du Toit	Managing Director, Voisey’s Bay Nickel Company Limited	51	2003
Donald T. Hurley	Vice-President and Treasurer	56	1998
John B. Jones	Vice-President, Business Development — Asia	61	1999
Gary G. Kaiway	Vice President, Taxation	55	2001
William B. Kipkie	Vice-President, Inco Special Products	58	2003
Ronald A. Lehtovaara	Vice-President and Comptroller	53	1996
William A. Napier	Vice-President, Environment and Health	49	2000
S. Nicholas Sheard	Vice-President, Exploration	54	2003
Alan C. Stubbs	Vice-President, Public and Government Affairs	59	1999

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

      Except for the officers mentioned below, each executive officer named above has been an officer or executive or key managerial employee of Inco Limited or one of its subsidiaries during the past five years. From October 1997 until November 1999, Mr. Hakimi was Vice-President and Treasurer of Cyprus Amax Mineral Company, a leading producer of copper and the world’s largest producer of molybdenum, based in Englewood, Colorado, and from January 2000 until July 2001 he was Vice-President and Chief Financial Officer of Rio Algom Limited, a global mining and metals company based in Toronto, Ontario. From September 1998 until June 2002, Mr. Kruger was President and Chief Executive Officer, Hudson Bay Mining and Smelting Co. Limited, a mining company based in Winnipeg, Manitoba, and from June 2002 until September 2003, he was Executive Vice President and Head of Copper, Anglo American plc, a global mining and metals company based in London, England. From May 1997 until January 2000, Mr. du Toit was Operations Director, Voest Alpine Industries Inc., an engineering company based in Poole, England, and from February 2000 until April 2003 he held senior management positions, most recently President, with Diavik Diamond Mines Inc., a diamond mining company based in Yellowknife, Northwest Territories. During the five-year period prior to joining the Company, Mr. Bhandari held senior management positions, most recently General Manager, Purchasing and Information Systems, with Toyota Motor Manufacturing Canada Ltd., an automobile manufacturing company based in Cambridge, Ontario; Mr. Kaiway held senior management positions, most recently Vice-President, Taxation, with Placer Dome Inc., a gold mining company based in Vancouver, British Columbia; Mr. Sheard held senior management positions, most recently Global Exploration Manager, with MIM Holdings Pty Ltd., a base metals, gold and coal mining company based in Brisbane, Australia; and Mr. Stubbs was Vice-President, Public Affairs, MacMillan Bloedel Limited, a forest products company based in Vancouver, British Columbia. None of these companies is affiliated with Inco Limited.

      The dates shown in the table extend from the first date of election as an executive officer of the Company. There are no family relationships among the directors and executive officers of Inco, and no arrangements or understandings between any executive officer and any other person pursuant to which he was elected as an executive officer.

PART II

Item 5.	Markets for Inco Limited’s Common Shares, Related Shareholder Matters and Inco Limited’s Issuances or Purchases of Equity Securities

Common Shares

     Market Information

      There are two principal markets on which the Company’s Common Shares are traded, the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).

      The high and low closing sale prices for the Company’s Common Shares as reported on the NYSE and the TSX for each quarter during the past two years are as follows:

	New York Stock Exchange (U.S. $)

	2003				2002

	1st Q	2nd Q	3rd Q	4th Q	1st Q	2nd Q	3rd Q	4th Q

High	23.12	21.17	28.51	40.90	19.82	23.66	22.45	21.99
Low	18.00	18.30	20.98	28.30	16.52	18.98	15.30	15.51

	The Toronto Stock Exchange (Cdn. $)

	2003				2002

	1st Q	2nd Q	3rd Q	4th Q	1st Q	2nd Q	3rd Q	4th Q

High	35.40	28.67	38.46	53.63	31.40	36.25	33.91	34.25
Low	26.35	25.15	27.99	37.98	26.35	30.16	24.30	24.80

      On March 12, 2004, the closing sale prices for the Company’s Common Shares were $34.90 on the NYSE and Cdn.$46.68 on the TSX.

      During the fourth quarter of 2003, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

     Holders of Common Shares

      The total number of holders of record of the Company’s Common Shares as of February 20, 2004 was 18,009.

     Dividends

      Subject to the preferential rights of any prior ranking shares (of which none were issued and outstanding as of the date of this report), the holders of Common Shares are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividend or other distribution on the Common Shares shall be paid, and no Common Share shall be acquired for value, unless dividends on all outstanding Preferred Shares have been paid for all past quarterly periods.

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

      For a description of the Company’s outstanding debentures and notes which are convertible into Common Shares, see Notes 11 and 14 to the financial statements under Item 8 of this Report.

      The Common Shares have general voting rights. At shareholders’ meetings, each holder of these securities is entitled to one vote for each share held and there are no cumulative voting provisions. See Note 17 to the financial statements under Item 8 this Report.

Class VBN Shares

      At a special meeting of shareholders held on November 28, 2000, the Company received the requisite shareholder approval to amend the terms of the Class VBN Shares that had been created in August 1996 in connection with the Company’s acquisition of Diamond Fields to provide for their redemption. The amendments allowed the Company to redeem each of its Class VBN Shares for Cdn.$7.50 (or the equivalent in U.S. dollars) in cash and a fraction, 0.45, of a Warrant. For a description of the Warrants, see “Common Share Purchase Warrants” above. All of the Class VBN Shares were redeemed by the Company, effective December 14, 2000, for a total redemption price of $133 million plus approximately 11.6 million Warrants which were reserved for issuance. As of December 31, 2003, 2002 and 2001, approximately 11 million Warrants had been issued in connection with this redemption. Approximately 550,000 Warrants still have not been issued given the limited number of holders of Class VBN Shares who did not accept the redemption consideration and elected under applicable legislation prior to the effective date of the redemption to have a court in the Province of Ontario determine the fair value of their Class VBN Shares. Through March 12, 2004, this court proceeding was still in discovery and related preliminary stages.

Preferred Shares

Certain Provisions of the Preferred Shares as a Class

Issuable in Series

      The Company’s authorized share capital includes 45 million Preferred Shares issuable in series, each series consisting of such number of shares and having such provisions attached thereto as may be determined by the Board of Directors of the Company, subject to a maximum aggregate issue price of Cdn.$1,500 million (or the equivalent in other currencies). As of the date of this Report, no Preferred Shares were issued or outstanding.

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

      The Board of Directors of the Company may, at the time of creation of any series of Preferred Shares, confer voting rights on such series in addition to the voting rights of the holders of the Preferred Shares as a class. It is the Board of Director’s intention that, with respect to the creation of any future series of Preferred Shares, to the extent that such Preferred Shares would have general voting rights then such shares would not have more than one vote in respect of each Preferred Share. The voting rights attached to the Series E Preferred Shares as a series are summarized below under “Certain Provisions of the Series E Preferred Shares as a Series — Series Voting Rights”.

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

Series E Preferred Shares

      The Series E Preferred Shares issued in August 1996 in connection with the acquisition of Diamond Fields were redeemed by the Company on May 1, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

      The number of shares of the Company that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans at December 31, 2003, the weighted average exercise price of such options, warrants and rights, and the number of shares remaining available for future issuance under such plans are shown in the following table:

(C)
	(A)	(B)	Number of
	Number of	Weighted	remaining securities
	securities to be	average	available for future
	issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights(1)	rights	in column (A))(2)

Equity compensation plans approved by security holders	4,572,605	$23.43	3,785,000 (3)
Equity compensation plans not approved by security holders	—	—	—

Total	4,572,605	$23.43	3,785,000 (3)

(1)	Includes shares authorized for issuance upon the exercise of options outstanding as of December 31, 2003 under (i) the Company’s 1993 Key Employee Incentive Plan and 1997 Key Employees Incentive Plan, each of which has been superseded and under which no further options may be granted; (ii) the Company’s 2001 Key Employees Incentive Plan; and (iii) the Company’s 2002 Non-Employee Director Share Option Plan which has been suspended by the Company’s Board of Directors as of February 3, 2004 (the “2002 NEDSOP”).
(2)	Includes shares authorized for issuance as of December 31, 2003 pursuant to the exercise of options which may be granted under the Company’s 2001 Key Employees Incentive Plan and the 2002 NEDSOP.
(3)	Includes 200,000 Common Shares available for future issuance under the 2002 NEDSOP. See Note 1 above.

Other Information

      There are no charter or contractual provisions expressly limiting either the amount of cash dividends which the Company may declare and pay on its Common Shares or the right of non-residents of Canada, as such, to hold or vote any of the Common Shares of the Company. There are, however, certain requirements on the acquisition of control of Inco’s securities by non-residents of Canada. The Investment Canada Act (the “Act”) requires notification to and, in certain cases, advance review and approval by, the Government of Canada, of the acquisition by a “non-Canadian” of “control” of a “Canadian business”, all as defined in the Act. Generally speaking, in order for an acquisition to be subject to advance review and approval, the asset value of the Canadian business being acquired must meet or exceed certain monetary thresholds. See also the discussion of the Shareholder Rights Plan under “Shareholder Rights Plan” above and in Note 17 to the financial statements under Item 8 of this Report.

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

      Canadian federal tax legislation, in conjunction with applicable tax treaties, generally requires that we withhold 15 per cent from dividends paid by the Company to its shareholders resident in the United States, the United Kingdom and most western European countries. Similarly, depending upon applicable tax treaties, dividends paid to other non-residents of Canada are subject to a withholding tax at a maximum rate of 25 per cent. The amount of a stock dividend (for tax purposes) would generally be equal to the amount by which the stated capital of the Company has increased by reason of the payment of such dividend. Under regulations presently in effect in the United States, the Company is generally subject to the U.S. backup withholding rules which would require withholding at a rate of 28 per cent on dividends and interest paid to certain U.S. persons who have not provided the Company with a taxpayer identification number. Recent legislation enacted in the U.S. has reduced the tax rate to 15 per cent on dividends paid to U.S. individual shareholders of non-U.S. corporations such as the Company that meet certain requirements.

      Through subsidiaries and affiliates, the Company’s operations are conducted in numerous countries and some $2,600 million of the Company’s consolidated total assets are located outside Canada and the United States. Accordingly, operations are subject to various governmental policies or regulations and changes therein and the risks associated with doing business in many overseas locations.

      At year-end 2003, 62 per cent of the holders of our common shares had addresses in Canada, 28 per cent had addresses in the United States and 10 per cent elsewhere. With respect to our Common Shares, as of year-end 2003 Canadian residents of record held 46 per cent of our issued and outstanding Common Shares, United States residents of record held 53 per cent and residents of record of other countries held one per cent.

Item 6.	Selected Financial Data

      The following table provides selected financial data as reported in the Company’s Consolidated Financial Statements on the basis of Canadian generally accepted accounting principles (“GAAP”):

	Year Ended December 31,

	2003	2002(3)	2001(3)	2000(3)	1999(1)(3)

		(Restated)	(Restated)	(Restated)	(Restated)

	($ in millions, except per share amounts)
Net sales	$2,474	2,161	2,066	2,917	2,113
Cost of sales and operating expenses	$1,735	1,378	1,416	1,776	1,604
Depreciation and depletion	$265	255	263	265	248
Selling, general and administrative	$169	136	111	105	99
Asset impairment charges	$—	2,415	—	—	—
Interest expense	$44	50	56	83	73
Income and mining taxes	$(49)	(639)	(85)	225	25
Earnings (loss) from continuing operations	$137	(1,482)	304	399	16
Earnings (loss) from discontinued operations	$—	—	—	—	(5)
Net earnings (loss)	$137	(1,482)	304	399	11
Preferred dividends	$(6)	(26)	(26)	(26)	(26)
Accretion of convertible debt	$(7)	(4)	(3)	—	—
Premium on redemption of Preferred Shares	$(15)	—	—	—	—
Net earnings (loss) applicable to common shares	$109	(1,512)	275	373	(15)
Net earnings (loss) per common share — basic (2)	$0.59	(8.27)	1.51	2.06	(0.08)
Common shares outstanding (weighted average, in millions)	185	183	182	182	176
Total assets	$9,006	8,577	9,630	9,726	9,618
Long-term debt	$1,409	1,546	759	952	1,154
Convertible debt	$606	238	231	—	—
Preferred shares	$—	472	472	472	471
Class VBN shares	$—	—	—	—	753

(1)	Certain information for the year 1999 has been restated to reflect the retroactive application of the asset and liability method to calculate deferred income and mining taxes (see Note 2 to the Company’s 2001 financial statements).
(2)	Net earnings (loss) per common share is calculated by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period.
(3)	Reference is made to Note 2(c) to the financial statements under Item 8 of this Report.

     There are a number of differences between Canadian and United States GAAP. The differences, insofar as they affect the Company’s Consolidated Financial Statements, relate to accounting for post-retirement benefits, depreciation and depletion, intangible assets, research and development, exploration, asset impairment, our convertible debt, derivative instruments, investments, income and mining taxes and reporting of comprehensive income. A full discussion of these differences is presented in the Notes to the financial statements under Item 8 of this Report and, in particular, Note 23 to such financial statements.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	Year Ended December 31,

	2003	2002	2001	2000	1999(1)

		(Restated)(2)	(Restated)(2)

	($ in millions, except per share amounts)
Earnings (loss) from continuing operations — Canadian GAAP	$137	$(1,482)	$304	$400	$17
Increased post-retirement benefits expense	(37)	(23)	(22)	(22)	—
Decreased depreciation and depletion expense	38	13	—	—	—
Increased intangible assets amortization expense	(2)	(2)	—	—	—
Increased research and development expense	(5)	(6)	(8)	—	—
Increased exploration expense	(4)	(3)	(7)	—	—
Increased asset impairment charges	—	(708)	—	—	—
Increased interest expense	(25)	(9)	(11)	—	—
Unrealized net gain (loss) on derivative instruments	(1)	5	(4)	—	—
Increased income and mining tax expense	(15)	—	—	—	—
Decreased (increased) minority interest	(9)	(3)	2	—	—
Change in accounting policy	—	1	1	—	—
Taxes on United States GAAP differences	18	141	17	9	—

Earnings (loss) from continuing operations — United States GAAP	95	(2,076)	272	387	17
Discontinued operations	—	—	—	—	(5)

Net earnings (loss) — United States GAAP before cumulative effect of a change in accounting principle	95	(2,076)	272	387	12
Cumulative effect of a change in accounting principle	(17)	(2)	—	—	—

Net earnings (loss) — United States GAAP	$78	$(2,078)	$272	$387	$12

Net earnings (loss) per share — Basic
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$0.40	$(11.50)	$1.35	$1.99	$(0.05)
Cumulative effect of a change in accounting principle	(0.09)	(0.01)	—	—	—

Net earnings (loss) per share — Basic	$0.31	$(11.51)	$1.35	$1.99	$(0.05)

Net earnings (loss) per share — Diluted
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$0.39	$(11.50)	$1.33	$1.99	$(0.05)
Cumulative effect of a change in accounting principle	(0.09)	(0.01)	—	—	—

Net earnings (loss) per share — Diluted	$0.30	$(11.51)	$1.33	$1.99	$(0.05)

(1)	Certain information for the year 1999 has been restated to reflect the retroactive application of the asset and liability method to calculate deferred income and mining taxes.
(2)	Reference is made to Note 2 to the financial statements under Item 8 of this Report.

     The selected financial data item “Preferred shares” would be reported in the same amounts under Canadian and United States GAAP. Under United States GAAP, convertible debt would be classified as debt and the selected financial data item “Long-term debt” would be increased by $626 million at December 31, 2003. Under United States GAAP, “Total assets” would be reported as $8,144 million at December 31, 2003 at December 31, 2002 (2002 — $7,691 million; 2001 — $9,417 million; 2000 — $9,640 million; 1999 — $9,533 million).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2003 consolidated financial statements and notes, which are expressed in U.S. dollars and prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), which generally conform with those principles established in the United States, except as explained in note 23 to our 2003 consolidated financial statements. This MD&A contains certain forward-looking statements based on our current expectations. These forward-looking statements entail various risks and uncertainties, as discussed below, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Statement Regarding Forward-Looking Statements” above. This MD&A includes the following sections in addition to this “Overview”:

•	Results of Operations

•	Cash Flows, Liquidity and Capital Resources

•	Risks and Uncertainties

•	Sensitivities

•	Critical Accounting Policies and Estimates

•	Accounting Changes

•	Outlook

•	Non-GAAP Financial Measure

Nature of our Business

      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel, which we define to be nickel produced from nickel-containing ores. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We have additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through contractual arrangements with Inco TNC Limited, in which we have an equity interest of 67 per cent, in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent, and in South Korea, through Korea Nickel Company, in which we have an equity interest of 25 per cent. We also have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts for plating and other applications at a plant near Shanghai in the People’s Republic of China (“China”). We are currently in the process of expanding our commercial relationships in China through the participation in a venture that plans to produce nickel foam products for the Asian battery market beginning in 2004. We have been evaluating other commercial relationships in China and in early March 2004 we started up a shearing and packaging operation for certain nickel products to service the specific needs of this market.

      Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing or plan to develop two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the

Province of Newfoundland and Labrador and our approximately 85 per cent-owned Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”). A number of risks and uncertainties are associated with the current development or planned development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of Goro, those risks related to the possible future transition to independence of New Caledonia. Reference is made to “Risks and Uncertainties — Other Risks and Uncertainties” and “Outlook” below in this MD&A. As noted below under “Results of Operations — 2002 Compared with 2001 — Goro Project Suspension Costs”, in early December 2002 we initiated a comprehensive review of the Goro project and that review, being conducted in two phases, continued in 2003. The initial phase of this review was completed in July 2003 and the second phase is currently expected to be completed in the summer of 2004.

      In recent years, sales of our primary metal products were concentrated in the United States, Europe, Japan, elsewhere in Asia, and Canada, with about 66 per cent of our 2003 revenues from nickel derived from sales of our nickel products in Asia.

Key Factors Affecting our Business

      The price of nickel has represented, and is currently expected to continue to represent, the principal determinant of our profitability and cash flows from operations. Accordingly, our financial performance has been, and is expected to continue to be, closely linked to the price of nickel and, to a lesser extent, the price of copper and other primary metals produced by us. Historically, the demand for nickel has been closely correlated to industrial production in the major industrialized regions, in particular North America and Europe and more recently Asia, and we expect this positive correlation to continue. During 2003 we experienced, and currently expect to continue to experience at least in 2004 and 2005, very favourable realized prices for the nickel products we produce based upon the relationship between global nickel supply and demand given that global nickel supply is not expected to keep pace with global nickel demand. Accordingly, we expect that the global nickel market will experience shortages in nickel supply relative to demand which we believe will, in turn, affect nickel prices in at least 2004 and 2005. In 2003, our average realized price for the nickel products we sold was $9,860 per tonne ($4.47 per pound), compared with $7,143 per tonne ($3.24 per pound) for 2002. The London Metal Exchange (“LME”) cash price for nickel, the price that is generally viewed as the benchmark price for nickel, averaged $9,633 per tonne ($4.37 per pound) in 2003 compared with $6,775 per tonne ($3.07 per pound) in 2002.

      Since we sell our nickel products in all major geographical markets, the realized prices for our primary nickel and other metal products are influenced by both global and regional supply-demand factors and by the availability and prices of secondary or metal-containing scrap material, including nickel-containing scrap generated by the stainless steel industry and other substitute or competing commodity products for the primary nickel and other metal products we produce. We believe that the growth in nickel demand in Asia, and in particular China, has been the most important factor in the rise in our realized nickel prices and the LME cash nickel price in 2003. We currently expect this growth to continue to affect nickel demand and nickel prices for the next couple of years. If demand for nickel in Asia, and in particular China, were to decline significantly, such an event would be expected to significantly affect nickel prices and our results of operations, financial condition, profitability and cash flows. To the extent that, given the positive correlation that has existed historically between demand for nickel and industrial production, other industrialized regions of the world were to experience slower economic growth or an actual decline in economic growth, such a development would also be expected to affect nickel prices and our results of operations, financial condition, profitability and cash flows. We have experienced periods of low nickel prices due to over-supply conditions and/or declines in nickel demand and, given the historically cyclical nature of nickel supply and demand, we expect that similar periods could reoccur in the future which could result in our experiencing unfavourable results of operations, including net losses and negative cash flows.

      While global demand for nickel is the most important determinant of our profitability and cash flows, our financial results are also very much affected by increases in the costs we incur to produce nickel and our other metals. In 2002 and 2003, we experienced increases in our costs due to a number of factors, including rising energy and pension expenses, and in the case of 2003, the relative strengthening of the Canadian dollar to the

U.S. dollar and the effect this has had on our operating costs incurred in Canadian dollars. While we have continued to implement programs designed to manage our costs, our ability to successfully do so will influence our profitability and cash flows.

      As discussed above, we have been moving forward with our two key development projects. In 2003, we spent approximately $138 million on the initial phase of our Voisey’s Bay project, which phase consists of an open pit mine, concentrator and related facilities and certain research and development and other programs, and currently expect to spend approximately $430 million on this initial phase in 2004. We expect to make a decision by the summer of 2004 on whether, and how, we will proceed with our Goro project. Assuming that we do reach a decision to proceed with this project in the summer of 2004, after the second phase of the comprehensive review of our Goro project is completed, we could be spending approximately $220 million in 2004 on this project. These development projects are very important to our future given that the Voisey’s Bay project represents a key source of intermediate product for our Manitoba and Ontario operations for the 2006-2011 period and these projects will be needed if we are to remain a leading nickel producer in an expected growing nickel market. If there are significant delays in when these projects are completed and are producing on a commercial and consistent scale, and/or their capital costs were to be significantly higher than estimated, these events could have a significant adverse effect on our profitability and cash flows.

      We currently plan to rely, at least in part, on and accordingly, need to generate, very substantial cash flows to meet our sustaining capital expenditure requirements and the planned capital expenditures for our development projects. Our planned capital expenditures are expected to total $1,040 million in 2004. If we do not realize satisfactory prices for the nickel and other metals that we produce, we would need to raise very significant additional capital through the capital markets and/or incur significant borrowings to meet our capital requirements. These financing requirements could adversely affect our credit ratings and our ability to access the capital markets in the future to meet any external financing requirements we might have.

      Until we are able to produce intermediate products from our Voisey’s Bay project for further processing at our Canadian operations, our Canadian operations, in particular, our Manitoba operations, will remain increasingly dependant, in order to continue to produce nickel products at, or close to, their capacity, on purchases of intermediate products principally from two Australian companies. If these suppliers experienced problems in producing or shipping to Canada their intermediate products, these events would have an adverse effect on our ability to produce and sell the nickel products we plan to produce at least in 2004 and 2005 and would adversely affect our results of operations, financial condition, profitability and cash flows. Extended strikes, such as the one we experienced at our Ontario operations in 2003, other labour disruptions and unforeseen events could also adversely affect our production plans and costs and these developments could also adversely affect our results of operations, financial condition, profitability and cash flows.

      Given the nature of our business, compliance with environmental regulations is very important to our operations. To the extent that there are changes in environmental regulations beyond those currently in effect which are applicable to our operations and these changes require further reductions in emissions beyond what our operations are currently required to meet, such developments could require a reduction in our production levels and/or significant additional capital expenditures to meet such requirements. These developments could be expected to also adversely affect our ability to finance any such required capital expenditures and our other capital requirements as well as our results of operations, financial condition, profitability and cash flows.

      The following table shows our average realized price for nickel, the average LME cash nickel price and our net earnings (loss) for each of the past ten years to illustrate the correlation between nickel prices and our financial results:

	Inco	Average
	Average Realized	LME Cash	Net Earnings
Year	Price for Nickel(1)	Nickel Price	(Loss)(6)

	($ per tonne)	($ per tonne)	($ in millions)
1994	6,614	6,342	7
1995	8,510	8,231	227
1996	7,959	7,504	179
1997	7,407	6,930	75	(2)
1998	5,291	4,633	(103)
1999	6,415	6,015	12	(3)
2000	9,007	8,642	400
2001	6,468	5,948	304
2002	7,143	6,775	(1,482	)(4)
2003	9,860	9,633	137	(5)

(1)	Includes intermediates.
(2)	Reflects a one-month strike at our Ontario operations.
(3)	Reflects a three-month strike at our Manitoba operations.
(4)	Reflects non-cash asset impairment charges of $2,415 million and related tax relief of $789 million.
(5)	Reflects a three-month strike at our Ontario operations.
(6)	2001-2003 reflects restated results as discussed in note 2 to our 2003 consolidated financial statements.

     The nickel industry is highly competitive in all of its key aspects, including the exploration for, and the development of, new sources of supply, the acquisition of deposits, and the processing, distribution and marketing of nickel products. The level of production and export of primary nickel from the Russian Federation (“Russia”) as well as the supply of nickel-containing scrap material, together with the continuing relatively limited level of domestic consumption of nickel in Russia since the break-up of the former Soviet Union, has had, and could continue to have, a significant impact on the nickel industry’s supply-demand balance. While we produce primary nickel, the other type of nickel used in industrial applications is known as “secondary” nickel, which is also referred to as recycled or scrap nickel. Secondary nickel units are recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete facilities and equipment. In the recent past, secondary nickel has represented between 44 and 48 per cent of the total nickel used in the production of nickel-bearing or austenitic stainless steels, with primary nickel accounting for between 52 and 56 per cent of such nickel use. These percentages can vary based upon relative prices, the availability of scrap and other factors. To the extent that the supply of such secondary nickel increases, such an occurrence could also adversely affect nickel prices and our results of operations, financial condition, profitability and cash flows.

      With the increase in nickel prices experienced in 2003, the nickel industry has seen some substitution of other less costly metals or materials for nickel in certain applications. Any significant increases in such substitution, particularly if such changes represented a permanent shift away from the use of nickel, would be expected to adversely affect nickel demand and our results of operations, financial condition, profitability and cash flows.

2003 Highlights

      The year 2003 was one of significant improvement in the world nickel market. We believe that the increase in the LME cash price for nickel for 2003 was principally due to continued strong and growing demand for nickel and nickel-containing materials in Asia, in particular China, and the continued significant growth in world stainless steel production. The global nickel market was essentially in balance for 2003 as a result of the release into the market of approximately 60,000 tonnes (132 million pounds) of nickel or about five per cent of total global nickel supply that we understand one leading nickel producer had initially pledged as collateral for a loan.

      We experienced a three-month strike at our Ontario operations which began June 1, 2003. Prior to the strike, all of our principal operations were operating above planned production levels for 2003. Operating costs continued to represent a major challenge for us in 2003 due to a stronger Canadian dollar, higher energy costs, increased pension expense, higher costs for purchased intermediates and lower by-product credits. Many of these cost pressures are expected to continue in 2004. We faced three key production challenges in 2003 in addition to the strike in Ontario and the ramp-up problems experienced when production resumed after the strike in September 2003; lower ore grades in Canada, in particular at our Manitoba operations; adverse smelter performance at our Manitoba operations due to the processing of ores with higher magnesium oxide content, and reaching or exceeding PT Inco’s expanded production design capacity. Two of these challenges were successfully met. At our Manitoba operations, we modified certain facilities to address the higher magnesium oxide content of this operations’ Birchtree mine ore, resulting in improved concentrate grade with no loss in recoveries. At PT Inco, we produced a record 70,200 tonnes (155 million pounds) of nickel-in-matte in 2003, exceeding PT Inco’s production design capacity of 68,000 tonnes (150 million pounds) despite completion of a planned furnace rebuild in the first six weeks of the year. In 2003, improved mining and blending practices raised the ore grade at PT Inco to 1.84 per cent from 1.77 per cent in 2002. Furnace throughput at PT Inco also improved based on these better ore blending practices and higher grades. At PT Inco we also increased power available to improve throughput by enabling all five hydroelectric generators to feed all furnaces. We were able to resolve the ramp-up issues encountered at our Ontario operations following the three-month strike and operations were on track in the fourth quarter of 2003.

      We made satisfactory progress on our two development projects in 2003. At our Voisey’s Bay project, in March 2003 we completed a bankable feasibility study for the mine and concentrator and related facilities currently planned as part of the project’s initial phase. In July 2003, we began construction of the initial phase of the project and construction proceeded on schedule and on budget in Canadian dollars in 2003. At our Goro project, we made good progress on the comprehensive review initiated following suspension of the project in December 2002. We currently expect to complete Phase Two of this review and to announce our decision as to whether or not we will proceed with this project in the third quarter of 2004.

      We significantly improved our financial position in 2003 through a number of financings. We raised $776 million in the capital markets in 2003 at attractive interest rates and used the proceeds plus cash on hand to redeem or prepay approximately $955 million in relatively high cost preferred shares and debentures. Through these financings, we significantly reduced our cost of debt and have extended our average debt maturities from 7 to 15 years, with no significant debt securities maturing until beyond the currently planned construction and start-up phases of the Voisey’s Bay and Goro projects.

      The global nickel market reflected favourable fundamentals for nickel producers such as ourselves in 2003 as world demand grew by approximately seven per cent from 2002 levels to 1,251,000 tonnes despite continued economic weakness in Europe and a delayed economic recovery in the United States. Industrial production in Asia grew during 2003, led by continued significant growth in China, as well as growth in South Korea, Taiwan and Japan.

      The growth in nickel demand in 2003 was concentrated in the stainless steel sector, the largest end use of primary nickel. Nickel demand growth in this sector increased by almost eight per cent in 2003, driven by a significant increase in stainless steel production and a decline in the stainless steel scrap-ratio. The world production of stainless steel increased by nine per cent to approximately 22 million tonnes in 2003. This growth was due, in part, to increases in production capacity and the start-up of several new large-scale stainless steel manufacturing facilities around the world. Stainless steel production expanded in all major industrial regions and was particularly strong in China and South Korea where new production facilities were commissioned during the year. Nickel demand growth in non-stainless steel applications was relatively weak in 2003, as one important end-use market, high nickel alloys for the aerospace industry, continued to struggle with new aircraft orders remaining at relatively depressed levels. However, demand for nickel in plating applications was relatively strong, led by growth in these applications in China, slightly offset by reduced demand for these applications in Europe and the United States.

      The growth in world supply of primary nickel in 2003 could not keep pace with the demand growth experienced in 2003. Supply of primary nickel in 2003 was adversely affected by the labour disruption at our Ontario operations during a three-month period beginning June 1, 2003 which resulted in effectively no production from these operations which would normally produce about 20 million pounds of primary nickel per month. We believe that several other major producers failed to reach their 2003 projected production targets due to unexpected maintenance or operational problems. The shortfall in supply was partially offset by the release of approximately 60,000 tonnes into the market during 2003, as discussed above. In addition, production of ferronickel in Australia, New Caledonia, Colombia and the Dominican Republic increased in 2003. As a result, world primary nickel production increased by 21,500 tonnes to 1,192,000 tonnes in 2003. World primary nickel supply increased to 1,252,000 tonnes taking into account the release of the 60,000 tonne loan collateral mentioned above.

      The significant growth in nickel demand during 2003, coupled with the limited supply growth, created an underlying deficit between supply and demand in 2003 of approximately 59,000 tonnes. With the release of the 60,000 tonne loan collateral referred to above, we believe there was a small surplus in the global nickel market of approximately 1,000 tonnes in 2003. Inventories of nickel on the LME, a physical market (i) where various metals, including nickel, can be bought or sold for prompt or future delivery and (ii) representing the principal terminal market for primary nickel in the world, increased slightly during 2003 by 2,100 tonnes, remaining at a relatively low level of 24,072 tonnes at December 31, 2003. As of March 12, 2004, LME inventories totalled 14,316 tonnes.

      The LME cash nickel price opened the year 2003 at $7,210 per tonne ($3.27 per pound) and extended the gains made in 2002 by increasing relatively steadily throughout the year. We believe that several major events influenced the nickel price during 2003. During the first quarter, nickel prices initially rose due to strong demand from the stainless steel industry and a reduction in LME inventories. However, prices by the beginning of March weakened with the initial release of a portion of the 60,000 tonne loan collateral into the market. During the second quarter, speculation that a strike at our Ontario operations could occur followed by the actual strike was a contributing factor in the movement of the nickel price to over $9,500 per tonne ($4.31 per pound) and, we believe, spurred the release into the market of 18,000 tonnes from the 60,000 tonne loan collateral position. The announcement of releases of the remaining tonnage of this collateral position was, we believe, sufficient to cause the LME price to fall below $8,500 per tonne ($3.86 per pound) at the end of the second quarter. The extended strike at our operations during the third quarter, accelerating demand and the fall in LME inventories, we believe, caused an increase in the nickel price to above $10,000 per tonne ($4.54 per pound) for the first time in over three years, prompting, we believe, the release of the balance of the 60,000 tonne loan collateral over a relatively short period of time in the third quarter. The release of the balance of the loan collateral position had little impact on the nickel price, apparently reflecting the belief that strong demand growth would continue and the fact that there was a lack of major new sources of nickel to provide additional supply for at least the next few years. During the fourth quarter of 2003, we believe that the market perception was that strong supply-demand fundamentals were taking hold and that the market would see a significant deficit for several years. We believe that these factors resulted in the LME cash price by the end of 2003 reaching $16,650 per tonne ($7.55 per pound), an increase of 135 per cent compared with $7,100 per tonne ($3.22 per pound) at the end of 2002. As of March 12, 2004, the LME cash nickel price declined to $12,875 per tonne ($5.84 per pound). This decline in price early in 2004 was, we believe, related to the speed and extent to which prices had increased at the end of 2003 and was exacerbated by a lack of liquidity on the LME.

      An uncertain global economic environment would be expected to have a significant adverse effect on our business, results of operations, financial condition, profitability and cash flows given the historical correlation between industrial production and demand for primary nickel and the other products we produce. There can be no assurance that over-supply situations that existed in the past in the nickel markets could not reoccur in the future. Any excess supply condition would have an adverse effect on the prices realized by us for our nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries could also adversely affect nickel prices and the prices of other metals produced by us. These factors are beyond our control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by us.

      There can be no assurance that the price for nickel or other metals produced by us will not decline significantly from current levels. A return to the relatively low price of nickel reflected by the LME cash nickel price which prevailed throughout most of 1998 and into the first half of 1999 when the LME cash nickel price reached a low of $3,725 per tonne ($1.69 per pound) in December 1998, as a result of the decrease in nickel demand experienced in 1998 and the expected increase in nickel supply to be brought into the market from three new Australian laterite nickel projects that had been developed, and during a portion of the second half of 2001 when the LME cash nickel price was as low as $4,420 per tonne ($2.00 per pound) in October 2001, would have a material adverse effect on our results of operations, financial condition, profitability and cash flows.

      The following table summarizes certain world primary nickel market and LME statistics for the years indicated (in tonnes, except prices):

			Year-End Combined
	World Primary		Western World(2)		Average Annual
	Nickel	World Primary	Producers and	Year-End LME	LME Cash Nickel
Year	Demand	Nickel Supply	LME Inventories	Inventories	Prices

1999	1,048,000	1,027,000	120,000	46,962	$6,015
2000	1,109,000	1,105,000	90,000	9,678	8,642
2001	1,085,000	1,145,000	106,000	19,188	5,948
2002	1,168,000	1,171,000	100,000	21,972	6,775
2003	1,251,000 (1)	1,192,000 (1)	104,000 (1)	24,072	9,633

(1)	Preliminary estimates.
(2)	Excludes Russia, other members of the former Commonwealth of Independent States, China, Cuba and Eastern Europe.

2002 Highlights

      The world(9) nickel market strengthened in 2002 as demand grew by approximately eight per cent during the year to 1,168,000 tonnes despite continued weakness in certain large segments of the global economy. During 2002, growth in industrial production continued in China and rebounded in most other major Asian economies, excluding Japan, while economic recovery in the United States, Europe and Japan struggled to take hold.

      The growth in nickel demand was primarily concentrated in the stainless steel sector. Nickel demand growth in this sector increased by almost 10 per cent, driven by an increase in stainless steel production and a decline in the proportion or ratio of nickel-containing stainless steel scrap relative to primary nickel to the total nickel consumed by stainless steel producers. Stainless steel production increased by 7.9 per cent to approximately 20.3 million tonnes, with growth experienced in all major industrialized countries of the world except Japan where production declined slightly. This production growth was particularly strong in the United States, up 20 per cent, driven by the opening of a new 800,000 tonne-per-year stainless steel production facility in Kentucky and higher production at existing facilities elsewhere in the United States and in Taiwan, where production increased by 20 per cent as existing facilities operated at near-capacity levels.

      Growth in primary nickel supply continued in 2002 as several relatively new or “greenfield” projects located in South America and Australia continued to increase production to their expected design capacities. Primary nickel production on a global basis increased by 25,800 tonnes to 1,171,000 tonnes in 2002. The overall increase in nickel supply in 2002 came principally from (i) Colombia and Venezuela, where new or “greenfield” projects were completing their ramp-up to their design capacities, (ii) Australia, where production increased from the continued ramp-up of one project and higher production from certain existing producers, and (iii) Japan, where production in the form of ferronickel rebounded to near-capacity levels.

      The strong growth in nickel demand during 2002 largely offset the growth in nickel production, resulting in an essentially balanced market for 2002 as we estimate that the market had a small surplus of approximately

(9)	Previously disclosed figures for 2002 were provided on a Western World-plus-China basis where we defined “Western World” as being the world excluding the former East Bloc countries (Russia and other members of the former Commonwealth of Independent States, China, Cuba, Bulgaria, the Czech Republic, Slovakia, Hungary, Poland and Romania).

3,000 tonnes. Inventories of nickel on the LME increased slightly during 2002 by 2,784 tonnes, remaining at a relatively low level of 21,972 tonnes at December 31, 2002.

      The LME cash nickel price opened the year at $5,850 per tonne ($2.65 per pound) and increased during the first half of 2002 as the economies of certain industrialized countries began to recover from their relatively low fourth quarter 2001 levels, ending the first half of the year at $7,080 per tonne ($3.21 per pound). Prices declined through the third quarter to the mid-$6,000 per tonne level as concern over the pace of economic recovery and uncertainty about a potential war with Iraq adversely affected the nickel markets. Prices increased in the fourth quarter, underpinned by improving fundamentals for nickel, ending the year at $7,100 per tonne ($3.22 per pound).

Results of Operations

     2003 Compared with 2002

Earnings Summary

      Net earnings for 2003 were $137 million, or 59 cents per share (58 cents per share on a diluted basis), compared with a net loss of $1,482 million, or $8.27 per share ($8.27 per share on a diluted basis), in 2002. Results for 2003 included income tax benefits totalling $94 million and the following items, before taxes: (1) unfavourable non-cash currency translation adjustments of $177 million, (2) income of $24 million representing a milestone payment received as part of the terms of the sale of a non-core exploration property in 1998, (3) a charge of $23 million for estimated remediation costs for certain former industrial sites in the United States we retained relating to a business sold in 1983, (4) expense of $107 million associated with the three-month strike at our Ontario operations, (5) currency hedging gains net of suspension costs relating to the Goro project of $15 million, (6) income of $7 million associated with a tax refund and (7) a loss of $2 million realized on the redemption of certain convertible debt securities. In addition, with respect to only the calculation of net earnings per share for 2003, a premium of $15 million was paid on the May 1, 2003 redemption of our 5.5 per cent Convertible Redeemable Preferred Shares Series E (“Preferred Shares Series E”). The unfavourable non-cash currency translation adjustments of $177 million in 2003 referred to above were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the period on Canadian dollar-denominated liabilities. The income tax benefits totalling $94 million are discussed under “Income and Mining Taxes” below. The strike expenses referred to above are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance incurred during the strike period, in this case, the three-month strike at our Ontario operations which began on June 1, 2003, which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed. Results for 2002 included non-cash pre-tax asset impairment charges of $2,415 million to reduce the carrying value of the Voisey’s Bay project and certain other assets, suspension costs relating to the Goro project of $25 million, interest income of $14 million associated with a tax refund and unfavourable non-cash currency translation adjustments of $5 million.

Nickel Production

      Nickel production decreased by 11 per cent to 187,173 tonnes (413 million pounds) in 2003, compared with 209,728 tonnes (462 million pounds) in 2002, reflecting lower production at our Ontario operations due to the strike and the ramp-up problems noted above, partially offset by higher production at our Manitoba operations, the processing of higher volumes of purchased intermediates at both the Ontario and Manitoba operations and higher ore grades and higher production levels at PT Inco. Our 2002 results were also negatively impacted by a planned furnace rebuild at PT Inco which resulted in lower production for this operation. Finished nickel inventories were 25,604 tonnes at December 31, 2003, compared with 23,126 tonnes at the end of 2002. The minimum finished nickel inventories we generally need to run our business and meet customers’ requirements have historically been about 26,000 tonnes, depending upon the required product mix.

Copper Production

      Copper production decreased by 18 per cent to 91,134 tonnes in 2003 compared with 111,787 tonnes in 2002. Copper production in 2003 was below our planned target of 113,000 tonnes due to lower production at the Ontario operations as a result of the strike and ramp-up problems noted above.

Net Sales

      Net sales for 2003 to customers increased by 14 per cent from the previous year due to significantly higher average realized prices for nickel which were partially offset by lower deliveries of nickel, platinum, palladium, copper and cobalt, and lower realized prices for certain platinum-group metals. The decrease in deliveries was primarily due to lower production at our Ontario operations as a result of the three-month strike which was partially offset by higher nickel deliveries from PT Inco and our Manitoba operations and an increase in the deliveries of purchased finished nickel.

      Primary nickel sales increased by 28 per cent in 2003 from the previous year due to a 38 per cent increase in our average realized price partially offset by an eight per cent decrease in nickel deliveries primarily due to the three-month strike at our Ontario operations.

      Our nickel deliveries in 2003 represented an estimated 17 per cent share of the world nickel market, compared with 20 per cent in 2002 and 21 per cent in 2001.

      Our price realizations tend to lag LME cash price changes. The premiums we realize over the prevailing LME cash price for our specialty or value-added and other nickel products are affected by (i) fluctuations in the LME cash nickel price, (ii) the effect these fluctuations have on the price we receive for the nickel-in-matte product produced by PT Inco, (iii) the lag effect that changes in the LME benchmark price have on the pricing of certain of our nickel products, (iv) how certain of our speciality nickel products are priced and (v) the mix of our primary nickel products sold in the year. The average realized price for our primary nickel products, including intermediates, was $9,860 per tonne ($4.47 per pound) in 2003, compared with $7,143 per tonne ($3.24 per pound) in 2002. For the January 2 — March 12, 2004 period, the LME cash nickel price averaged $14,929 per tonne ($6.77 per pound).

      The price realizations for our nickel and other metal products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for our primary nickel products in the marketplace relative to supply available from us and our competitors, including for this purpose, secondary or scrap materials containing metals in usable or recyclable form and supplies of other materials which do or may compete as substitutes. As noted above, the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel, is particularly important to stainless steel primary nickel demand. The stainless steel scrap ratio was 44 per cent in 2003, compared with 45 per cent in 2002 and 47 per cent in 2001.

      In 2003, copper sales decreased by 7 per cent from the previous year due to a 17 per cent decline in deliveries due primarily to the three-month strike at our Ontario operations, partially offset by a 12 per cent increase in our average realized price. Sales of precious metals decreased by 52 per cent in 2003 due to lower deliveries from decreased production also due primarily to that three-month strike.

Realized Prices

      The following table sets forth our average annual realized prices for the years indicated for the metal products we produce and sell:

	2003	2002	2001

($ per tonne/per pound)
Primary nickel, including intermediates	$9,860/4.47	$7,143/3.24	$6,468/2.93
Copper	1,832/0.83	1,629/0.74	1,668/0.76
Cobalt	18,846/8.55	15,124/6.86	23,216/10.53

	2003	2002	2001

	($ per troy ounce)
Platinum	$653.87	$545.92	$541.27
Palladium	202.69	419.70	711.32
Rhodium	530.67	804.59	1,475.85
Gold	366.15	309.17	270.50
Silver	4.86	4.58	4.40

Deliveries and Net Sales by Product

      The following table sets forth deliveries and net sales of our principal metal products for the years indicated:

	Deliveries	Net Sales	Deliveries	Net Sales	Deliveries	Net Sales
	2003	2003	2002	2002	2001	2001

	(tonnes)	($ millions)	(tonnes)	($ millions)	(tonnes)	($ millions)
Primary nickel, including intermediates
Inco-source	184,110		212,247		207,071
Purchased	29,780		19,343		22,978

	213,890	$2,109	231,590	$1,654	230,049	$1,488

Copper
Inco-source	92,202		110,019		116,751
Purchased	1,133		3,097		—

	93,335	171	113,116	184	116,751	195

Cobalt	903	17	1,582	24	1,454	34
Precious metals (thousands of troy ounces)(1)	1,694	114	2,072	238	2,021	292
Other		63		61		57

Net sales to customers		$2,474		$2,161		$2,066

(1)	Excludes toll-refined materials.

Costs and Expenses/ Other Income

      The following table sets forth our costs, principal expenses, other income, income for mining taxes and minority interest for the years indicated:

	2003	2002	2001

		(Restated)(1)	(Restated)(1)

	($ millions)
Cost of sales and other operating expenses	$1,735	$1,378	$1,416
Depreciation and depletion	265	255	263
Selling, general and administrative	169	136	111
Research and development	27	17	20
Exploration	27	24	23
Currency translation adjustments	177	5	(39)
Interest expense	44	50	56
Asset impairment charges	—	2,415	—
Goro project suspension costs	(4)	25	—
Other income, net	(104)	(40)	(13)
Income and mining taxes	(49)	(639)	(85)
Minority interest	50	17	10

(1)	Reference is made to Note 2 to our 2003 consolidated financial statements.

Cost of Sales and Other Operating Expenses

      Cost of sales and other operating expenses increased by 26 per cent in 2003, reflecting the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs, higher employment and pension costs, and increased costs for purchased intermediates processed. In addition, deliveries of purchased finished nickel in 2003 increased by 54 per cent primarily due to increases in the purchases of this material to meet customer requirements in the face of the strike at our Ontario operations. The cost of these purchases is based upon LME and other benchmark prices and is included in cost of sales. Operating results for 2003 included a pre-tax expense of $107 million associated with the three-month strike at our Ontario operations. In addition, during the third quarter of 2003 our Ontario operations experienced a series of unanticipated problems associated with the ramp-up of certain of its facilities after the strike. These problems included outages or curtailments of operations at our Ontario operations’ oxygen plants and acid plant. These problems resulted in lower than planned production of in-process and finished material, including platinum-group metals from our own ores in Ontario, and an expense of $25 million was incurred during the third quarter of 2003 due to this production shortfall.

Depreciation and Depletion

      Depreciation and depletion expenses increased by four per cent in 2003 primarily due to higher depletion expense at PT Inco, partially offset by lower depletion expense at our Ontario operations due to the strike. The increase in depletion expense at PT Inco was due to higher production in 2003.

      At December 31, 2003, the net carrying value of property, plant and equipment under construction or development not subject to depreciation or depletion was $4,720 million (compared with $4,109 million in 2002 and $5,761 million in 2001) which consists of amounts for (1) the Voisey’s Bay project totalling $3,777 million (compared with $3,299 million in 2002 and $5,492 million in 2001), (2) the Goro project of $802 million (compared with $637 million in 2002 and $180 million in 2001) and (3) other assets under construction at our operations of $141 million (compared with $173 million in 2002 and $89 million in 2001). It is currently expected, assuming that a favourable decision will be made in 2004 to proceed with the Goro project, that depreciation and depletion for the Voisey’s Bay and Goro projects will commence in 2006, in line with the currently projected start of commercial production at these projects.

Selling, General and Administrative

      Selling, general and administrative expenses totalled $169 million in 2003 compared with $136 million in 2002. The increase was primarily due to higher common share appreciation rights expense in connection with certain share option grants as a result of the significant increase in the price of our common shares in 2003. Common share appreciation rights expense was $36 million in 2003 compared with $7 million in 2002. Selling, general and administrative expense also included certain expenditures totalling approximately $10 million in both 2003 and 2002 in support of our Goro and Voisey’s Bay projects.

Research and Development

      Research and development expenses increased to $27 million in 2003 from $17 million in 2002. The increase was primarily due to higher spending on the hydrometallurgical processing research and development program as part of the initial phase of our Voisey’s Bay project.

Exploration

      Exploration expenses totalled $27 million in 2003 compared with $24 million in 2002. The increase is primarily due to higher exploration activities in New Caledonia.

Currency Translation Adjustments

      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments of $177 million in 2003 were due to the significant strengthening of the Canadian dollar relative to the U.S. dollar during these periods. The Canadian dollar — U.S. dollar exchange rate was 0.633 at year end 2002 and 0.774 at year end 2003, representing approximately a 22 per cent appreciation in the Canadian dollar relative to the U.S. dollar on a year-to-year basis.

Interest Expense

      Interest expense for 2003 was $44 million compared with $50 million in 2002. Interest paid in 2003 was higher due to the increase in our outstanding debt levels during the year. However, this increase was offset by an increase in capitalized interest associated with our projects under development and by lower interest rates on our outstanding debt for 2003 compared with 2002, taking into account our interest rate swaps. Interest expense excluded capitalized interest of $54 million in 2003 compared with $27 million in 2002. We expect that our interest payments will increase to approximately $90 million in 2004, with approximately $21 million of that amount expected to be expensed and $69 million expected to be capitalized as part of our Goro and Voisey’s Bay projects.

      At December 31, 2003, approximately 61 per cent of our long-term debt reflected interest rates that were subject to periodic adjustments based on market interest rates. Our long-term debt and average effective interest rates at December 31, 2003 are summarized in note 11 to our 2003 consolidated financial statements. Reference is also made to “Cash Flows, Liquidity and Capital Resources — 2003 Compared with 2002 — Financing Activities” below.

Goro Project Suspension Costs

      In 2003, we incurred expenses of $17 million in connection with the on-going care and custody costs associated with the construction site at our Goro project while the comprehensive project review was being conducted during 2003. These expenses were partially offset by a gain of $21 million which we recorded on forward currency contracts which had been entered into to hedge certain of the project’s capital costs expected to be incurred in Euros and other currencies. These contracts became ineffective since they no longer matched the original timing of expenditures due to delays in project expenditures during 2003. With the expected completion of the second, or Phase Two, of the comprehensive review of the Goro project in the summer of 2004, we currently expect to be in a position to report on the results of the second phase in the summer of 2004, including an updated capital cost estimate for the project and project schedule and whether, and if the decision is favourable, the terms and conditions under which, we would proceed with the project, and the additional effect, if any, that the results of this review could have on our results of operations, financial condition, profitability and cash flows.

Other Income, Net

      Other income increased to $104 million in 2003, compared with $40 million in 2002, due to gains of $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations, the receipt of a milestone payment of $24 million under the terms of sale reached in 1998 of a non-core exploration property and net gains of $12 million in connection with derivative positions in metals intended to meet future customer requirements. In addition, currency hedging gains of $11 million were realized on the closing out of certain forward currency contracts as a consequence of the Goro project suspension. These gains were partially offset by a loss of $2 million on the May 1, 2003 redemption of our 5 3/4% Convertible Debentures due 2004 and lower interest income as a result of interest received on a tax refund being lower during 2003 compared with the interest on tax refunds received during 2002.

Income and Mining Taxes

      Income and mining taxes for 2003 included a benefit of $106 million resulting from a reduction in the Canadian federal tax rate, partially offset by a $20 million charge for an increase in the future tax rates in the Province of Ontario. We also benefitted from favourable tax rulings and other decisions on tax matters from Canadian and other jurisdictions concerning the tax treatment of certain prior period transactions in the amount of $56 million as well as the favourable impact of net non-taxable gains and higher earnings at PT Inco, which are taxed at a relatively lower rate than earnings in other jurisdictions. Partially offsetting these tax benefits was the accrual for additional tax expense of $48 million due to the strengthening of the Canadian dollar relative to the U.S. dollar.

Minority Interest

      Minority interest increased to $50 million in 2003 compared with $17 million in 2002. Our minority interest represents primarily the respective minority shareholders’ interests in the earnings of PT Inco, Inco TNC Limited, Jinco Nonferrous Metals Co., Ltd. and Goro Nickel S.A. This increase in 2003 relative to 2002 was due primarily to the higher earnings at PT Inco as a result of higher average realized prices for and higher deliveries of nickel-in-matte produced by PT Inco.

Nickel Unit Cash Cost of Sales

      Since this measure captures our key costs of production and the impact of prices for our by-products, nickel unit cash cost of sales represents a key performance measurement that management uses to manage our costs and operations. Nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of contributions from by-products sold divided by Inco-source nickel deliveries, increased to $4,453 per tonne ($2.02 per pound) in 2003 from $3,483 per tonne ($1.58 per pound) in 2002.

      Nickel unit cash cost of sales after by-product credits increased to $4,740 per tonne ($2.15 per pound) in 2003 from $3,197 per tonne ($1.45 per pound) in 2002.

      The increase in nickel unit cash cost of sales both before and after by-product credits in 2003 was due to the unfavourable effect of the strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs at PT Inco and our Ontario operations, higher employment and pension costs, higher costs for purchasing and processing larger volumes of purchased intermediates, the ramp-up problems experienced at our Ontario operations after the three-month strike discussed above, and in addition, in the case of nickel unit cash cost of sales after by-product credits, lower contributions from by-products, primarily resulting from lower deliveries of platinum-group metals.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “Non-GAAP Financial Measure” below.

      It is currently expected that at least some of the principal factors which have caused increases in nickel unit cash cost of sales before and after by-product credits for 2003 will continue to adversely affect such nickel unit cash costs of sales into 2004. As a result of changes in certain assumptions and actual experience of plan assets as well as certain legislative and regulatory requirements referred to under “Cash Flows, Liquidity and Capital Resources” below, we currently expect that pension expense will increase slightly from the 2003 level of $107 million to approximately $112 million in 2004 and, depending upon the future performance of our pension plan assets and other related factors, including changes in certain exchange rates, in particular the Canadian dollar, this expense is expected to remain at least at that level until at least 2005.

Allowance for doubtful accounts

      Our allowance for doubtful accounts represents three per cent and six per cent of total accounts receivable at December 31, 2003 and 2002, respectively. In 2003, the allowance for doubtful accounts decreased slightly from $17 million at December 31, 2002 to approximately $15 million at December 31, 2003. The majority of this allowance relates to changes in the commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002. As a result of this customer’s bankruptcy, such allowance increased by $13 million as at December 31, 2002. This amount remained in the allowance as at December 31, 2003. We have no current expectation of any significant increase in the allowance for doubtful accounts based on our past history of collection.

Energy Costs and Relative Advantages

      Energy costs are a significant component of production costs in the nickel industry since nickel production is very energy-intensive, especially with respect to the costs of processing lateritic ores such as those processed at our PT Inco operations. We enjoy relatively low energy costs because of substantial production from our Canadian sulphide ores, which generally consume only about one-fifth of the energy required to process lateritic ores. In addition, low-cost energy is available from our hydroelectric facilities in Ontario and at PT Inco’s lateritic mining operations in Indonesia, and from purchased hydroelectric power at our Manitoba operations.

      In 2003, our hydroelectric facilities in Ontario generated approximately 22 per cent of our Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating-facility at Larona together with its 93-megawatt hydroelectric generating facility at Balambano generated virtually all of PT Inco’s 2003 electrical requirements. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. In 2003, energy costs at our Ontario and Manitoba operations were approximately 14 per cent of total cash production costs, compared with 36 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 51 per cent in 2003, 47 per cent in 2002 and 50 per cent in 2001 relative to the energy costs that would have been incurred by PT Inco if its operations were dependent on fuel oil as the sole source to meet its energy requirements.

Intermediates Segment

      Our intermediates segment comprises the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. Net sales by PT Inco of nickel-in-matte were $509 million in 2003 compared with $321 million in 2002. This increase in 2003 relative to 2002 was due to increased deliveries as a result of higher production rates and higher realized prices. PT Inco’s deliveries of nickel-in-matte totalled a record 70,500 tonnes in 2003 compared with 61,900 tonnes in 2002 and 60,500 tonnes in 2001. The increase in 2003 compared with 2002 was due to higher production. PT Inco’s net realized price for nickel-in-matte in 2003 averaged $7,117 per tonne ($3.23 per pound) compared with $5,114 per tonne ($2.32 per pound) in 2002 and $4,836 per tonne ($2.19 per pound) in 2001. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel. All of PT Inco’s production is sold in U.S. dollars under long-term contracts to us and Sumitomo Metal Mining Co., Ltd.

      Nickel-in-matte production at PT Inco increased by 18 per cent to a record 70,200 tonnes in 2003 from 59,500 tonnes in 2002, reflecting the processing of higher-grade ore in 2003 compared with 2002 and higher production rates. In addition, 2002 production at PT Inco was adversely affected by a furnace rebuild. Cost of sales increased 30 per cent for 2003 compared with 2002 due to the increased production volumes and higher costs due to increased consumption of fuel oil as a result of the higher production rates and higher prices paid for fuel oil to operate its dryers, kilns and its other oil-fired facilities. Fuel oil costs were up 48 per cent in 2003 from 2002. Fuel oil represented about 22 per cent of PT Inco’s costs of production of nickel-in-matte in 2003 compared with 20 per cent in 2002. In addition, PT Inco incurred additional costs for equipment rentals, employment and maintenance costs to achieve its higher production rates in 2003.

Development Projects Segment

      Our development projects include the Voisey’s Bay nickel-copper-cobalt project currently under development in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project in New Caledonia.

2002 Compared with 2001

Earnings Summary

      Our results reflected a net loss of $1,482 million, or $8.27 per share ($8.27 per share on a diluted basis) in 2002, compared with net earnings of $304 million, or $1.51 per share ($1.49 per share on a diluted basis) in 2001. Results for 2002 included, before consideration of income and mining taxes, non-cash asset impairment charges of $2,415 million to reduce the carrying value of our Voisey’s Bay project and certain other assets, a charge of $25 million relating to the temporary suspension of certain development activities and other actions concerning our Goro project, as discussed under “Results of Operations — 2002 Compared with 2001 — Goro Project Suspension Costs” below, interest income of $14 million associated with a tax refund and unfavourable non-cash currency translation adjustments of $5 million. Our 2002 results also reflected higher average realized prices for nickel, increased deliveries of Inco-source nickel and platinum-group metals, higher other income and reduced interest expense, partially offset by lower realized prices for platinum-group metals and higher selling, general and administrative expenses. Our 2001 results included a non-cash deferred tax benefit of $173 million, and favourable currency translation adjustments of $39 million before taxes. The tax benefit was due to the revaluation of deferred income and mining tax liabilities for reductions in future tax rates by the Provinces of Ontario and Manitoba.

Nickel Production

      Nickel production increased by one per cent to 209,728 tonnes in 2002 from 207,077 tonnes in 2001. This increase was primarily due to the decision to operate our Ontario operations in 2002 without any planned maintenance shutdown. Nickel production in 2002 was, however, below the planned target of 213,000 tonnes. Nickel production was affected during the second half of 2002 by certain technical problems experienced at our Manitoba operations in blending purchased nickel feed from Australia with Manitoba-source ores, including ores with relatively high magnesium oxide levels, and maintenance and equipment problems at certain mines at our Ontario operations. The maintenance and equipment problems experienced were resolved during the first half of 2003. Finished nickel inventories were 23,126 tonnes at December 31, 2002 compared with 26,517 tonnes at the end of 2001.

Copper Production

      Copper production decreased by four per cent to 111,787 tonnes in 2002 from the previous year. Copper production in 2002 was below the planned target of 125,000 tonnes. The decline was due to production and mechanical difficulties at our Ontario operations.

Net Sales

      Net sales to customers increased by five per cent in 2002 from the previous year due to higher realized prices for and deliveries of nickel and higher deliveries of platinum-group metals, partially offset by lower realized prices for platinum-group metals.

      Primary nickel sales increased by 11 per cent in 2002 from the previous year due to a 10 per cent increase in the average realized price and a one per cent increase in deliveries. Total deliveries of nickel were higher in 2002 due to higher demand for our products, primarily in the stainless steel industry.

      Our nickel deliveries in 2002 represented an estimated 20 per cent share of the world market, compared with 21 per cent in 2001.

      The average realized price for our primary nickel products, including intermediates, was $7,143 per tonne ($3.24 per pound) in 2002 compared with $6,468 per tonne ($2.93 per pound) in 2001.

      Copper sales decreased by six per cent in 2002 from the previous year due to a two per cent decline in our average realized price and a three per cent decline in deliveries. Sales of precious metals decreased by 19 per cent in 2002 due to lower realized prices, partially offset by higher deliveries from increased production.

Costs and Expenses/ Other Income

Cost of Sales and Other Operating Expenses

      Cost of sales and other operating expenses decreased by $38 million, or three per cent, in 2002. This decrease was primarily due to lower energy costs and lower deliveries of purchased nickel to customers, partially offset by higher employment, supplies and services expenses.

Depreciation and Depletion

      Depreciation and depletion expenses decreased by three per cent in 2002 from the previous year primarily due to lower depletion expense at PT Inco resulting from the reduced production attributable to a planned rebuild of a furnace and related facilities which was completed during the first quarter of 2003.

Selling, General and Administrative

      Selling, general and administrative expenses increased by $25 million in 2002 from the previous year, primarily due to increased staffing, support and other expenses related to the advancement of our Goro and Voisey’s Bay projects, higher accruals for share appreciation rights expense under our stock compensation plans, increased Ontario capital taxes and higher legal fees relating primarily to certain outstanding tax matters and litigation.

Currency Translation Adjustments

      Currency translation adjustments of $5 million in 2002 primarily represented the translation of Canadian dollar-denominated liabilities, principally accounts payable, deferred income and mining taxes and post-retirement benefits, into U.S. dollars. The change of $44 million from 2001 was due to a strengthening of the Canadian dollar relative to the U.S. dollar during 2002, whereas in 2001 there was a weakening of the Canadian dollar relative to the U.S. dollar.

Interest Expense

      Interest expense was $50 million in 2002 compared with $56 million in 2001 and excluded capitalized interest of $27 million in 2002 and $13 million in 2001 on debt incurred to finance the development of the Voisey’s Bay and Goro projects. The decrease in interest expense in 2002 was primarily due to lower interest rates on floating rate debt in 2002 relative to 2001 and increased capitalized interest on debt incurred to finance the development of the Voisey’s Bay and Goro projects.

Asset Impairment Charges

      On June 11, 2002, we announced that we would be undertaking a review of the net carrying value of our Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of that project to proceed. We had noted on a number of occasions in our public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which we utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including our best assessment of the expected cash flows from the project, how the development of Voisey’s Bay, taking into account the agreements which have been reached, fits within our overall long-term development plans and updated mining and other cost assumptions. As a result of this review, we recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002.

      In addition, we recorded a non-cash charge of $61 million, net of income and mining taxes of $15 million, in the second quarter of 2002 to reduce the carrying values of certain plant, equipment and other assets to their estimated net recoverable amounts based on an evaluation of their recoverability. The principal component of this charge related to capitalized exploration and development costs of the Victor Deep exploration project at our Ontario operations that, as a result of the development of the deposits covered by our Voisey’s Bay projects, would probably not be put into production. The balance of this charge consisted primarily of reductions to certain redundant plant, equipment and non-core assets as well as an additional provision for losses relating to certain receivables and other assets arising from our commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002. In the first quarter of 2002 we recorded a non-cash asset impairment charge of $13 million, net of income and mining taxes of $4 million, for losses associated with certain receivables and other assets as a result of this bankruptcy filing.

Goro Project Suspension Costs

      In early September 2002, the Goro project experienced temporary labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, a decision was made to curtail certain activities at the project’s site to enable us, contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. Over the September — November 2002 period, a number of procedures were put in place as part of a phased resumption of certain of the project activities that had been curtailed. During this period, we also initiated an update of the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, project schedule and organization. Work on certain critical parts of the project, including engineering, continued during this update process.

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

Other Income, Net

      Other income increased by $27 million in 2002, primarily due to increased interest income as a result of higher levels of cash and cash equivalents in 2002, compared with 2001, interest income of $14 million associated with a tax refund and gains realized from the sales of securities.

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

Minority Interest

      Minority interest of $17 million in 2002 represents principally the respective minority shareholders’ interests in the earnings of PT Inco, Inco TNC Limited, Jinco Nonferrous Metals Co., Ltd. and Goro Nickel S.A. The increase in minority interest in 2002 from the previous year was due primarily to the higher earnings of PT Inco, partially offset by $6 million relating to the Goro project suspension costs referred to above.

Nickel Unit Cash Cost of Sales

      Nickel unit cash cost of sales before by-product credits increased slightly to $3,483 per tonne ($1.58 per pound) in 2002 from $3,439 per tonne ($1.56 per pound) in 2001. This increase was due to higher operating expenses, principally employment, services and supplies expenses, partially offset by lower energy costs at PT Inco due to lower consumption of and prices for fuel oil.

      Nickel unit cash cost of sales after by-product credits increased by seven per cent to $3,197 per tonne ($1.45 per pound) in 2002 from $2,976 per tonne ($1.35 per pound) in 2001, primarily due to lower realized prices for palladium, copper and cobalt, and higher nickel unit cash cost of sales before by-product credits, partially offset by higher deliveries of precious metals.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “Non-GAAP Financial Measure” below.

Allowance for doubtful accounts

      In 2002, the allowance for doubtful accounts increased from $4 million at December 31, 2001 to $17 million at December 31, 2002. The increase of $13 million was as a result of one of our principal customers filing for bankruptcy protection in late March 2002. Excluding this change, our allowance was $4 million at December 31, 2002 and 2001.

Energy Costs and Relative Advantages

      In 2002, our hydroelectric facilities in Ontario generated approximately 19 per cent of our Ontario operations’ electricity requirements, and PT Inco’s hydroelectric generating facility at Larona and its newer hydroelectricity facility at Balambano generated virtually all of PT Inco’s 2002 electricity requirements. In 2002, energy costs at our Ontario and Manitoba operations were approximately 12 per cent of total cash production costs, compared with 31 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 47 per cent in 2002 and about 50 per cent in 2001 relative to the energy costs that would have been incurred had PT Inco’s sole source of energy been fuel oil.

Intermediates Segment

      Net sales of nickel-in-matte by PT Inco were $321 million in 2002 compared with $296 million in 2001. The increase in 2002 compared with 2001 was due to a modest increase in deliveries and higher realized prices. Net realized prices for nickel-in-matte in 2002 averaged $5,114 per tonne ($2.32 per pound) compared with $4,836 per tonne ($2.19 per pound) in 2001.

      PT Inco’s nickel-in-matte production in 2002 declined to 59,500 tonnes compared with 62,600 tonnes in 2001, reflecting the rebuild of one of PT Inco’s furnaces and related facilities during 2002. Cost of sales increased 2 per cent in 2002 compared with 2001 due to the increased deliveries and higher production costs. Increased costs in 2002 relative to 2001 were due to additional overburden stripping costs and drilling associated with the additional mining requirements to meet PT Inco’s planned production and an increase in supplies and services costs.

Cash Flows, Liquidity and Capital Resources

2003 Compared with 2002

Operating Activities

      Net cash provided by operating activities in 2003 totalled $131 million, which represented a significant decrease from the $599 million in net cash provided by operating activities in 2002. During 2003, increased cash was required for working capital due to higher accounts receivable, higher inventories and lower income and mining taxes payable in 2003 compared with the prior year, with this increased cash requirement being partially offset by higher accounts payable and accrued liabilities. Accounts receivable increased primarily due to significantly higher selling prices for our finished nickel products and, to a lesser degree, due to higher deliveries of our finished nickel products in the fourth quarter of 2003 compared with the fourth quarter of 2002. Inventories were higher at the end of 2003 compared with 2002 due to higher volumes of both finished and in-process nickel on hand at the end of the year, as well as higher costs. The higher costs were due, in part, to the strengthening of the Canadian dollar relative to the U.S. dollar in 2003, higher costs for the post-retirement benefits we provide, higher energy costs as a result of the increased utilization rates and costs for natural gas and heavy oil and higher costs for purchased intermediates during the fourth quarter of 2003 given that these intermediates are priced based upon LME and other benchmark prices. Income and mining taxes payable declined during 2003 as a result of higher tax payments during the year, the majority of which payments related to taxes paid of $96 million in respect of 2002. Accounts payable and accrued liabilities were significantly higher at the end of 2003 as a result of the increases related to the accrual for stock appreciation rights, the accrual for estimated remediation costs for certain former industrial sites in the United States and the impact of the strengthening of the Canadian dollar because a significant portion of our accounts payable is denominated in Canadian dollars. As a result of the timing of our normal tax payments, tax payments totalling approximately $15 million in respect of 2003 are expected to be made by the end of the first quarter of 2004 versus $88 million in 2003.

      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, increased our contributions, including voluntary contributions, to such plans to a level of $142 million for 2003, up from $67 million in 2002, and our pension expense increased to $107 million for 2003 from $67 million in 2002. We currently expect that our pension contributions will increase to approximately $160 million in at least 2004 and 2005 and pension expense will increase to approximately $112 million for at least 2004 and 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, mostly the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for future years.

Investing Activities

      Net cash used for investing activities decreased to $565 million in 2003 compared with $609 million in 2002. The decrease was primarily due to lower capital spending, mainly in respect of our Goro project which was partially offset by higher capital spending in respect of our Voisey’s Bay project, compared with 2002. Reference is made to “Risks and Uncertainties — Other Risks and Uncertainties — Capital Requirements and Operating Risks” below for a discussion of the risks associated with our capital requirements. The following table sets forth our capital expenditures by principal operations for the years indicated:

	2003	2002	2001

	($ millions)
Ontario operations	$101	$90	$97
Manitoba operations	50	32	33
PT Inco	45	42	29
Goro project	249	353	84
Voisey’s Bay project	138	73	9
Other	8	10	11

Total	$591	$600	$263

      Total capital expenditures for 2004 are currently projected to be $1,040 million, including $430 million for the initial phase of our Voisey’s Bay project, $255 million covering sustaining capital, $135 million covering development work at existing operations and $220 million for our Goro project assuming that a favourable decision to proceed is made in the summer of 2004.

Financing Activities

      Net cash used for financing activities in 2003 of $235 million was significantly lower than the cash provided by financing activities in 2002 of $791 million, which was primarily due to the call and repayment of $574 million of debt securities and the optional redemption of $487 million for our Preferred Shares Series E, including the redemption premium, which was partially offset by the cash provided from new borrowings as described below, as well as cash received from the issuance of common shares upon exercise of employee stock options.

      The table below summarizes our long-term borrowings and repayments/redemptions of our long-term debt in 2003, 2002 and 2001. In addition to these changes, in 2003 we issued $476 million in convertible debt for net proceeds of $470 million, of which $114 million was initially recorded as debt and the remainder of $356 million was recorded as equity under Canadian GAAP.

	2003	2002	2001

	($ millions)
Long-term borrowings
5.70% Debentures due 2015	300	—	—
7.75% Notes due 2012	—	400	—
7.20% Debentures due 2032		400	—
PT Inco loan facilities	—	42	—
Other	14	42	2

Total	314	884	2

Repayments of long-term debt
5 3/4% Convertible Debentures due 2004	(173)	—	—
7 3/4% Convertible Debentures due 2016	(145)	—	—
9.60% Debentures due 2022	(159)	—	—
PT Inco loan facilities	(82)	(66)	(65)
9.875% Debentures	—	—	(91)
Other	(15)	(15)	(36)

Total	(574)	(81)	(192)

      In September 2003, we completed an underwritten public offering in the United States of $300 million aggregate principal amount of 5.70% Debentures due 2015. The net proceeds from this offering were approximately $297 million after underwriting commissions and other expenses and were used, together with available cash, to redeem our 7 3/4% Convertible Debentures due 2016 and our 9.60% Debentures due 2022 as discussed below.

      In March 2003 we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023, representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of 3 1/2% Subordinated Convertible Debentures due March 14, 2052. The total combined gross proceeds from these two issues of convertible debt securities were $476 million. Together with available cash, the net cash proceeds of $470 million received from the concurrent private offerings, after commissions and other expenses, were used to redeem, as discussed below, (i) our Preferred Shares Series E and (ii) our 5 3/4% Convertible Debentures due 2004. For Canadian reporting purposes, these two new convertible debt securities were recorded as $114 million of debt and $356 million of equity.

      On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Preferred Shares Series E having a $472 million aggregate liquidation preference and which were subject to mandatory redemption in 2006, with this redemption to be effective May 1, 2003. We also announced the redemption of all of our outstanding $173 million aggregate principal amount of 5 3/4% Convertible Debentures due 2004. These redemptions were completed on May 1, 2003. The total aggregate redemption price for our Preferred Shares Series E was $487 million, including a total redemption premium of $15 million based upon the $50 issue price per Preferred Share Series E. The total aggregate redemption price for our 5 3/4% Convertible Debentures due 2004 was $178 million, including $3 million in accrued interest and a loss on redemption of $2 million.

      On September 26, 2003, we announced that we would exercise our optional right to redeem on October 27, 2003 all of our currently outstanding 7 3/4% Convertible Debentures due 2016 at a redemption price of 100% of the aggregate outstanding principal amount plus accrued interest to the October 27, 2003 redemption date. Interest ceased to accrue on the 7 3/4% Convertible Debentures due 2016 on and after that redemption date. The conversion price for each 7 3/4% Convertible Debenture due 2016 was $38.25 per Common Share.

      On September 26, 2003, we announced that we would also exercise our optional right to redeem on October 27, 2003 all of our currently outstanding 9.60% Debentures due 2022 at a redemption price of 104.32 per cent of the aggregate outstanding principal amount (or $1,043.20 per $1,000 in principal amount) plus accrued interest to the October 27, 2003 redemption date. Interest ceased to accrue on the 9.60% Debentures due 2022 on and after that redemption date.

      Preferred dividends totalling $6 million were paid in 2003 compared with $26 million in 2002 on the Preferred Shares Series E in accordance with the terms of those shares. Dividends paid to minority interest shareholders were $7 million and $1 million in 2003 and 2002, respectively. This increase in 2003 relates to the increased dividends paid by PT Inco.

      To provide liquidity for our operations, we have committed credit facilities which aggregated $680 million as of year-end 2003. All of these credit facilities were undrawn as of year-end 2003. These facilities are provided by a group of lenders under separate agreements where the terms of each agreement are substantially the same. Except for four facilities totalling $145 million in commitments, the facilities include revolving commitments from 364 days to four years. The four facilities totalling $145 million in commitments have only revolving periods, which expire either in June 2005, June 2006 or June 2007. The respective revolving period of all of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The revolving periods for the facilities currently expire on dates ranging from June 1, 2004 to June 4, 2007, with $273 million of these facilities expiring on June 1, 2004. While we do not currently expect that we will not be able to renew these facilities when they expire we cannot predict what, if any, changes in the interest rates or other terms and conditions of such facilities might be required to obtain their renewal. The borrowings under these facilities may be made in Canadian dollars in the form of prime rate loans or bankers’ acceptances or in U.S. dollars in the form of U.S. base rate loans or London Interbank Offered Rate (LIBOR) loans. Borrowing under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. If a significant portion of these facilities could not be renewed on acceptable terms to us, this development could have a significant adverse effect on our ability to meet our financing requirements for our existing operations and development projects, liquidity, results of operations and financial condition.

      Each credit facility provides that, so long as advances are outstanding, we will be required to maintain a Tangible Net Worth, as defined, of not less than $1.5 billion and a ratio of Consolidated Indebtedness, as defined, to Tangible Net Worth, as defined, not to exceed 50:50. At December 31, 2003, such Tangible Net Worth was $3.8 billion and the ratio of Consolidated Indebtedness to Tangible Net Worth was 26:74. There can be no assurance that future material adverse developments would not result in a breach of these covenants. If we were unable to comply with these covenants, the lenders would have the right to declare a default and require all then outstanding loans to be repaid and pursue the various remedies available to them under the credit facilities, including declining to make any new loans under such facilities. Any such action by the lenders could materially adversely affect our ability to meet our financing requirements for our existing operations and development projects, and our results of operations, financial condition and liquidity. None of these facilities have any covenant which would require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or there were a significant decline in our earnings, cash flows or in the price of our publicly traded common shares or other equity securities but a downgrade in rating would increase the interest rate payable on borrowings under the facilities and, conversely, an upgrade in the rating would decrease the interest rate payable on borrowings. The credit rating agencies rate our outstanding debt securities, which were rated as investment-grade as of March 12, 2004, according to criteria they utilize for such purposes. These criteria include, among others, our profitability, balance sheet and interest coverage ratios, and future business plans and prospects. Accordingly, our credit ratings are dependent upon a number of factors, including the views of the credit rating agencies on the nickel industry’s supply-demand balance and the long-term price of nickel and our ability to continue to be one of the low-cost producers of primary nickel and generate cash flows from operations. Any significant downgrade in our current credit ratings could have a material adverse effect on our access to the capital markets, the terms under which we can borrow funds on a short-term and long-term basis and accordingly, on our liquidity.

      Our total debt as a percentage of our total debt plus shareholders’ equity as of December 31 for the years indicated is set forth in the following table:

	December 31

	2003	2002	2001

Total debt as % of total debt plus shareholders’ equity	28%	30%	14%

      We currently believe that our level of cash and cash equivalents as of December 31, 2003, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for 2004 and 2005. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. As discussed above, our required capital expenditures are very significant over the 2004-2006 period given the current spending plans for the initial phase of the Voisey’s Bay project and assuming that we reach the decision in the summer of 2004 to move forward with the Goro project.

      Our liquidity is affected by a number of key factors, including decreases in the amount of, and a change in the timing of, our production outlook at our existing operations as well as the timing of completion of our Goro and Voisey’s Bay projects. Reference is made to “Risks and Uncertainties — Other Risks and Uncertainties — PT Inco”, “Risks and Uncertainties — Other Risks and Uncertainties — Risks Associated with, and Importance of, Future Low-Cost Nickel Projects” and “Risks and Uncertainties — Other Risks and Uncertainties — Uncertainty of Production and Capital and Other Cost Estimates” below for detailed discussions of these factors and their impact on our liquidity.

Contractual Obligations and Commercial Commitments

      The following table summarizes as at December 31, 2003 certain of our contractual obligations and other identified commercial commitments for the periods specified:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

	($ millions)
Long-term debt obligations	$1,512	$103	$177	$8	$1,224
Operating lease obligations	88	30	40	14	4
Purchase obligations(1)	396	324	70	2	—
Post-retirement benefit obligations	160	160	—	—	—
Asset retirement obligations	904	6	4	3	891
Other long-term liabilities and contractual obligations	109	2	4	6	97

Total	$3,169	$625	$295	$33	$2,216

(1)	These purchase obligations are largely related to our Goro and Voisey’s Bay projects with the balance comprising routine orders to purchase goods and services at our current operating locations.

     Amounts included in “Post-retirement benefit obligations” in the table above represent the various contractual funding requirements for our pension plans in 2004 and include a planned voluntary contribution to be made in excess of statutory or regulatory requirements. The obligatory funding requirements for our pension plans are actuarially determined and are subject to future uncertainties, including the expected rate of return on plan assets and the discount rate on pension obligations, each of which may change over time.

      The amounts included in “Asset retirement obligations” represent our present legal obligations for closure and related costs at all our existing operating mines and non-operating mines and properties based upon the closure plans applicable to those mines and properties. The contractual obligations and commercial commitments set forth in the table above include our commitments for the Goro and Voisey’s Bay projects, as noted under “Outlook” below, as of December 31, 2003. Except for these commitments, this table does not include our expected capital expenditures over the next five years and thereafter since such expenditures do not represent contractual obligations or commercial commitments. We currently estimate that our existing operations require, on an annual basis, in the range of approximately $255 million of capital expenditures to sustain their operations and to meet current environmental regulations and similar requirements at our currently planned production and/or utilization levels for these operations. The capital expenditures for the initial phase of our Voisey’s Bay project and our Goro project will be dependent on a number of factors, including, in the case of the Goro project, the results of the second phase of the comprehensive review process for the Goro project referred to under “Results of Operations — 2003 Compared with 2002 — Goro Project Suspension Costs” above, the availability of certain financing from the French government and the acquisition, as discussed under “Outlook — Goro Project” below, of an interest in the Goro project by one or more parties.

      As of December 31, 2003, we had outstanding letters of credit in the amount of $21 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either us or the party who issued the letters of credit until the earlier of (i) us having complied with the terms of the closure plans covering these mines, as filed with the Ontario government, or (ii) funds from such letters of credit being utilized by the Ontario Ministry of Northern Development and Mines, the ministry responsible for overseeing such closure plans, to perform any rehabilitation work if Inco does not meet its requirements with respect to such closure plans. We have also provided, in accordance with applicable regulatory requirements, letters of credit or similar forms of financial assurance to secure future closure costs associated with our Voisey’s Bay project and certain other operations or projects in North America and elsewhere which currently have, or are expected to have, fairly extended useful lives.

      During 2003, we had discussions with representatives of the Province of Manitoba regarding what amount of financial assurance might be required for our Manitoba operations in the future under recently enacted regulations. It is currently expected that discussions with representatives of the Province of Manitoba in 2004 will result in an agreed level of and timeline for when financial assurance for these operations would be required. We currently cannot predict what amount of financial assurance will be required but we do not believe that it will have a material effect on our results of operations, financial condition or liquidity.

      In connection with our 1996 acquisition of Diamond Fields Resources Inc., we assumed an obligation to pay to a company retained by Diamond Field Resources Inc. to provide certain exploration and other services an annual royalty amounting to three per cent of the net proceeds received from the sale of ores, metals and other minerals produced from our Voisey’s Bay project, after deducting certain costs associated with the production and sale of the ores, metals and minerals produced. We have not incurred any such royalty payments to date since the Voisey’s Bay project is not yet in production.

      We are also committed to pay a quarterly production royalty to the Indonesian government in respect of our nickel ore production in Indonesia. The royalty is determined based on the nickel or cobalt, as applicable, content of the ore and ranges from $0.015 to $0.03 per kilogram contained in the ore, based on certain assumptions with respect to the market price of nickel. During the years ended December 31, 2003, 2002 and 2001, we paid royalties to the Indonesian government amounting to $5 million, $3 million and $4 million, respectively.

      We are required to make certain periodic payments in connection with the use of our mining properties and processing facilities, including payments for our mining licences, leases, occupation and surface rights. During the years ended December 31, 2003, 2002 and 2001, we paid $4 million, $4 million and $3 million, respectively, in such payments.

      With respect to any mandatory redemption requirements over the 2004 — 2008 period, reference is made to (i) the discussion below under “Cash Flows, Liquidity and Capital Resources — 2002 Compared to 2001 — Financing Activities” relating to the special contingent conversion right that holders of certain of our convertible debt have and (ii) note 11 to our 2003 consolidated financial statements for information on the redemption provisions of certain long-term debt.

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

Investing Activities

      Net cash used for investing activities increased to $609 million in 2002, compared with $261 million in 2001. The increase was primarily due to higher planned capital expenditures, mainly in respect of our Voisey’s Bay and Goro projects.

Financing Activities

      Net cash provided by financing activities in 2002 increased to $791 million from $14 million in 2001 principally as a result of the two debt offerings discussed below.

      On May 13, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.75% Notes due 2012. The net cash proceeds of $396 million received from this sale, after commissions and other expenses, were used to finance certain capital expenditures relating to existing operations and for general corporate purposes, including capital expenditures for development projects.

      On September 23, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.20% Debentures due 2032. The net cash proceeds of $395 million received from this sale, after commissions and other expenses, were used to fund capital requirements to sustain existing operations and for general corporate purposes, which we indicated at the time could include the purchase or redemption of outstanding securities (other than common shares) and funding capital expenditures for development projects.

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

      Preferred dividends totalling $26 million were paid in each of the years 2002 and 2001 on the Preferred Shares Series E in accordance with the terms of those shares. Dividends paid to minority interest shareholders were $1 million in each of 2002 and 2001.

      At December 31, 2002, cash and cash equivalents totalled $1,087 million, up significantly from $306 million at December 31, 2001, reflecting increased net cash provided by operating activities and a significant portion of the aggregate net proceeds of $791 million received from the sales of debt securities in the second and third quarters of 2002. Total debt at December 31, 2002 was $1,643 million, up $803 million from $840 million at the end of 2001, reflecting the two debt offerings in 2002.

Risks and Uncertainties

      The following risks and uncertainties, among others, should be considered in evaluating our outlook and future prospects.

Market Risk

      We define market risk as being the risk of potential economic loss arising from adverse changes in market rates and prices. Given the nature of our business and operations, the areas of highest market risk or exposure for us are nickel prices and, to a lesser extent, our prices of other metals and commodities that we produce or purchase (representing what we refer to as our metals and commodities risk), foreign currency exchange rates (representing what we refer to as our foreign exchange risk) and interest rates (representing what we refer to as our interest rate risk), all of which are discussed below. In the case of our metals and commodities risk, we sell our products at prices based on world market prices and purchase fuel oil and other supplies at market prices since these supplies are essentially commodities which can be purchased from a large number of available sources. In addition to the two Australian sources of intermediate products referred to under “Overview” above, we have a limited number of sole source suppliers of critical materials or services, including electricity in Canada and other locations. While the prices for our primary nickel and other metals produced are based largely on, and sold in, U.S. dollars, we are subject to foreign exchange risk because we incur a substantial portion of our costs and expenses in currencies other than the U.S. dollar, in particular the Canadian dollar. We are exposed to additional foreign exchange risk and are also exposed to interest rate risk because, to the extent that we fund our operations and capital expenditures primarily through long-term and short-term borrowings, these borrowings are primarily in U.S. dollars. Based upon past movements of certain foreign currency exchange rates, as described below, and our current expectations of continued volatility in such exchange rates for 2004, we believe that the potential near-term impact on future earnings and cash flows with respect to a change in foreign currency exchange rates could have a material impact on our financial condition and results of operations. Based upon recent past movements in interest rates, as described below, and our current expectations of changes in interest rates in 2004, we currently believe that the potential near-term impact of such changes on future earnings will not have a material impact on our financial condition or results of operations. The metals and commodity risks relating to nickel and, to a lesser extent, other metals produced by us, given the significance of price realizations to us of such metals, are expected to continue to have a material impact on our results of operations, cash flows and financial condition.

      We have engaged in transactions to reduce to a significant degree the impact of certain of these market risks to which we are exposed on our earnings and cash flows. We have established policies and procedures governing the use of derivative instruments to address certain market risks. These policies and procedures are intended to reduce some of the uncertainties associated with the market risks specific to our business and operations and reduce the effect of market fluctuations relating to the metals we produce and supplies of products and services we need for our operations on our earnings and cash flows. We only use derivative instruments based on an economic analysis of the underlying exposures, anticipating that adverse effects on future earnings and cash flows due to fluctuations in metals and commodities prices, foreign currency exchange rates and interest rates will be offset by proceeds from, and changes in the fair value of, the derivative instruments. We do not, however, hedge our exposure to all market risks and do not hedge our exposure to any market risk in a manner that completely eliminates the effects of changing market conditions on earnings or cash flows.

      We have had in place an internal risk management committee for a number of years. This committee is comprised of senior financial and marketing executives and chaired by our Chief Executive Officer. This internal committee oversees our hedging activities, whereby we use derivative instruments to reduce market risks. The risk management committee’s oversight includes reviewing compliance with our risk management policies authorized by our Board of Directors. The risk management policies set forth the responsibilities of the internal risk management committee, its membership and conduct, reporting requirements, controls, maximum hedging limits and related authorizations delegated by our Board of Directors.

      Under our risk management policies, hedging activities are restricted by maximum limits which are specifically approved by our Board of Directors. The maximum limits are usually tied to a maximum percentage of forecast annual production volume (or annual requirements, in the case of supplies or currencies, as the case may be) for current and future years, up to five years. Maximum limits are as follows: for nickel (year 1: 35 per cent of forecast annual production, year 2: 25 per cent, year 3: 10 per cent); copper, platinum, palladium and gold (years 1 and 2: 75 per cent of forecast annual production, years 3 to 5: 50 per cent); supplies (such as oil, natural gas and electricity) (year 1: 75 per cent of forecast annual requirements, year 2: 50 per cent, years 3 to 5: 25 per cent); and foreign currency (year 1: 75 per cent of forecast annual requirements, years 2 and 3: 50 per cent, years 4 and 5: 20 per cent). To the extent that we hedge for certain metals other than nickel and for supplies and foreign currencies, we have historically hedged at levels below these limitations absent specific circumstances where we believe that hedging up to or close to such limits would be appropriate. In the case of metals, other than nickel, produced by us, we have from time to time entered into derivative instruments to fix minimum realized prices and, in the case of nickel, as discussed below, we have entered into formal sales or purchase contracts to hedge certain sales to our customers or purchases by us from suppliers of intermediate products.

      In addition, interest rate swaps may, pursuant to our annual financing plan approved each year by our Board of Directors, be entered into annually to change maximum amounts of indebtedness, in the case of 2003 up to $500 million, subject to increases in this maximum relating to specific financings, from fixed to floating rate debt or floating to fixed rate debt at rates not to exceed those covering authorized debt securities and maximum of hedges, in the case of 2003 up to $500 million, may be entered into to fix rates on a short-term basis in anticipation of a financing.

      In addition to a quarterly review by our internal risk management committee, for each quarter all hedging activities and hedge positions are reviewed with and reported to our Audit Committee. Our internal audit group is also responsible for examining internal controls, trade execution and monitoring, reporting and compliance with the risk management policy annually.

Metals and Commodities Risk

      We are subject to metals and commodities risk because we sell our products and purchase fuel oil and other supplies or services at prices for the most part effectively determined through trading on major commodity exchanges, in particular the LME and the New York Mercantile Exchange. The prices offered on these exchanges generally reflect the global balance of supply and demand for the particular metal or commodity but are also influenced in the short-term by such factors as investment funds flow, speculative activity in the particular commodity and currency exchange rates.

      The price of nickel, our principal product, represents the major factor influencing our results of operations, financial condition, profitability and cash flows. The selling prices for our primary nickel products are generally based on the LME cash nickel price. However, certain of our products are customarily sold at a premium over the LME cash price, particularly special products such as nickel powders and foams. The markets for our products have been, and are expected to continue to be, cyclical in nature and prices have been and are expected to continue to be volatile. However, because we are one of the largest producers and marketers of primary nickel in the world, we have chosen, subject to certain limited exceptions as discussed below, not to hedge or otherwise attempt to mitigate to any significant degree the risk of fluctuations in the price of nickel. We review this policy from time to time and may choose to increase the currently limited use of derivative instruments to reduce such risks in the future. In the case of other metals produced by us, we have from time to time entered into derivative instruments to fix minimum realized prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products. In respect of these types of hedges, at December 31, 2003 we had outstanding LME forward contracts to purchase 9,048 tonnes of nickel during the 2004 to 2006 period at an average price of $12,250 per tonne ($5.56 per pound) and LME forward contracts to sell 4,104 tonnes of nickel during 2004 at an average price of $15,858 per tonne ($7.19 per pound).

      While we have, from time to time, utilized derivative instruments to hedge the price of copper we realize, we did not utilize any such instruments covering our copper production in 2002 or 2003.

      Depending on market conditions, we enter into precious metals hedging contracts with various financial counterparties. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals. At December 31, 2003, we had outstanding swap contracts to exchange payments on 9,390 troy ounces of palladium during 2005. Under the swap contracts, we receive a fixed price of $295 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2003, we had outstanding swap contracts to exchange payments on 82,428 troy ounces of platinum in aggregate over the period from 2004 to 2006. Under these swap contracts, we receive fixed prices ranging from $555 to $718 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2003, we had outstanding swap contracts to exchange payments on 60,604 troy ounces of gold in aggregate during 2004 and 2005. Under these swap contracts, we receive fixed prices ranging from $374 to $405 per troy ounce and pay a floating price based on monthly average spot prices.

      At December 31, 2003, we had outstanding put option contracts, giving us the right but not the obligation, to sell 60,317 troy ounces of platinum at an average price of $643 per troy ounce at various dates over the 2004 to 2006 period, and sold call option contracts, giving the buyer the right, but not the obligation, to purchase platinum at an average price of $777 per troy ounce during the same time period. At December 31, 2003, we also had outstanding put option contracts, giving us the right, but not the obligation, to sell 15,324 troy ounces of gold at an average price of $345 per troy ounce at various dates during 2004, and sold call option contracts, giving the buyer the right, but not the obligation, to purchase gold at an average price of $415 per troy ounce during the same time period.

      We use fuel oil swap contracts to hedge the effect of fuel oil price changes in respect of a portion of our energy requirements in Indonesia. Under these contracts, we receive or make payments based on the difference between a fixed and a floating price for fuel oil. At December 31, 2003, we had entered into swap contracts with financial institutions to exchange payments on 120,000 tonnes of fuel oil in aggregate during 2004 and 2005. Under the swap contracts, we pay fixed prices averaging $134 per tonne for fuel oil and receive a floating price based on monthly average spot price quotations.

      Reference is made to note 20 to our 2003 consolidated financial statements for information concerning our derivative instruments, including how the fair value of such instruments has been determined.

      Once our development projects begin commercial production, we will become a significant producer of cobalt. When that occurs, we could be affected by the highly competitive market for cobalt that currently exists and is expected to continue to exist. Cobalt sold to customers is currently sold either on a fixed price basis using annual contracts for customers in certain industries or on the basis of prices as quoted in the Metals Bulletin and Platts, which are recognized metals industry publications that publish cobalt and other metal prices. Such published prices are generally accepted as representing the benchmark or market price indicator for cobalt. Cobalt, like nickel and copper, has historically been subject to significant price volatility and we currently expect that such volatility will continue. The financial analyses undertaken by us in support of the substantial investment to be made with respect our development projects has been based upon a long term price of cobalt of $15.40 per kilogram ($7.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by these projects, were to be below the long-term prices assumed by us, the expected financial returns from, and expected cash and other costs for, these projects would be adversely affected.

      At December 31, 2003, none of our currently planned nickel or copper production is covered by or subject to derivative contracts. At December 31, 2003, we had entered into derivative contracts to hedge a portion of our planned precious metals production over varying periods up to three years. Outstanding derivative contracts for platinum cover 40 per cent, 32 per cent and 14 per cent of planned platinum production in 2004, 2005 and 2006, respectively; for palladium the derivative contracts cover 5 per cent of planned palladium production in 2005 and for gold the derivative contracts cover 69 per cent and 47 per cent of planned gold production in 2004 and 2005, respectively. Each derivative contract matures in 2004, 2005 or 2006, indicated above for the planned production to which it relates. We currently expect to produce precious metals from our estimated proven and probable ore reserves at our Ontario operations for a period in excess of twenty years, a period that extends well beyond the maturity of our current derivative contracts covering precious metals.

Foreign Exchange Risk

      By virtue of our international operations, we incur costs and expenses in a number of foreign currencies other than the U.S. dollar. The exchange rates covering such currencies have varied substantially in the last three years. A substantial portion of our revenue is received in U.S. dollars since the price of nickel and other metals we produce are generally referenced in U.S. dollars, while a significant portion of our costs and expenses are incurred in Canadian dollars. Fluctuations in exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and certain other currencies gives rise to foreign currency exposure, either favourable or unfavourable, which have materially affected and are expected to continue to affect our results of operations and financial condition.

      Our primary foreign exchange risk is to changes in the value of the Canadian dollar relative to the U.S. dollar. We reduce, from time to time, the impact of this risk by entering into forward currency contracts and foreign currency options. However, these activities do not eliminate the potentially significant adverse effect that exchange rate fluctuations could have on our results of operations or financial condition. At the end of 2003, these contracts took the form of forward contracts which establish a fixed exchange rate for the Canadian dollar and forward currency contracts that establish a fixed price for the future purchases of the Euro and Australian dollar covering future capital and other expenditures relating to the Goro project. The purpose of the forward currency contracts is to hedge (i) a portion of future Canadian dollar production costs and (ii) future Canadian dollar capital expenditures relating to our Voisey’s Bay project. The purpose of the Euro and Australian dollar forward currency contracts is to hedge a portion of the future construction costs of the planned production facilities for the Goro project in New Caledonia assuming we decide to proceed with this project. As discussed under “Results of Operations — 2003 Compared with 2002 — Goro Project Suspension Costs” above, certain of these forward currency contracts relating to our Goro project were closed out in 2003.

      We are, to a substantially lesser extent, also subject to fluctuations in the value of the Indonesian rupiah relative to the U.S. dollar as a result of our operations in Indonesia. This impact is reduced by the fact that a significant portion of PT Inco’s costs and revenues are effectively denominated in U.S. dollars. Because of the limited nature of this exposure, we do not customarily hedge the value of the rupiah against the U.S. dollar and no such financial instruments were in effect at December 31, 2003.

      At December 31, 2003, we had outstanding forward currency contracts to purchase Aus.$66 million and 40 million Euros at average exchange rates of $0.525 and $0.873, respectively, during 2004. The purpose of these contracts, as discussed above, is to hedge a portion of the future construction costs of the planned production facilities for the Goro project in New Caledonia assuming a decision is made to proceed with the project. In respect of our currency contracts to hedge against the foreign exchange risks associated with the Goro project, total gains in the amount of $21 million were recorded in 2003 as income due to forward currency contracts that became ineffective due to the deferral of a portion of the originally planned expenditures for this project.

      At December 31, 2003, we had outstanding forward currency contracts to purchase Cdn.$50 million at an average exchange rate of $0.697 during 2004. The purpose of these contracts is to hedge a portion of the future construction costs of the planned facilities for the initial phase of the Voisey’s Bay project. At December 31, 2003, the outstanding contracts represented approximately six per cent of the total expected spending in Canadian dollars for the related assets. For the period from January 2, 2004 through March 12, 2004, we entered into additional forward currency contracts for the Voisey’s Bay project. Depending on market conditions, we may enter into additional forward currency contracts in respect of our Voisey’s Bay project in the future. At March 12, 2004, we had, in aggregate, outstanding forward currency contracts to purchase Cdn.$535 million at an average rate of $0.746, representing 68 per cent of the total expected capital expenditures in Canadian dollars for the initial phase of the Voisey’s Bay project. We also had outstanding at December 31, 2003, forward currency contracts to purchase Cdn.$35 million at an average exchange rate of $0.745 during 2004; the purpose of these contracts is to reduce the risk that the eventual U.S. dollar cash flows relating to a portion of our future Canadian production costs will be adversely affected by an appreciation of the Canadian dollar.

      We have experienced periods where the U.S. dollar has been relatively strong in relation to the Canadian dollar (for example, in 1999) and, more recently, when the U.S. dollar has been relatively weak in relation to the Canadian dollar (for example, in 2003). Historically, the positive correlation between the Canadian dollar and metal prices has resulted in higher profit margins for us during periods when the Canadian dollar has been relatively strong against the U.S. dollar. Therefore, while a stronger Canadian dollar has historically led to higher cash operating costs in U.S. dollar terms, the historical accompanying increase in metal prices has resulted in higher profit margins. Conversely, historically when the Canadian dollar has weakened relative to the U.S. dollar we have experienced lower cash operating costs in U.S. dollar terms and the historical accompanying decrease in metal prices has resulted in lower profit margins for us. Due to this correlation and the historical responsiveness of nickel prices to cyclical supply-demand factors, we do not currently anticipate that the impact of fluctuations in the Canadian dollar will affect the quantities of our estimated proven and probable ore reserves given how we determine the metal prices and exchange rates we use in estimating these proven and probable ore reserves. However, there can be no assurance that the historical correlation between the change in the value of the Canadian dollar relative to the U.S. dollar and metal prices will continue and if it fails to do so our estimates of proven and probable ore reserves could be adversely affected by a significant strengthening of the Canadian dollar compared with the U.S. dollar. To the extent that we would use other expected metal prices and exchange rates for our estimated proven and probable ore reserves, these estimates could change significantly.

      While we use the U.S. dollar as the functional currency in our Canadian operations, we are required, for income tax purposes, to report income subject to Canadian tax in Canadian dollars. We have a number of long-term debt obligations denominated in currencies other than Canadian dollars. Fluctuations in the value of the relevant foreign currencies in relation to the Canadian dollar can give rise to capital gains or losses for Canadian income tax purposes on the repayment of any such foreign currency-denominated long-term debt obligations. Since the U.S. dollar is both our functional and reporting currency, no gains or losses on the settlement or marking to market of U.S. dollar-based obligations (representing the primary dollar denomination of our long term debt obligations) is reported in computing income reported in our 2003 consolidated financial statements. For reporting purposes, we reflect the Canadian taxes potentially payable on the settlement of our non-Canadian dollar-denominated debt in computing our long-term deferred tax assets and liabilities for unrealized gains and losses and as a current tax expense for realized gains and losses. No taxable event in respect of the debt occurs until the debt is settled by payment or other form of discharge for Canadian tax purposes.

      Should a fluctuation in the value between the Canadian dollar and the relevant foreign currencies result in us being subject to reporting a capital gain for Canadian income tax purposes when a debt were repaid, we would report as either a current tax expense in respect of realized gains, or a deferred tax expense in respect of unrealized gains, for the Canadian income taxes payable in respect of such a gain. This increase in our tax provision may distort our effective tax rate, since no such foreign currency gain would be reported in our consolidated financial statements.

Interest Rate Risk

      Our exposure to changes in interest rates results from investing and borrowing activities undertaken to manage our liquidity and capital requirements. We generally have used fixed-rate debt to finance long-term investments, while variable-rate debt has been used to meet working capital requirements and related requirements on a more near-term basis. At December 31, 2003, taking into account our interest rate swaps discussed below, approximately 61 per cent of our total debt, or $917 million, was subject to variable interest rates. Based upon the level of floating or variable-rate debt at December 31, 2003, the impact of a 10 per cent change in interest rates, or 12 basis points, would change interest expense by about $1 million over a full year. As noted under “Cash Flows, Liquidity and Capital Resources — 2003 Compared with 2002” above, we may be required to raise additional debt in the future and, accordingly, our results of operations and cash flows could be materially adversely affected by changes in interest rates in the future despite any interest rate swaps we might then have in effect.

      As at December 31, 2003, we had an outstanding interest rate swap of a notional principal amount of $300 million on our 5.70% Debentures due 2015, whereby we receive a fixed rate of interest of 5.70% and pay a floating rate at 0.57% over 6-month LIBOR. We also had an interest rate swap of a notional principal amount of $400 million on our 7.75% Notes due 2012, whereby we receive a fixed rate of interest of 7.75% and pay a floating rate at 3.25% over 6-month LIBOR.

Counterparty Risk

      Our interest rate swaps, metals hedging and foreign currency risk management activities expose us to the risk of default by the counterparties to such arrangements. Any such default could have a material adverse effect on our results of operations and financial condition. We do not obtain collateral or other security to support derivative instruments subject to credit risk but mitigate this risk by dealing only with counterparties that we believe, based upon an assessment of each such counterparty’s financial history and experience, to be financially sound and, accordingly, we do not anticipate a loss for non-performance by any counterparty with whom we have a commercial relationship.

Environmental Risk

      Environmental legislation and regulations affect nearly all aspects of our operations worldwide. Such legislation and regulations apply to us along with other companies in the mining and metals industry. These types of legislation and regulations require us to obtain operating licences, permits and other approvals and impose standards and controls on activities relating to mining, exploration, development, production, closure and the refining, distribution and marketing of nickel and other metal products. Environmental assessments are required before initiating most new projects or undertaking significant changes to existing operations. In addition to current requirements, we expect that additional environmental regulations will likely be implemented to protect the environment and quality of life, given issues of sustainable development and other similar requirements which governmental and supragovernmental organizations and other bodies have been pursuing. Some of the issues currently under review by environmental regulatory agencies include (i) further reductions in, or requiring enhanced stabilization of, various emissions, including sulphur dioxide, metal and greenhouse gas emissions, (ii) additional mine reclamation and restoration, and (iii) more restrictive water, air and soil quality and waste treatment and disposal.

      Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants (CICA) relating to asset retirement obligations. This standard significantly changed the method of accounting for asset retirement obligations. This liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies, which include an evaluation of, among other factors, information available at that time with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for asset retirement obligations represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provision. Future changes, if any, to the estimated total liability, as a result of changes in requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Although the ultimate amount to be incurred is uncertain, the total liability for asset retirement obligations in respect of our worldwide operations to be incurred primarily after cessation of operations was estimated to be $141 million at December 31, 2003 based upon certain discount rates and timing with respect to when these costs would be expected to be incurred applied in accordance with the new accounting standard previously discussed.

      Changes made in 2000 to mining regulations in the Province of Ontario require us to provide letters of credit or other forms of financial security to fund our future reclamation and restoration costs, which are not expected to be incurred for many years, if we were to no longer meet certain minimum investment grade credit ratings for our outstanding publicly traded debt securities. Although our debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If we are not able to maintain the minimum investment grade credit ratings, it is currently estimated that letters of credit or other forms of financial security associated with the currently estimated costs of the eventual future closure of our mines and other facilities in Ontario would have to cover a significant portion of such closure costs. Due to the closure of three mines in Ontario, in 2002 we were required under such mining regulations to provide letters of credit in the amount of $21 million to secure these near-term closure costs as discussed below. In addition, we are subject to certain Indonesian regulations which require us to provide security for the reclamation of land areas that have been mined. In the case of our Manitoba operations, in 2003 we submitted closure and reclamation plans for all our operations in that province. We expect that, based upon regulations in the Province of Manitoba, we will be required to provide some form of financial security for our future reclamation and restoration costs in that province. However, it is not currently expected that these costs with respect to our Manitoba operations for Manitoba’s recently submitted closure plan (beyond what has been included in the $141 million consolidated liability referred to above) and for our Indonesian operations and/or such financial security to be provided for our Manitoba operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing by us under our credit facilities.

      In February 2002, the Ontario government issued a control order that requires us to reduce sulphur dioxide emissions by 34 per cent at our Ontario smelting operations by the end of 2006. We are currently moving forward with an investment of approximately $90 million in fluid bed roaster off-gas scrubbing technology intended to reduce sulphur dioxide emissions to the new levels mandated by this new control order by the end of 2006. As part of the control order, we will also be required to (i) reduce ground level concentrations of sulphur dioxide, (ii) continue research into the technology and economics of further reductions in sulphur dioxide emissions and (iii) report annually to the Ontario Ministry of the Environment and the public on the progress of this research program. The control order calls for a final report on achieving the additional reductions to be submitted by December 31, 2010. We do not currently expect that compliance with the annual sulphur dioxide emission levels from our smelter operations or ground level concentration levels as set forth in the control order will have any significant effect on our costs, operating procedures or annual production of nickel and other primary metals from our Ontario operations. In February 2003, the Province of Ontario issued a discussion paper covering proposals for further reductions in sulphur dioxide emissions by non-ferrous smelting operations, including our operations. The federal government of Canada has also recently designated for further regulation certain sulphur dioxide and particulate emissions from copper-smelting operations such as those we have in Ontario. To this end, the Canadian federal government has proposed, on an informal basis, certain initiatives which would be applicable to metals processing operations in Canada, including us, that would have the effect of requiring operators such as us to prepare and submit a plan outlining measures to be taken to reduce these emissions to meet specified levels. While we do not currently believe that these initiatives will be put into effect, if they did come into effect as proposed they would require us to commit to material additional capital expenditures and/or significantly reduce our production of nickel and certain other metals by as early as 2008. While we are not able to determine the effect, if any, of these recent developments and significant future changes in regulatory emission limits and other environmental laws and regulations that may be enacted in the future due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on our business, results of operations, financial condition and liquidity.

      As of December 31, 2003, we had outstanding letters of credit in the amount of $21 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either Inco or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the Ontario Ministry of Northern Development and Mines, the ministry responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year. We have also provided letters of credit or similar forms of financial assurance to secure future closure costs associated with our Voisey’s Bay project and certain other operations or projects in North America and elsewhere which currently have, or are expected to have, fairly extended useful lives.

      Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in the emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the federal government of Canada released an initiative to address certain causes of climate changes. The specific requirement of this initiative is also to limit the discharge of carbon dioxide and other greenhouse gases. Neither the Kyoto Protocol nor this other initiative has as yet established what the specific allocation of reductions among various sources of greenhouse gases would be. In August 2003, the federal government of Canada released certain principles covering the Kyoto Protocol intended to be used to implement the objective of having the oil and gas, thermal energy and mining and manufacturing sectors reduce greenhouse gases by certain specified limits. While the precise impact on our operations in Canada and the operations of others who provide energy or other products or services to us is uncertain at this time, we anticipate that compliance with these initiatives could have a significant adverse effect on our results of operations and costs.

      In 2002, the Danish Environmental Protection Agency, as part of the authority granted to it under certain environmental regulations of the European Union Commission, published draft risk assessment reports, including certain conclusions concerning potential human health hazards associated with nickel metal and certain soluble nickel compounds, including nickel sulphate, nickel chloride and nickel nitrate. This Agency determined, based on certain animal studies, that soluble nickel is a reproductive toxin and has proposed certain product labeling requirements as a result of this determination. It has also assessed certain other environmental issues. In addition, based upon these draft reports and taking into consideration certain studies, this Agency has proposed that soluble nickel be classified under its hazard classification system as a known human carcinogen. During 2003, the European Union Commission released draft sections of their risk assessment focussing on the characterization of certain forms of nickel and the related human health assessment. This risk assessment is currently expected to be completed in 2004. The study of the socio-economic effects of such risk assessment also moved forward in 2003. Before any such proposed classification could come into effect, a number of regulatory and administrative steps would have to be completed. If this proposed classification were to come into effect as currently proposed, it could result in use restrictions and other requirements which could have a material adverse impact on certain producers and end users of the forms of nickel covered by such classification and on our business, results of operations, financial condition and liquidity. The European Union Commission also in 2002 proposed a directive on air pollution which includes target limit values for nickel since nickel is considered by this Commission to be a possible carcinogenic pollutant. Member states of the European Union will have until 2010 to achieve the target limit values, after which more stringent binding limit values may be considered. The technical and socio-economic feasibility of meeting such limits are currently being considered by the European Union Commission and those industries that would be affected, including nickel producers.

      Further changes in environmental laws, the restrictions on our discharge of greenhouse gases as a result of Canada’s program to comply with the Kyoto Protocol and similar developments that may be imposed, new information on existing environmental conditions and other events, including legal proceedings brought based upon such conditions or an inability to obtain necessary permits, could require increased accounting reserves or compliance or other expenditures or otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.

      Other changes in environmental legislation could have a material adverse effect on product demand, product quality and methods of production and distribution. The complexity and breadth of these issues make it extremely difficult to predict their future impact on us. We anticipate capital expenditures and operating expenses will increase in the future as a result of the implementation of existing and new and increasingly stringent environmental regulations. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, liability for clean up costs, damages and the loss of important permits.

      There can be no assurance that we will at all times be in compliance with all environmental regulations or that steps to bring us into compliance would not materially adversely affect our business, results of operations, financial condition or liquidity. We may also be subject to claims from persons alleging that they have suffered significant damages as a result of the environmental impact of our operations, including facilities that have ceased to operate for many years.

Other Risks and Uncertainties

PT Inco

      Our investment in PT Inco at book value as of December 31, 2003 totalled $364 million. In addition, a lender to PT Inco currently has the right, under certain circumstances, to require one of our wholly-owned subsidiaries to purchase approximately $30 million in debt extended to PT Inco by that lender. For 2004, PT Inco’s production is expected to represent about 32% of our total planned production. In 1999, to meet PT Inco’s cash shortfalls attributable principally to the increase in the capital cost of the new hydroelectric facilities which were part of PT Inco’s expansion project, the relatively low nickel prices, and constraints on PT Inco’s production attributable to then reduced hydroelectric power generation caused by below average rainfall, we advanced $88 million to PT Inco. These advances have since been repaid. To the extent that PT Inco would experience cash shortfalls in the future, particularly if there were to be a significant decline in primary nickel demand and nickel prices, we may again conclude that it would be necessary to advance cash to PT Inco in order to meet PT Inco’s cash needs.

      The uncertain political situation and security concerns in Indonesia, primarily as a result of the ongoing economic, political and social problems facing that country, could adversely affect PT Inco’s ability to operate. While there has been no indication that the Government of the Republic of Indonesia is considering currency controls, nationalization of certain properties or facilities or other similar actions, regional and local governmental authorities have sought to take greater control of the development of their resources and these or other political developments, including, but not limited to, the possibility of disruptions in PT Inco’s operations arising out of the actions of non-governmental organizations or community activist groups, could have a material adverse effect on PT Inco’s, and our overall nickel production levels, business, results of operations, financial condition and cash flows.

Risks Associated with, and Importance of, Future Low-Cost Nickel Projects

      As part of our strategy to be the world’s lowest cost and most profitable nickel producer, we have continued our efforts to develop new low-cost sources of nickel. Following the completion of the PT Inco expansion project in late 1999, we have focused, as discussed above, on future projects to commercialize our Goro nickel-cobalt project and our Voisey’s Bay nickel-copper-cobalt project. A number of risks and uncertainties are associated with the development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financing risks and, in the case of Goro, risks related to the possible future transition to independence of New Caledonia.

      In addition to the risks and uncertainties referred to above, there are certain issues that must be resolved to enable the commercial development of each of these projects to proceed. For the Goro project, we still need to receive the necessary environmental and operating permits, complete the second phase, or Phase Two, of our comprehensive review focusing on the project schedule, capital costs, scope, execution plan and other key aspects of this project and develop an acceptable updated capital cost estimate to enable us to reach a decision as to whether or not to proceed with the project (as discussed under “Risks and Uncertainties — Other Risks and Uncertainties — Uncertainty of Production and Capital and Other Cost Estimates” below) and, as further discussed below, arrange the required financing, including obtaining certain financial support from the Government of France and other direct or indirect financial assistance under other government-sponsored programs and bringing in a partner for the project, in each case on acceptable terms. In the case of our Voisey’s Bay project, certain preliminary work on site during the second half of 2002 was completed and the start of commercial development of the project began essentially in July 2003. Construction and other work on site was carried out as planned in 2003 as part of the current schedule to achieve commercial production in 2006. We have not received all of the necessary construction and operating permits we will need for this project. While we currently anticipate that we will be able to obtain all such remaining permits on a timely basis, any failure to obtain, or delay in the issuance of, such permits could adversely affect the construction or start-up of the project. In addition, we will need to continue to meet the terms and conditions under the definitive agreements covering the development of the Voisey’s Bay project reached in October 2002 between the Government of Newfoundland and Labrador and us, including the construction of a demonstration plant to test hydrometallurgical processing technologies expected to be completed and in operation in 2006. Depending upon the levels of cash flows we are able to generate, we may also need to secure financing for the completion of the development of the three phases of the Voisey’s Bay project on acceptable terms.

      In connection with raising the significant financing which may be required for the commercial development of the Goro and Voisey’s Bay projects, we currently expect that, in order to be able to meet such financing needs, we could be required to borrow additional funds and/or issue additional debt and/or equity or arrange other forms of financing and/or enter into strategic or other arrangements. Our current plans for development of Goro include obtaining at least approximately $350 million in tax-advantaged financing under an existing French legislative program and certain additional direct or indirect financial assistance under other government-sponsored programs. Our current plans also contemplate reaching an agreement under which a Japanese consortium to be led by Sumitomo Metal Mining Co., Ltd. would acquire up to a 25 per cent interest in Goro and assume, subject to certain limitations, the obligation to fund their pro rata share of the capital costs of the Goro project. There can be no assurance that these financing and investment arrangements will be completed or that we will be able to raise additional required funds on acceptable terms when financing is needed for either project. As discussed under “Uncertainty of Production and Capital and Other Cost Estimates” below, while we have certain potential new mine development projects at our existing operations in Canada, as well as additional resources that could be developed in Indonesia, in addition to the Voisey’s Bay and Goro projects, if sufficient new low-cost sources of nickel are not developed by us on a timely basis, we currently believe that our overall nickel production, particularly at our Manitoba operations, could decline beginning as early as 2005, and our unit cost of production could increase significantly with any material decline in mine production from our Ontario and Manitoba operations if such operations were not significantly restructured. These developments could materially adversely affect our business, results of operations, financial condition and liquidity.

Uncertainty of Production and Capital and Other Cost Estimates

      A decrease in the amount of and a change in the timing of our production outlook for the metals we produce, in particular nickel, will directly impact the amount and timing of cash flows. A 10 per cent reduction in the amount of consolidated planned production of all metals produced would decrease cash flows estimated for 2004 by approximately $250 million based on metal prices and costs at December 31, 2003. The actual impact of such a decrease on cash flows would depend on the timing and extent of any changes in prices and costs. In the case of our Canadian and United Kingdom operations, the time from initial production to collection of cash from the sale of nickel products produced by these operations is approximately 21 weeks, while the time between production of copper and cash collection from copper sales is about 19 weeks. The production of most of our precious metals requires the transfer of precious metals-containing materials to our Acton refinery in the United Kingdom and the processing time at that facility generally results in cash collection taking about 31 weeks from first production of such materials in our Ontario operations. In the case of PT Inco, the time between nickel-in-matte production, refining of that intermediate product through our Asian refineries and collection of cash from the sale of such refined products is approximately 12 weeks. A change in these cash flows that would occur due to production shortfalls or labour disruptions would result in delays in cash flows and using such cash to reduce debt levels and may require additional borrowings to fund capital expenditures, including for our development projects, in the future. In addition, a number of these and other developments or events, including changes in credit terms, product mix, demand for our products and production disruptions, could make historic trends in our cash flows lose their predictive value.

      The level of production and capital and operating cost estimates relating to our Goro and Voisey’s Bay projects and other projects, which are used in establishing ore/mineral reserve estimates and for determining and obtaining financing and other purposes, are based on certain assumptions and are inherently subject to significant uncertainties. It is very likely that actual results for our Voisey’s Bay and Goro projects will differ from our current estimates and assumptions, and these differences may be material. In addition, as discussed below, experience from actual mining or processing operations may identify new or unexpected conditions which could reduce production below, and/or increase capital and/or operating costs above, our current estimates. If actual results are less favorable than we currently estimate, our business, results of operations, financial condition and liquidity could be materially adversely impacted.

Goro

      In September 2002, at the time our Goro project was experiencing certain labour disruptions, we initiated a review of the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, schedule and organization. Work on the project was generally curtailed over the September — November 2002 period but work on certain critical parts of the project, including engineering, continued during this initial review. In early December 2002, we announced that we would be undertaking a comprehensive review of the Goro project. The comprehensive review was commenced in response to information we received from the principal firms then providing project engineering, procurement and construction management services that, if confirmed, would indicate an increase in the capital cost for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. The objective of the comprehensive review was to assess all information on our Goro project, including the various cost estimates and trends, and determine what changes in the capital cost estimate and the project could be made to maintain the project’s economic feasibility. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, we recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge was comprised of pre-tax expenses of $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency gains of $37 million as a result of the ineffectiveness of certain forward currency contracts that had been entered into for hedging purposes. As part of the comprehensive review, we also evaluated various contractual and other arrangements covering construction and other work relating to the Goro project and implemented certain actions to suspend or terminate certain of those contractual arrangements.

      As the comprehensive review of the Goro project that began in December 2002 moved forward during 2003, it evolved into two phases. The first or initial phase, which was completed in July 2003, focused on the identification of issues that had resulted in, or created, actual or potential increases in capital costs and how those issues could be addressed and other actions that could be taken to reduce these costs. On August 13, 2003, we announced the results of the initial phase of the review. The second phase, or Phase Two, which began essentially in August 2003, is intended to evaluate further opportunities to reduce costs and develop, among other key deliverables, a new capital cost control estimate, project scope and schedule and execution plan for the project. While one of our objectives of Phase Two of our review is to have a capital cost estimate for the project of $1.8 billion, the conclusion of that review could result in a capital cost estimate higher than this objective.

      As of December 31, 2003, we had spent approximately $600 million on the Goro project since July 1, 2001 when this project was formally launched. This amount excludes a current estimate of approximately $58 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments, and accruals of approximately $31 million relating to such requirements as of December 31, 2003. We currently believe that, based upon the focus on certain potential new approaches to construction as part of, and the expected results of, the Phase Two review as it moves to completion, we will be required to take additional non-cash charges beyond those taken in the fourth quarter of 2002 but we cannot predict at this time the amount of such non-cash charges and whether they will have a material effect on our results of operations or financial condition.

      While the key objective of Phase Two of the review is to have a project that will produce an acceptable rate of return on the investment to be made in this project, if, upon completion of this phase of the review, we were to conclude that the Goro project could not proceed or be restructured to meet our rate of return on investment requirements, we currently expect that we would undertake a further evaluation to determine how the project could be restructured to provide an acceptable return on the investment to be made. Depending upon the timing of the completion of such further evaluation, or if that further evaluation did not occur or did not result in achieving an acceptable return, we would likely write off all or a substantial portion of the carrying value of the Goro project, approximately $802 million at December 31, 2003, and we would also lose the expected future production from Goro. Such a result would have a material adverse effect on our business, results of operations, financial condition, profitability and cash flows.

Operations

      During 2002, as mine production at our Manitoba operations transitioned from the Thompson mine to the lower grade Birchtree mine, we experienced lower mine production. We continued to experience such lower mine production in 2003 and, as this transition continues to move forward, we currently expect to see a continuing decline in mine production in Manitoba in 2004 and expect to see further declines in future years. We have recently been relying upon, and expect that we will continue to rely, on an increasing basis, upon the availability of purchased intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level in 2004. While we have entered into agreements and other arrangements to purchase intermediates to maintain Manitoba’s production levels at or near the 45,000 tonne annual level for the next few years, until the Voisey’s Bay project produces intermediates in the form of concentrates for further processing at our Manitoba and Ontario operations, if suppliers of the purchased intermediates were to experience production problems or other disruptions which would adversely affect their supply of such intermediates to us or reduce their shipments of concentrate below our requirements, this could have a material adverse effect on our nickel production, business, results of operations, financial condition and liquidity.

          Voisey’s Bay

      We announced in late March 2003 (i) the results of our bankable feasibility study for the mine and concentrator for the Ovoid and adjacent surface deposits and related facilities representing part of the initial phase of the Voisey’s Bay project and (ii) that we planned to proceed with this initial phase. Based upon the results of the study, the estimated total capital cost for the mine and 6,000 tonne-per day concentrator and related facilities representing the mine, concentrator and related facilities and infrastructure in the Voisey’s Bay area (the “Mine/ Concentrator Project”) was estimated to be $582 million, including $35 million spent since July 2002 on infrastructure and related work. The $582 million amount represented an increase of $77 million or about 15 per cent over the prefeasibility study estimates for the Mine/ Concentrator Project. This estimate included a $54 million contingency. The initial phase of the Voisey’s Bay project will also involve a research and development program covering hydrometallurgical processing technologies (the “Hydromet R&D Program”) for the treatment of the Voisey’s Bay nickel and cobalt-containing concentrates to be produced into finished nickel and cobalt product, including a demonstration plant to be constructed in Argentia, Newfoundland. In March of 2003, the Hydromet R&D Program was expected to cost approximately $134 million or about 14 per cent above the initial estimate for this program. It is possible that the cost of this program may be higher but we cannot currently predict what the increase in such cost will be. In addition to the Mine/ Concentrator Project and the Hydromet R&D Program, the initial phase will include handling facilities to be constructed at our Canadian operations for the nickel and cobalt-containing concentrates to be processed over the 2006 — 2011 period once the Mine/ Concentrator Project and the demonstration plant are in operation, at an estimated cost of $47 million, and an exploration program at an estimated cost of $13 million. The total capital cost estimate for all four parts of the initial phase of the Voisey’s Bay project is $776 million, or about 14 per cent above the original estimate of $680 million. The engineering firm retained to complete the study indicated that it believed that the capital cost estimate was within a range of plus 15 per cent and minus 5 per cent of the $547 million figure to be spent on a going forward basis for the Mine/ Concentrator Project. Given that we currently expect that a significant portion of these costs will be incurred in Canadian dollars, we have entered into Canadian dollar hedges for approximately 68 per cent of the total expected capital expenditures in Canadian dollars for the related assets, including Cdn. $535 million of hedges at an average exchange rate of $0.746 which had been entered into as at March 12, 2004. The $776 million estimate assumed a Canadian dollar-U.S. dollar exchange rate of approximately Cdn.$1.00 to $0.66. At exchange rates in effect at March 12, 2004, taking into consideration the forward currency contracts noted above, this estimate would be $888 million. To the extent that this currency exposure is not hedged at exchange rates equivalent to this assumed rate, then this capital cost estimate could rise, adversely affecting the projected returns on our investment in this project.

     Construction Risks and Technological Risks

      The mine, processing plant and related infrastructure required for development of the Goro and Voisey’s Bay projects have not yet been constructed and no commercial mining has commenced. While construction of the initial phase of the Voisey’s Bay project began in 2003 and certain necessary construction and other permits have been obtained in respect of the Goro and Voisey’s Bay projects and detailed exploration and related studies with respect to the Goro project and a portion of the Voisey’s Bay project have been completed based on (1) significant surface exploratory drilling, (2) extensive investigations of certain of the mineralization delineated to date, (3) construction and mine plans, and (4) production and cost estimates, we are not currently in a position to predict when all of the required approvals would be in place for us to develop either project and, in the case of the Goro project, when construction, beyond the $6 million in limited interim construction work we currently plan to complete in early 2004 during Phase Two of our review of that project, would be restarted given the current timetable for the completion and results of such Phase Two as discussed under “Risks and Uncertainties — Other Risks and Uncertainties — Uncertainty of Production and Capital and Other Cost Estimates” above, currently being undertaken, and, in the case of the Voisey’s Bay project, when construction will be completed. Depending on the severity of winter conditions and other factors applicable to the Voisey’s Bay project, a period of approximately 36 months from site mobilization will be required to complete construction of the initial phase after all necessary approvals and permits have been secured. After completion of certain preliminary work on site during the second half of 2002, construction and related work, including site mobilization, for the initial phase of the Voisey’s Bay project began in July 2003 and, as discussed above, we met our targets for construction work to be completed in 2003.

      Unforeseen conditions or developments could arise during the construction period for either project which could delay or prevent completion, and/or substantially increase the cost of construction of the necessary facilities and infrastructure to develop the Goro and the Voisey’s Bay projects. Such events may include, without limitation, shortages of equipment, materials or labour, delays in delivery of equipment or materials, labour disruptions, political events, local or political opposition, civil disturbances, litigation, adverse weather conditions, unanticipated increases in costs, natural or man-made disasters, accidents and unforeseen engineering, technical and technological, design, environmental, geological or geotechnical problems. Any delay in construction would delay the production of nickel and other products from the Goro and/or the Voisey’s Bay projects, and the expected significant source of revenue for us that production from these projects would represent. Any such delay could also materially adversely impact our business, results of operations, financial condition and liquidity. Our Goro project will involve the application of new processing and other technologies and, depending upon the results of the Hydromet R&D Program we plan to conduct for our Voisey’s Bay project, as described above, that project could also utilize new processing and other technologies to produce one or more refined or finished nickel products. There can be no assurance that these technologies will be successfully developed and applied on a commercial basis or that the costs associated with and/or the timing of their implementation will not have a material adverse effect on the timing of the start-up of commercial production, the capital and/or operating costs for either or both projects and on other factors impacting the profitability of these projects. These events could materially adversely impact our business, results of operations, financial condition and liquidity.

Governmental Regulations

      In addition to environmental regulations referred to above, the mining and metals industry in Canada operates under federal, provincial and municipal legislation, regulation and intervention by governments in such matters as land tenure, limitations on areas in which mining can be conducted, production rates, income and other taxes and the export of ore and other products, as well as other matters. Our operations in Indonesia, the United Kingdom, New Caledonia and in other countries outside Canada are also subject to various environmental and other applicable laws and regulations and governmental interventions, some of which are similar to those in Canada and all of which are subject to change. The mining and metals industry is also subject to regulation and intervention by governments in such matters as control over the development and abandonment of mine sites (including restrictions on production) and possible expropriation or cancellation of contract and mineral rights. Before proceeding with major projects, including significant changes to existing operations, we must obtain regulatory approvals. The regulatory approval process can involve stakeholder consultation, environmental impact assessments and public hearings, among other things. In addition, regulatory approvals may be subject to conditions, including the obligation to post security deposits and other financial commitments. Failure to obtain regulatory approvals, or failure to obtain them on a timely basis, could result in delays and abandonment or restructuring of projects and increased costs, all of which could negatively affect our profitability and cash flows. In addition, such regulations may be changed from time to time in response to economic or political conditions, and the implementation of new regulations or the modification of existing regulations affecting the mining and metals industry could increase our costs and have a material adverse impact on business, results of operations, financial condition and liquidity.

      There can be no assurance that we will be in compliance with all applicable statutes or regulations at all times or that steps to bring us into compliance would not materially adversely impact our business, results of operations, liquidity or financial condition. Reference is made to “Risks and Uncertainties — Environmental Risks” above.

Capital Requirements and Operating Risks

      As discussed under “Cash Flows, Liquidity and Capital Resources — Contractual Obligations and Commercial Commitments” above, each of our two current principal primary metals business units, the Canadian and United Kingdom operations and PT Inco, has required, and is expected to continue to require, certain levels of investment to sustain their current levels of production. For 2004, as discussed under “Outlook — 2004 Planned Capital Expenditures and Production” below, we currently forecast capital expenditures totalling approximately $1,040 million for 2004, covering sustaining capital for our current primary metals business units as well as planned expenditures for our Goro and Voisey’s Bay projects and other development projects. This total amount assumes a level of capital expenditures for our Goro project of $220 million, which may be higher or lower depending upon the results of the second phase of the review process referred to under “Results of Operations — 2003 Compared with 2002 — Goro Project Suspension Costs” above and assuming that we decide to proceed with the project in the summer of 2004, and other developments, and $430 million for the initial phase of our Voisey’s Bay project. To meet such capital expenditures requirements for 2004 and at least until 2006 given the current projected expenditure for our two development projects, we must generate sufficient internal cash flows and/or be able to utilize available financing sources.

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

Labour Relations

      Collective agreements with unionized hourly production and maintenance workers at our Ontario operations ended on May 31, 2003. We were not able to negotiate new collective agreements by that date and these workers went on strike, with the strike lasting until August 29, 2003 when new collective agreements expiring on May 31, 2006 were entered into by the Company and the local unions representing these workers. This strike had a material adverse effect on our 2003 production of nickel, copper and certain other metals and results of operations, profitability and cash flows for 2003. A three-year collective agreement with our unionized office, clerical and technical employees at our Ontario operations remains in effect until March 31, 2004. While preliminary negotiations covering a new collective agreement with these employees have been held, we cannot predict whether a new agreement will be entered into without a labour disruption. We do not believe that such a disruption would have an adverse effect on production at our Ontario operations. On September 15, 2002, a new three-year collective agreement with our unionized workers at our Manitoba operations was successfully negotiated. Our PT Inco subsidiary entered into a new two-year collective labour agreement with its union in January 2003 which expires in December 2004. While there were no significant problems in reaching this latest agreement with PT Inco’s labour force, with the increased potential for actions of non-government organizations and other activist groups, the current uncertain economic and political situation in Indonesia and the general increase in labour activism in that country, there can be no assurance that such activism will not adversely affect PT Inco’s ability to successfully operate. Any disruption in PT Inco’s operations as a result of labour issues or other issues may adversely affect its operations and could materially adversely impact our business, results of operations, financial condition and liquidity. At Goro, we currently have two unions representing some of our employees. In early September 2002, Goro experienced labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, the decision was made in late September 2002 to curtail certain activities at the project’s site to enable the project company, Goro Nickel S.A., contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. A number of procedures were put in place prior to the start of the comprehensive review in early December 2002 and we have been seeking to complete the implementation of these and other procedures as part of the negotiation of labour, site or other, accords to help minimize any such disruptions in the future. Through an employer’s association, of which we are the controlling member, we negotiated a collective agreement effective September 2002 covering the construction of the first phase of the Voisey’s Bay project.

      There can be no assurance that we will be able to maintain positive relationships with our employees at our operations in Canada and elsewhere or that new collective agreements will be entered into without work interruptions as in the case of the three-month strike at our Ontario operations in 2003. We could also be adversely affected by labour disruptions involving third parties who may provide us with goods or services at our operations in Canada and elsewhere. For example, as discussed above, our Goro project experienced labour disruptions by certain employees of the project’s construction subcontractors. Strikes and other labour disruptions at any of our operations and lengthy work interruptions at our Goro or Voisey’s Bay projects could materially adversely affect the timing of completion and the cost of either project, as well as our business, results of operations, financial condition and liquidity.

Uncertainty of Ore Reserve Estimates

      Our reported ore reserves as of December 31, 2003 are estimated quantities of proven and probable ore that, under present and anticipated conditions, can be legally and economically mined and processed by the extraction of their mineral content. We determine the amount of our ore reserves in accordance with the requirements of the applicable securities regulatory authorities and established industry practices. To the extent that we are required by regulatory authorities to change the metal prices, expenditures and other assumptions we use in preparing these estimates, then these estimates could change significantly. The volume and grade of reserves actually recovered and rates of production from our present ore reserves may be less than geological measurements of the reserves. Furthermore, market price fluctuations in nickel, other metals and exchange rates, and changes in operating and capital costs may in the future render certain ore reserves uneconomic to mine and result in significant reductions in our reported estimates of proven and probable ore reserves.

      No assurance can be given that the indicated amount of ore will be recovered or that it will be recovered at the rates anticipated by us. Our ore reserve estimates are based on limited sampling and, consequently, are uncertain because the samples may not be representative of the entire orebody. As more knowledge and understanding of the orebody is obtained, the reserve estimates may change significantly, either positively or negatively.

Sensitivities

      Our financial results are sensitive to, among other things, changes in prices for nickel and other metals, the Canadian-U.S. dollar exchange rate and interest rates. Our financial results are also affected by changes in the Indonesian rupiah-U.S. dollar exchange rate, but to a lesser extent since PT Inco’s revenues and many of its expenses are denominated in U.S. dollars. We have changed our methodology to calculate the impact on our basic net earnings per share of a 10 per cent change in the market risk exposures that we believe have the most significant impact on our net earnings. Based on this methodology, the following table shows the approximate full-year impact of a 10 per cent change in our principal market risk exposures on our basic net earnings per share based on planned 2004 deliveries of Inco-source metals and after taking into consideration our principal derivative instrument positions as of December 31, 2003. These market risk exposures have been selected as management believes they have had, and are currently expected to continue to have, the most significant impact on our net earnings per share:

		Impact on Basic Net Earnings
Sensitivities as of December 31, 2003	10% change	per Share(1)

Metals
Nickel	$0.76 per pound	$0.89
Copper	0.10 per pound	0.09
Cobalt	2.23 per pound	0.03
Platinum	81.00 per troy ounce	0.03
Palladium	19.00 per troy ounce	0.01
Energy
Fuel Oil	2.44 per bbl	0.02
Natural Gas	0.68 per MM BTU	0.01
Currencies
U.S. $1.00 per Cdn	$0.077 cents	0.87
U.S. $1.00 per Indonesian rupiah (per thousand)	0.01 cents	0.01
Share appreciation rights	4.00 per share	0.03

(1)	Canadian GAAP basic net earnings per share. Each sensitivity assumes other factors are held constant.

     As indicated in the table above, the most significant sensitivities in terms of the effect on our basic net earnings per share are nickel prices and the Canadian dollar-U.S. dollar exchange rate.

      Cash expenditures for our development projects will be incurred primarily in Canadian dollars for our Voisey’s Bay project and in Australian dollars and Euros for our Goro project. Although changes in these currencies will affect the ultimate carrying value of the related assets in U.S. dollar terms, they will not have any impact on our earnings until such projects are fully developed and have achieved commercial start-up when they will be subject to depreciation in accordance with our depreciation policy (reference is made to note 1 to our 2003 consolidated financial statements). A 10 per cent change in each of the value of the Australian dollar and Euro relative to the U.S. dollar as at December 31, 2003 would change currently planned 2004 capital expenditures for the Goro project, assuming that a decision to proceed with the project is made in the summer of 2004, by $3 million and $6 million, respectively, after taking into consideration outstanding derivative contracts as at December 31, 2003. A 10 per cent change in the value of the Canadian dollar relative to the U.S. dollar at December 31, 2003 would change planned 2004 capital expenditures for the Voisey’s Bay project by $30 million after taking into consideration outstanding derivative instruments as at December 31, 2003. After taking into consideration the additional forward currency contracts entered into during the January 2, 2004 to March 12, 2004 period in respect of the Voisey’s Bay project, a 10 per cent change in the value of the Canadian dollar relative to the U.S. dollar at December 31, 2003 would change planned 2004 capital expenditures for the Voisey’s Bay project by $10 million.

      The following represents the sensitivity analysis as of December 31, 2002 prepared using the same methodology as above for comparative purposes:

		Impact on Basic Net Earnings
Sensitivities as of December 31, 2002	10% change	per Share(1)

Metals
Nickel	$0.32 per pound	$0.37
Copper	0.07 per pound	0.06
Cobalt	0.67 per pound	0.01
Platinum	60.00 per troy ounce	0.01
Palladium	23.00 per troy ounce	0.01
Energy
Fuel Oil	2.63 per bbl	0.01
Natural Gas	0.52 per MM BTU	0.01
Currencies
U.S. $1.00 per Cdn$	0.063 cents	0.82
U.S. $1.00 per Indonesian rupiah (per thousand)	0.01 cents	0.01
Share appreciation rights	2.12 per share	0.01

(1)	Canadian GAAP basic net earnings per share. Each sensitivity assumes other factors are held constant.

     While the sensitivity analyses presented in the tables above represent our best estimate of the impact of specified assumed changes in the identified market risk scenarios, actual results could differ from those reflected. The sensitivity analyses presented are subject to various limitations and uncertainties which may affect the impact on basic net earnings per share.

      These sensitivity analyses have been prepared based on a change of 10 per cent in the market rates or prices at December 31, 2003 and 2002. The impact on basic net earnings per share has been determined based on discrete changes in the identified risks. If there are changes in two or more of the identified risks, the above impact on basic net earnings per share may not accurately reflect the actual impact on our net earnings per share.

      These sensitivity analyses also include assumptions relating to our then projected operations during 2004 in the case of the sensitivity analyses as of December 31, 2003 and during 2003 in the case of the sensitivity analysis as of December 31, 2002. As we are affected and influenced by changes in the business and economic environments in which we operate, the changes reflected in the sensitivity analyses above may be different or may prove to be inaccurate, including in relation to their impact on basic net earnings per share. The most significant assumptions which may be affected relate to levels of production, consumption rates, forecasted costs of production, tax rates and deliveries.

      These sensitivity analyses provided are not intended to fully reflect the net market risk exposures since certain exposures would encompass events that are uncertain or could not be foreseen. Some of these events are outlined in our discussion above on “Risks and Uncertainties” affecting our business. For example, with respect to metal prices, extended declines in prices, particularly nickel prices, due to unusual economic developments or other unforeseen events would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, unusual or irrational actions by competitors could, for example, change the nickel market supply-demand relationship and other factors fundamental to our business causing declines in metal prices. In addition, significant and prolonged increases in energy prices and/or the Canadian dollar relative to the U.S. dollar would have a material adverse effect on our costs of production, results of operations and financial condition. There are also a wide range of other uncertainties in the business environment that could result in material limitations with respect to the accuracy of the sensitivity analyses for net market risk exposures, including cost inflation, relations with our employees, avoidance of major accidents at our producing locations, and the average grades of ore mined and the certainty of estimated proven and probable ore reserves at our operations. Unanticipated changes in environmental laws and regulations could also result in limits on production and/or significantly increased capital spending to meet such changes.

Derivative Instrument Positions

      As supplemental information, the following table shows the notional amounts of our principal derivative instrument positions as at December 31, 2003:

As of December 31, 2003	2004	2005	2006	Total

Metals
LME Forward Nickel Purchase Contracts(1) (tonnes)	8,058	768	222	9,048
Average price ($ per tonne)	12,706	8,442	8,850	12,250
Contract amount (in $ millions)	102	7	2	111
Fair value (in $ millions)	28	4	1	33

LME Forward Nickel Sell Contracts(2) (tonnes)	4,104	—	—	4,104
Average price ($ per tonne)	15,858	—	—	15,858
Contract amount (in $ millions)	65	—	—	65
Fair value (in $ millions)	(3)	—	—	(3)

Palladium Fixed Price Swaps (troy ounces)	—	9,390	—	9,390
Average price ($ per troy ounce)	—	295	—	295
Contract amount (in $ millions)	—	3	—	3
Fair value (in $ millions)	—	1	—	1

Platinum Fixed Price Swaps (troy ounces)	39,600	30,828	12,000	82,428
Average price ($ per tonne)	634	647	651	641
Contract amount (in $ millions)	25	20	8	53
Fair value (in $ millions)	(6)	(4)	(1)	(11)

Gold Fixed Price Swaps (troy ounces)	30,648	29,956	—	60,604
Average price ($ per troy ounce)	387	390	—	388
Contract amount (in $ millions)	12	12	—	24
Fair value (in $ millions)	(1)	(1)	—	(2)

Platinum range forward options (troy ounces)	30,774	19,540	10,003	60,317
Average (minimum-maximum) ($ per troy ounce)	618-753	678-812	651-785	643-777
Contract amount (in $ millions)	19-23	13-16	7-8	39-47
Fair value (in $ millions)	(2)	(1)	—	(3)

Gold range forward options (troy ounces)	15,324	—	—	15,324
Average (minimum-maximum) ($ per troy ounce)	345-415	—	—	345-415
Contract amount (in $ millions)	5-6	—	—	5-6
Fair value (in $ millions)	—	—	—	—

Fuel Oil Swaps (tonnes)	80,000	40,000	—	120,000
Average Price ($ per tonne)	132	136	—	134
Contract amount (in $ millions)	11	5	—	16
Fair value (in $ millions)	3	1	—	4

Currencies
Cdn.$ forward contracts (millions)	85	—	—	85
Average price (U.S.$)	0.717	—	—	0.717
Contract amount (in $ millions)	61	—	—	61
Fair value (in $ millions)	4	—	—	4

As of December 31, 2003	2004	2005	2006	Total

Aus. $(millions)	66	—	—	66
Average price (U.S.$)	0.525	—	—	0.525
Contract amount (in $ millions)	35	—	—	35
Fair value (in $ millions)	22	—	—	22

Euro (millions)	40	—	—	40
Average price (U.S.$)	0.873	—	—	0.873
Contract amount (in $ millions)	35	—	—	35
Fair value (in $ millions)	21	—	—	21

Interest Rate Swaps (notional principal amount in $ millions) (maturity 2012)	—	—	—	400
(maturity 2015)	—	—	—	300
Fair value (in $ millions)	—	—	—	2

(1)	LME nickel purchase contracts were substantially offset by fixed price customer contracts with identical terms to more fully expose us to nickel price risk.
(2)	LME nickel sell contracts were entered into to minimize the nickel price risk associated with purchased nickel inventories.

     The following table shows the notional amounts of our principal derivative instrument positions as at December 31, 2002:

As of December 31, 2002	2003	2004	2005	Total

Metals
LME Forward Nickel Purchase Contracts(1) (tonnes)	7,158	504	402	8,064
Average price ($ per tonne)	6,314	6,148	5,996	6,288
Contract amount (in $ millions)	45	3	3	51
Fair value (in $ millions)	6	1	—	7

Palladium Fixed Price Swaps (troy ounces)	15,330	—	9,390	24,720
Average price ($ per troy ounce)	830	—	295	627
Contract amount (in $ millions)	13	—	3	16
Fair value (in $ millions)	9	—	1	10

Platinum Fixed Price Swaps (troy ounces)	62,400	7,260	—	69,660
Average price ($ per troy ounce)	550	555	—	551
Contract amount (in $ millions)	34	4	—	38
Fair value (in $ millions)	(3)	—	—	(3)

Fuel Oil Swaps (tonnes)	90,000	30,000	—	120,000
Average price ($ per tonne)	119	130	—	122
Contract amount (in $ millions)	11	4	—	15
Fair value (in $ millions)	2	1	—	3

Currencies
Cdn.$ forward contracts (millions)	20	—	—	20
Average price (U.S.$)	0.643	—	—	0.643
Contract amount (in $ millions)	13	—	—	13
Fair value (in $ millions)	—	—	—	—

As of December 31, 2002	2003	2004	2005	Total

Aus. $(millions)	274	116	—	390
Average price (U.S.$)	0.518	0.522	—	0.519
Contract amount (in $ millions)	142	60	—	202
Fair value (in $ millions)	8	2	—	10

Euro (millions)	213	60	—	273
Average Price (U.S.$)	0.886	0.873	—	0.883
Contract amount (in $ millions)	189	52	—	241
Fair value (in $ millions)	42	10	—	52

Interest Rate Swaps (notional principal amount in $ millions) (maturity 2022)	—	—	—	159
Fair value (in $ millions)	—	—	—	8

(1)	LME nickel purchase contracts were substantially offset by fixed price customer contracts with identical terms to more fully expose us to nickel price risk.

     With respect to metals derivative instruments, in 2003 we increased our outstanding position in the derivatives used to hedge a portion of our planned production of platinum and we entered into hedges for a portion of our future production of gold. No new positions were added for hedging of our palladium production. With respect to derivative instruments for currencies, we entered into Canadian dollar forward contracts to hedge a portion of the Canadian dollar-denominated capital costs for the initial phase of Voisey’s Bay. No new positions were engaged for the Euro and Australian dollars in respect of the Goro project because of the suspension of this project in late 2002 as discussed above. In 2003, our interest rate swap in respect of our 9.60% Debentures due 2022 was cancelled and this debt was redeemed. We entered into new swap arrangements in 2003 to manage the entire amount of the interest rate risk associated with our 5.70% Debentures due 2015 and our 7.75% Notes due 2012.

Off-Balance Sheet Financing Arrangements

      In addition to the derivative instruments referred to under “Risks and Uncertainties” above, the off-balance sheet financing arrangements we currently have in place involve accounts receivable securitized financing arrangements in the United States and Japan with unrelated entities under which up to approximately $92 million in eligible receivables may be sold by us to these entities at any time. Under these accounts receivable financing arrangements, a significant deterioration in our credit rating and/or accounts receivable being sold could give the purchaser of such receivables the right not to renew the arrangements. We have accounted for these securitizations as asset sales since their inception but have recorded where relevant any loss retention reserves with respect to the sale. As at December 31, 2003, the aggregate amount of receivables sold was $17 million. We do not currently believe that our liquidity would be substantially reduced if these arrangements were not available to us.

Critical Accounting Policies and Estimates

      Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our ongoing evaluation of these estimates form the basis for making judgments about the carrying value of assets and liabilities and the reported amounts for revenues and expenses. Actual results may differ from these estimates. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies are those that affect our 2003 consolidated financial statements materially and involve a significant level of judgment by us. A summary of our significant accounting policies, including critical accounting policies, is set forth in note 1 to our 2003 consolidated financial statements. Our critical accounting policies include inventories, property, plant and equipment, depreciation and depletion, asset impairment, asset retirement obligations, future employee benefits and income and mining taxes.

Inventories

      We have substantial investments in inventories of finished metals and in-process stocks. The levels of finished metals inventories are generally driven by customer requirements and servicing commitments by our global marketing organization. In-process inventory levels are generally a function of operating requirements and include raw materials in transit. Inventories are costed based on average costs to produce, including all direct costs incurred through to the applicable stage of production such as labour and materials, depreciation and depletion, as well as an allocated portion of overheads.

      The costing of metals produced at our Ontario operations is primarily to establish values for metals in inventory and cost of sales. Copper and nickel are treated as co-products and share expenses pro rata based on pounds produced unless a plant is specifically used for the upgrading of only one metal or the other. Common costs (costs that are not separately identifiable to one metal) incurred by nickel and copper mined are apportioned between the metals on the basis of tonnes of metal produced through the common mine and mill processes. Once expenditures are required to further finish a particular metal, all such expenditures are assigned to that metal. The remaining metals (cobalt and precious metals) are by-products and incur expenses only when some specific steps are taken towards their recovery. Co-product costing for copper is used because of the significant quantities of copper contained in the ores at our Ontario operations.

      We do not have significant quantities of stockpiled ore on hand due to the integrated nature of our operations. In addition, we do not use leach pads as a processing method at any of our operations.

Property, Plant and Equipment

      Canadian GAAP contains an apparent conflict in the treatment of mineral rights with respect to balance sheet classification. CICA 1581, Business Combinations, defines such assets as intangible assets, while CICA 3061, Property, Plant and Equipment, defines acquired mineral rights as property, plant and equipment. We have interpreted the adoption of CICA1581 and its companion statement, CICA 3062, Goodwill and Other Intangible Assets, in a manner that has led us to conclude that we are not required to change how we account for such mineral rights under Canadian GAAP. In the United States, SFAS No. 141, Business Combinations, which is consistent with CICA 1581, requires that under United States GAAP mineral rights are classified as intangible assets. This matter has been referred to the Emerging Issues Task Force (“EITF”) of the United States Financial Accounting Standards Board for its consideration. There can be no certainty as to the conclusions the EITF will reach, nor as to whether the apparent conflict under Canadian GAAP will be resolved. For Canadian GAAP, we have classified such assets, less the related accumulated depreciation, depletion and amortization, as “Property, plant and equipment, net” on our consolidated balance sheet.

      The only significant mineral rights that have a carrying value on our balance sheet relate to the Voisey’s Bay deposits acquired in 1996. For United States GAAP purposes, with respect to this acquisition, the carrying value has been reclassified from property, plant and equipment to intangible assets on the balance sheet and comprises a gross carrying value balance of $2,471 million in 2003 and 2002. There is no impact on the amortization of the portion of the intangible asset value assigned to the estimated proven and probable ore reserves until commencement of mine production currently estimated to start in 2006.

      With respect to the portion of the intangible asset value assigned to the remainder of the deposit, the difference between the carrying value and the residual value is being amortized on a straight line basis over the period until estimated proven and probable ore reserves are established and underground development and mining are expected to commence. This results in a pre-tax annual charge to net earnings of $2 million under United States GAAP.

Exploration Properties

      We use a multi-stage process to advance an exploration property from initial exploration through to the point of a development decision. The initial stage or reconnaissance assessment includes a review of available information, mapping, initial drilling and possibly down-hole geophysical surveys. If no mineralization is intersected or low-grade mineralization is intersected with limited potential, the program is stopped. The second stage proceeds if mineralization is discovered of sufficient width and grade to indicate economic potential. When sufficient drilling has been conducted, a geological model is constructed and the first estimate of the potential tonnage and grade is made. Scoping/conceptual studies for engineering/ financial evaluations are also done. This allows an initial order of magnitude evaluation to be completed. If this initial evaluation is positive, further exploration work and infill drilling is conducted to provide sufficient information to establish a mineral resource estimate at the inferred classification. This stage may take from one to three years depending on the depth of the deposit. The third stage encompasses a preliminary feasibility assessment. Based on the geological model and geophysical information, certain areas are selected to carry out detailed drilling to assess the short-range variability in the geometry and grade of the mineralization. Bench scale milling tests are also carried out as further infill drilling and a detailed geological model is then constructed for the deposit. Simulation models are also developed to assess mining method alternatives and grade control methods. This process allows the selection of the mining method and processing design. Estimation of the mineral resources is performed and the development plan is finalized. A preliminary feasibility study is then completed along with financial evaluations and estimates of ore reserves. This stage usually takes two to three years to complete. If the preliminary feasibility study is positive, work would then progress to the final stage where a final feasibility study is prepared. This would involve detailed infill drilling of areas where initial production would occur, metallurgical pilot plant testing, geotechnical testing and modelling, construction of the final geological model and block models, layout of work places, detailed costing, financial evaluation and estimated ore reserves. This final stage usually takes from one to two years.

      The overall process can take from about four to ten years. However, many factors impact the actual length of time required. For example, open pit and laterite deposits near existing facilities take the shortest time, with sulphide deposits near existing facilities, generally in the mid-range and new or “greenfield” projects, which require new facilities are in the longer time range. In addition, the timing of commencement of the work can be impacted by the need for ore for production requirements.

      Exploration properties that contain estimated proven and probable ore reserves, but for which a development decision has not yet been taken, are subject to periodic review for impairment in accordance with our Company’s accounting policy when events or changes in circumstances indicate the related carrying value may not be recoverable.

Depreciation and depletion

      Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the declining balance or straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated operating mine life based upon estimated proven and probable ore reserves unless we believe the asset can be utilized in another facility after the mining operations have ended.

      Costs relating to our operating mines include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production method over the estimated life of the orebody based on the anticipated production from our twenty-year mine plan. A per tonne amortization rate is estimated based on the net book value of the mine, anticipated capital costs to access the relevant estimated proven and probable ore reserves in our mine plan and estimated production from such estimated proven and probable ore reserves in our mine plan. The amount of estimated proven and probable ore reserves at our operating mines is in excess of that currently anticipated to be produced in our present mine plan.

      The calculation of the units-of-production rate of amortization and, accordingly, the annual amortization charge to operations, could be materially affected to the extent that actual production in the future is different from current forecasts of production based on estimated proven and probable ore reserves and forecast future capital expenditures. This would generally be the case where there were significant changes in any of the factors or assumptions used in estimating proven and probable ore reserves. These factors could include (i) an expansion of estimated proven and probable ore reserves through exploration activities, (ii) differences between estimated and actual cash costs of mining, due to differences in grade, metal recovery rates and foreign currency exchange rates from those assumed, and (iii) differences between actual commodity prices and the commodity price assumptions used in the estimation of proven and probable ore reserves. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine.

      The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described in note 1 to our 2003 consolidated financial statements.

      Significant judgment is involved in the determination of useful lives and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purpose of depreciation, depletion and amortization calculations.

      For United States GAAP purposes, amortization of the deferred mine development costs is calculated on a unit-of-production basis over the estimated proven and probable ore reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the amortization charge.

      Life of mine plan development comprises capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category include ore haulage shafts, initial decline, ore passes, ventilation and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are amortized on a unit-of-production basis over the total estimated proven and probable ore reserves.

      Area-specific development costs, which are amortized over estimated proven and probable ore reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include: access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the ore body. These costs are amortized on a units-of-production basis over the estimated proven and probable ore reserves that can be currently accessed without future capital development costs being incurred.

      Ongoing mine development costs that provide access to ore for less than two years’ production are expensed as incurred.

      For United States GAAP purposes, we have restated PT Inco’s depreciation and depletion expense for the amortization of deferred mine development costs and changed the amortization of other assets from a unit-of-production to a straight line method over the lesser of the asset’s useful life up to 10 years in respect of mine and mobile equipment; the lesser of the asset’s useful life and the term of the current contract of work that expires in 2025 in respect of roads, bridges and process plant buildings and equipment; and, in the case hydroelectric facilities, the lesser of the asset’s useful life up to 50 years.

      For United States GAAP purposes we have restated our depreciation and depletion expense for 2002 to conform to United States GAAP described above. As a result of this change, certain balance sheet accounts as of January 1, 2002 were restated as follows: the deficit increased by $2 million; property, plant and equipment increased by $4 million; minority interest increased by $12 million; and deferred income and mining taxes decreased by $6 million. The effect of the change in methodology was a decrease to depreciation and depletion expense of $38 million in 2003 (2002 — $13 million). The cumulative effect was a decrease to our net earnings of $2 million, or 1 cent per share, in 2002, which is shown as a cumulative effect of a change in accounting principle. For 2001, the impact would have been a decrease in depreciation and depletion expense of $9 million.

      Effective January 1, 2004, we will adopt for Canadian GAAP purposes the depreciation and depletion method described above for United States GAAP purposes. We are evaluating what impact this change will have on our 2004 consolidated financial statements and whether we are able to retroactively apply this change although applicable pronouncements indicate that it is to be applied prospectively. Had this method been applied beginning January 1, 2002, net earnings for 2003 and 2002 would have increased by $16 million and $5 million, respectively.

Impairment

      We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected commodity prices (considering current and historical prices, price trends and related factors), production levels, cash costs of production, capital and reclamation costs, all based on detailed life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of nickel or other commodities that will be obtained from proven and probable ore reserves and all related mineral interests, after taking into account losses during ore processing and treatment. Significant management judgment is involved in estimating these factors, which include inherent risks and uncertainties. The assumptions we use are consistent with our internal planning. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

      In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups, taking into consideration movements of intermediate products to ensure the utilization of available capacity across our operations. All assets at a particular operation are considered together for purposes of estimating future cash flows.

      We periodically review our equity method investments to determine whether a decline in fair value below the carrying amount is other than temporary. In making this determination, we consider a number of factors related to the financial condition and prospects of the investee, including (i) a decline in the valuation of the equity investee for an extended period of time, (ii) an inability to recover the carrying amount of the investment or inability of the equity investee to sustain an earnings capacity which would justify the carrying amount of the investment, and (iii) the period of time over which we intend to hold the investment. If the decline in fair value is deemed to be other than temporary, the carrying value is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment, based on future cash flows of the equity investee and other relevant factors. As significant judgment is required in assessing these factors, it is possible that changes in any of these factors in the future could result in an other than temporary decline in value of an equity investment and could require us to record an impairment charge to operations in future periods.

      There were no impairment losses on long-lived assets recorded in 2003. In 2002, the Company recorded an asset impairment charge of $2,415 million as follows:

($ millions)

Voisey’s Bay project	$2,322
Victor Deep project (Ontario)	34
Write-off of accounts and notes receivable	33
Write-down of production assets	17
Other	9

Total	$2,415

      The impairment loss with respect to the Voisey’s Bay project was determined using the following assumptions:

(a) revenue assumptions for purposes of estimating future cash flows were based on the same commodity prices and exchange rates used to estimate proven and probable ore reserves at the end of 2001 as follows: nickel $3.20 per pound (LME cash nickel price); copper $1.00 per pound; cobalt $7.00 per pound (reduced from $10.00 per pound used for ore reserves at the end of 2001) and a long-term U.S. dollar/ Canadian dollar exchange rate of $1.00 - $1.43;

(b) the estimated production of nickel and copper concentrates were based on a concentrator operation capable of producing concentrate sufficient to refine on average 110 million pounds of nickel per year. Initial processing of the nickel concentrate has been assumed to be done at the our Ontario and Manitoba operations for a period of years while hydrometallurgical processing facilities are developed and built in the Province of Newfoundland and Labrador. Thereafter processing has been assumed to occur at these new hydrometallurgical facilities;

(c) these production levels were based on initial production from the currently established estimated proven and probable ore reserves followed by production from underground sources where it has been assumed that estimated proven and probable ore reserves would be established by the start of underground mining currently anticipated to occur in 2017; estimates of the quantity of ore and its grade that may be contained in such underground sources, the cost of mining such ore and the capital cost of mine development are subject to considerable uncertainty; and

(d) the cost of operations were developed based on the definitive agreements entered into by us with the Province of Newfoundland and Labrador that established the project scope, tax regime applicable to the project and the size and nature of the production facilities, among other things. Operating costs for mining and processing operations were developed based on our experience in mining and processing similar ores at our Ontario and Manitoba operations. Where production processes called for the use of new technology, cost estimates were developed by our technical personnel involved in the development of the process technologies. Estimated costs associated with the impacts and benefits agreements entered into between us and two Aboriginal groups were also taken into consideration in developing the overall cost of operations.

      The estimated proven and probable ore reserves for the Voisey’s Bay project were based on a feasibility study prepared in 1996 and have been supported by additional exploration work and evaluations since that time. Subsequent to the impairment evaluation, we completed a bankable feasibility study for the initial phase of the Voisey’s Bay project that includes construction of an open pit mine and concentrator, a port and related infrastructure development. Construction of the initial phase of our Voisey’s Bay project is well underway as described above.

Asset Retirement Obligations

      Our mining operations involve activities that have a significant effect on the area surrounding such operations. We estimated our ultimate reclamation and closure costs (including those that we expect to incur during operations) would total $904 million. Effective January 1, 2003, we adopted CICA 3110, Accounting for

Asset Retirement Obligations. CICA 3110 requires that we record the fair value of our estimated asset retirement obligations when a legal obligation is incurred. These liabilities are accreted to full value over time through charges to income.

      The accounting estimates related to reclamation and closure costs are critical accounting estimates because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a relatively long period; (ii) reclamation and closure laws and regulations could change in the future or circumstances affecting our operations could change, either of which could result in significant changes to our current plans and future costs; (iii) calculating the fair value of our asset retirement obligations requires management to assign probabilities to projected cash flows, to make long-term assumptions about inflation rates, to determine our long-term credit-adjusted, risk-free interest rates and to determine market risk premiums that are appropriate for our operations over long periods of time; and (iv) given the magnitude of our estimated reclamation and closure costs, changes in any or all of these estimates could have a material impact on our profitability and/or our financial condition.

      To calculate the fair value of these obligations, we discounted the projected cash flows at our estimated credit-adjusted, risk-free interest rates which ranged from two per cent to eight per cent for the corresponding time periods over which these costs would be incurred. The inflation rates and discount rates we used to calculate the fair value of our asset retirement obligations are critical factors in the calculation of future value and discounted present value costs. We estimated the cash flows for asset retirement obligations assuming the most likely set of outcomes. In general, given the nature of our business and specificity of our assets, there are very restrictive ways in which to retire our assets and conform to the applicable environmental regulations including closure and related requirements. Therefore, in such instances, a range of likely outcomes was not used because multiple approaches to retire our assets were not appropriate. We applied a market risk premium to the total obligations to reflect what a third party might demand to assume our asset retirement obligations. The market risk premium was based on market-based estimates of rates that a third party would have to pay to insure its exposure to possible future increases in the value of these obligations. Significant and difficult judgements by management are required in arriving at these estimates and, as noted above, changes in the estimates could have a material impact on our profitability.

      In addition, there are certain environmental issues pertaining to former industrial sites that were retained by us relating to former businesses that had been sold by us. In determining whether a liability exists in respect of these environmental issues, we apply the criteria for liability recognition set forth in applicable accounting standards. We regularly review the status of environmental issues to determine whether a liability should be established or an additional liability recognized with the corresponding charge to our earnings.

Future Employee Benefits and Costs

      Pension expense is determined separately for each of our pension plans and other post-retirement arrangements based on the principles outlined in both Canadian and United States accounting standards. Assets are valued using a market-related value, determined based on the current market value and the market values in the previous four years (that is, with an averaging of experience gains and losses over the five year period). The expected return on assets assumption is based on current bond yields, an expected equity risk premium and an allowance for expected value added as a result of active management, where applicable. For 2004, the long-term rate of return on assets assumption has been reduced from 8.5 per cent to 8.0 per cent. This long-term rate of return on assets assumption is reviewed on an annual basis.

      Liabilities are determined as a present value of future anticipated cash flows using a discount rate based on corporate AA bond yields at the valuation date and an inflation expectation consistent with the corporate AA bond yield curve. Differences between the estimated future results and actual future results are amortized (to the extent that the cumulative experience gain or loss is in excess of the permitted 10 per cent corridor under Canadian GAAP) over the expected average remaining service life of the active members (EARSL). This 10 per cent corridor, as defined by Canadian GAAP, represents 10 per cent of the greater of the post-retirement benefits obligations and the fair value of plan assets. The return on assets assumption and the discount rate, salary and inflation assumptions used to value the liabilities are reviewed annually and are determined based on a consistent framework from year-to-year. The most significant risk is that the assumptions will prove to be either too high or too low in the long term. It is reasonable to assume that there will be a significant variation between the assumptions (which are set within the framework of a long-term commitment) and actual experience in any one year. Over the long-term, cumulative pension expense is expected to produce an appropriate reflection of the costs associated with the pension program.

      The expense for other post-retirement benefits or non-pension benefits is based on a similar methodology and similar determination of the liability value. The discount rate used is the same as that determined for the pension obligations. The inflation rate assumed for medical costs is based on our history of healthcare spending. The assumption for the ultimate health care trend rates relates to the overall economic trends. With this reasoning, the ultimate trend rate is comprised of the assumed inflation rate, real gross domestic product growth of 1.5 per cent to 2 per cent and health care expenditure growth rate at a slightly higher rate over the long term.

      We currently estimate that a 0.5 per cent increase or decrease in the return on assets assumption would result in a corresponding $10 million decrease or increase, in annual pension expense. Changes to the return on assets assumption would have no significant effect on funding requirements, as our contributions are primarily determined based on the applicable Canadian regulatory solvency funding requirements (that is, the windup valuation). Under this valuation methodology, liabilities for solvency valuation are based on market bond yields and the excess of liabilities over assets must be amortized over a five-year period. We estimate that a 0.5 per cent increase or decrease in the discount rate assumption would result in a corresponding $5 million decrease or increase in annual pension expense. As we are currently contributing substantially more than the minimum requirements under certain applicable pension standards legislation and we currently plan to continue to do so over at least the next few years, long-term bond yields would need to decline by more than one per cent from current levels to require any increase in contributions.

Income and mining taxes

      The provision or relief for income and mining taxes is calculated based on the expected tax treatment of transactions recorded in our 2003 consolidated financial statements. The objectives of accounting for income and mining taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our 2003 consolidated financial statements or tax returns. In determining both the current and future components of income and mining taxes, we interpret tax legislation in a variety of jurisdictions as well as make assumptions about the expected timing of the reversal of future tax assets and liabilities. If our interpretations differ from those of tax authorities or if the timing of reversals is not as anticipated, the provision or relief for income and mining taxes could increase or decrease in future periods. In estimating deferred income and mining tax assets, a valuation allowance is determined to reduce the future income tax assets to the amount that is more likely than not to be realized. This valuation allowance for 2003 amounted to $27 million, comprising (i) $3 million in respect of non-capital losses available to Goro Nickel S.A., (ii) $12 million in respect of net capital losses available in the United States and United Kingdom, and (iii) $12 million in respect of unrealized capital losses arising from the write-down of certain investments and other assets. In 2002, the valuation allowance was $57 million, comprised of (i) $2 million in respect of non-capital losses for Goro Nickel S.A., (ii) $20 million in respect of net capital losses in the United States and United Kingdom, (iii) $12 million in respect of unrealized capital losses arising from the write-down of certain investments and other assets, and (iv) $23 million in respect of accrued unrealized foreign exchange losses on foreign currency denominated long-term debt. In 2001, the valuation allowance amounted to $48 million, representing (i) $25 million in respect of net capital losses available in Canada, the United States and United Kingdom, and (ii) $23 million in respect of capital losses for accrued unrealized foreign exchange losses on foreign currency denominated long-term debt. These valuation allowances have been provided for as it is more likely than not that these non-capital and net capital losses will be realized for tax purposes in the future. In each year, the amount of the valuation allowance reduces the future income tax assets and effectively increases the amount of the net deferred income tax liabilities and, accordingly, the provision for income and mining taxes on the earnings statement. Additional information regarding our accounting for income and mining taxes is contained in note 7 to our 2003 consolidated financial statements.

Accounting Changes

2001

      Effective January 1, 2001, we adopted, retroactively as a change in accounting policy, a new accounting standard of the CICA in respect of earnings per share. This new standard, which is consistent with United States GAAP, changed the method in which diluted earnings per share are calculated. The effect of this change is described in note 2 to our 2003 consolidated financial statements.

      Also effective January 1, 2001, we adopted, retroactively as a change in accounting policy, a new accounting standard of the CICA in respect of stock-based compensation and other stock-based payments. This new standard, which substantially conforms to United States GAAP, requires either the recognition of a compensation expense for grants of stock, stock options and other equity instruments to employees or, alternatively, the disclosure of pro forma net earnings and earnings per share data as if stock-based compensation had been recognized in earnings. The effect of this change is described in note 2 to our 2003 consolidated financial statements.

      Also effective January 1, 2001, we adopted, retroactively, a new accounting standard of the CICA in respect of interim financial statements. As a consequence, we changed our accounting policy, for interim reporting purposes only, in connection with the timing of recognizing the costs associated with the planned annual shutdown of operations for maintenance. Previously, these costs were expensed evenly over the year whereas under the new standard such costs are expensed in the period in which they are incurred. The effect of this change is described in note 2 to our 2003 consolidated financial statements.

      We also adopted, for United States reporting purposes, certain United States standards relating to accounting for derivative instruments and hedging activities effective January 1, 2001. The effect of adopting these standards is described in note 23 to the consolidated financial statements.

2002

      Effective January 1, 2002, we adopted a new standard of the CICA in respect of foreign currency translation, which conforms substantially to United States GAAP, that eliminates the deferral and amortization of currency translation adjustments related to long-term monetary items with a fixed and ascertainable life. The effect of adopting this standard is described in note 2 to our 2003 consolidated financial statements.

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

2003

      Effective January 1, 2003, we adopted, for United States reporting purposes commencing in the first quarter of 2003, a new standard relating to the accounting for costs associated with the exit from or disposal of a business. This standard requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard did not have a significant impact on our results of operations or financial condition.

      In addition, effective January 1, 2003, for Canadian and United States reporting purposes we adopted new standards in respect of accounting for asset retirement obligations. These standards, which are substantially identical, require that a liability for retirement obligations be recognized when incurred and recorded at fair value. The effect of adopting these standards is described in note 2 and note 23 to our 2003 consolidated financial statements.

      Effective January 1, 2003, for Canadian and United States reporting purposes, we changed the accounting for stock-based compensation from the intrinsic value method to one that recognizes in earnings the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The effect of this change in accounting policy is described in note 2 and note 23 to our 2003 consolidated financial statements.

      Effective January 1, 2003, we adopted a new accounting standard of the CICA in respect of the impairment or disposal of long-lived assets, which substantially conforms to United States GAAP. The adoption of the new standard did not have a significant impact on our results of operations or financial condition.

2004

      We will be adopting new accounting guidelines issued by the CICA in respect of hedging relationships for Canadian reporting purposes. The new guidelines will be applied commencing with hedging relationships outstanding on January 1, 2004. We do not anticipate that the new guidelines will have a material effect on our results of operations and financial condition.

      Effective January 1, 2004, we will adopt CICA 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes Canadian GAAP and its sources. We are currently evaluating how this standard will be implemented and what impact the adoption of this new standard will have on our consolidated financial statements.

Outlook

      We continue to pursue our goal of being the world’s most profitable nickel producer through our three-part strategy of maintaining strong low-cost operations focused on high-margin production, pursuing profitable growth and enhancing our strong global marketing position, including the development and sale of value-added products.

      Our two major development projects, Goro and Voisey’s Bay, are currently expected to have a significant effect on our future results of operations, financial condition, profitability and cash flows.

Operations

      At our Manitoba operations, we expect to continue to see lower ore grades in 2004. However, we expect marginally higher production in Manitoba in 2004 due to increased production from this operations’ Birchtree mine and certain concentrator modifications, which will partially offset the lower grades, and despite a planned rebuild of one of this operation’s two furnaces which will result in a single furnace operation for approximately seven weeks during the year.

      At our Ontario operations, we plan to extend intervals between maintenance shutdowns to 18 months from 12 months and as a result our planned production for 2004 is scheduled to increase. This change is expected to raise production in 2004. We also plan to increase purchased intermediates processed at Ontario in 2004 and shutdown sections of the processing facilities for shorter maintenance intervals rather than stopping production for the normal one-month maintenance shutdown. In addition, our current plan for 2004 is to run this operations’ smelter at 5,000 tons per day of furnace feed, above its design capacity. We produce virtually all of our own platinum-group metals from Ontario ores and currently expect production of 400,000 troy ounces in 2004. We are currently developing one orebody, the 170 orebody at Coleman and the Creighton Deep area, to meet our future platinum-group metals production targets as we plan to maintain platinum-group metals production at the 400,000 troy ounces level beyond 2004.

      At PT Inco, we plan to enhance mining methods in 2004 to minimize dilution while optimizing ore grades and blending to mitigate ore chemistry-related delays in the process plant. In order to keep pace with rising production volumes, we are increasing drilling and mine development at PT Inco. This will include mining material from our new mining area of Petea where ore chemistry is amenable to blending with our other Sorowako area ores as high quality feed for PT Inco’s process plant. Initial production from Petea is expected to begin at the end of 2004. At PT Inco, the lack of sufficient low-cost power to maximize production remains a bottleneck in its operations. Energy accounted for about 36 per cent of PT Inco’s total production costs in 2003. We plan to increase production by using more costly fuel-fired generators. We also plan to increase wet ore stockpiling, allowing ore to dry out and drain better since every one per cent reduction in water content saves about seven per cent of the fuel used for PT Inco’s dryers or approximately $2 million in costs per year. In addition, we are working to combine PT Inco’s thermal and hydroelectric systems by late 2004 to generate about 10 megawatts of power more than each system can produce alone. We are currently evaluating whether to build a third dam for PT Inco to raise its hydroelectric capacity by approximately 90 megawatts to approximately 360 megawatts. Such an additional dam could enable PT Inco to produce up to 200 million pounds of nickel-in-matte annually and lower its costs of production by up to about $0.10 to $0.15 per pound.

      In Ontario, we are taking various measures to control costs, including manpower reductions. We reduced our Sudbury workforce by some 160 people in 2003 and currently expect to reduce this workforce by more than 100 people in 2004. In addition, we are targeting lower use and cost of supplies and services through global procurement practices like electronic auctions and volume leverage.

      Our corporate-wide objective is to cut controllable costs across our operations by 10 to 15 per cent over the next 12 to 15 months by developing and putting in place new productivity programs and taking other actions to improve the competitiveness of our operations. We are currently targeting $63 million in cost reductions in 2004.

2004 Planned Capital Expenditures and Production

      Our 2004 capital expenditures are currently expected to total $1,040 million, including, as discussed above, approximately $430 million for the initial phase of the Voisey’s Bay project, approximately $220 million for the Goro project assuming a decision to proceed on this project is made in the summer of 2004 and approximately $390 million in sustaining capital expenditures for existing operations, of which about $60 million will be required for environmental measures and about $135 million for existing operations to maximize nickel production, primarily at PT Inco.

      Our 2004 nickel production is currently expected to be in the range of 227,000 to 231,000 tonnes, up substantially from the 187,173 tonne level in 2003. Our 2003 nickel production was negatively impacted by the strike at our Ontario operations. We expect our purchases of nickel intermediates to increase by over 45 per cent from 2003 levels to approximately 33,570 tonnes in 2004. This external feed source is expected to represent the source of 15 per cent of planned 2004 finished nickel production, up from 23,130 tonnes in 2003 as discussed above. We use purchased intermediates to increase the processing capacity utilization of our Ontario and Manitoba operations, as discussed under “Risks and Uncertainties — Other Risks and Uncertainties” above, and to maintain nickel production at the Manitoba operations at or near its 45,000 tonne annual capacity. While such use is profitable, it does increase our costs, particularly at higher nickel prices since the cost of purchased intermediates is based on prevailing LME prices. Copper production is currently expected to be approximately 118,000 tonnes in 2004, up 29 per cent from 91,134 tonnes in 2003. Total production of platinum-group metals is expected to increase to 400,000 troy ounces in 2004 from the 2003 strike-affected level of 207,000 troy ounces.

Nickel Market Conditions

      Stainless steel demand has grown by almost six per cent annually for more than 50 years, including the past decade, and we have seen no signs that such growth will be slowing down during at least the next few years. The stainless steel industry, the principal end-use market for nickel, has been making significant investments to increase production capacity in an attempt to meet continued demand growth. Demand for stainless steel is currently expected to remain strong over at least the next few years based upon the expected resumption of strong growth in world demand, in particular continued strong demand growth in China. The combination of China’s stainless steel demand growth and nickel demand growth in 2003 accounted for more than two-thirds of the overall increase in world nickel demand for 2003.

      With most nickel producers operating at or near capacity in 2004 and taking into account that there currently exists limited shutdown capacity available to be restarted and with the latest round of expansions to existing production capacity coming to an end, we currently estimate that there will be an insufficient amount of additional nickel supply prior to 2006 to meet the expected growth in demand.

      Nickel demand in 2004 is currently anticipated to be relatively strong for several reasons. First, more than three million tonnes of stainless steel capacity was commissioned in 2002 and 2003, with about 1.5 million tonnes of additional production from this new capacity in 2003. These large expansions, in addition to several new projects, are expected to result in higher production of stainless steel in 2004. Second, Chinese nickel demand has continued to grow during the last three years, even when Western World economic growth was essentially flat or declining. For 2004, the projected demand strength in China is expected to be complemented by the emerging economic recovery in the United States and other Western World regions. Third, reported nickel inventories, both producer and LME, are at very low levels relative to prior nickel cycles. These inventory levels at December 31, 2003 represented approximately 4.3 weeks of demand, which is considered very low. Fourth, the availability of nickel-containing stainless steel scrap, as an alternative source of nickel for the stainless steel industry, is not expected to keep pace with demand growth in 2004, due to low levels of such scrap from Russia, continued growth in consumption of such scrap by Chinese mini-mills, and the projected increase in stainless steel production.

Non-GAAP Financial Measure

      We have referred to nickel unit cash cost of sales before and after by-product credits because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow for use in investing activities. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These measurements capture all of the important components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by-product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically largely been driven by the prices for these metals. In addition, as discussed above, management utilizes these metrics as an important management tool to monitor cost performance of each of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.

      The following table provides for the periods indicated a reconciliation between nickel unit cash cost of sales before and after by-product credits, two key measurements we use to monitor our cost performance, and Canadian GAAP cost of sales:

Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	2003	2002	2001

		(restated)(3)	(restated)(3)

	($ in millions except pound
	and per pound data)
Cost of sales and other operating expenses, excluding depreciation and depletion	$1,735	$1,378	$1,416
By-product costs	(383)	(415)	(453)
Purchased finished nickel	(279)	(130)	(149)
Delivery expense	(25)	(24)	(27)
Other businesses cost of sales	(25)	(22)	(21)
Strike expense, excluding depreciation	(88)	—	—
Non-cash items(1)	(24)	(17)	(19)
Remediation, demolition and other related expenses	(55)	(23)	(23)
Other	(36)	(7)	(12)

Nickel cash cost of sales before by-product credits(2)	820	740	712
By-product net sales	(330)	(476)	(549)
By-product costs	383	415	453

Nickel cash cost of sales after by-product credits(2)	$873	$679	$616

Inco-source nickel deliveries (millions of pounds)	406	468	457

Nickel unit cash cost of sales before by-product credits per pound	$2.02	$1.58	$1.56

Nickel unit cash cost of sales after by-product credits per pound	$2.15	$1.45	$1.35

(1)	Post-retirement benefits other than pensions.
(2)	Nickel cash cost of sales before and after by-product credits includes costs for our Inco ore source and purchased intermediates.
(3)	Restated for the adoption of new accounting standards for asset retirement obligations.

Other Information

      Reference is made to “Markets for Inco Limited’s Common Shares, Related Shareholder Matters and Inco Limited’s Issuances or Purchases of Equity Shares — Other Information” above for certain information on governmental and other policies and factors affecting our operations and investments by non-Canadians in our securities. Reference is also made to “Quarterly Financial Information” below for our quarterly net sales, net earnings and earnings per share data for 2003 and 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information under “Risks and Uncertainties” and “Sensitivities” in Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth as Item 7 of this Report is incorporated herein by reference to such information.

Item 8.	Financial Statements and Supplementary Data

AUDITORS’ REPORTS

To the Shareholders of Inco Limited:

      We have audited the consolidated balance sheet of Inco Limited as at December 31, 2003, 2002 and 2001 and the consolidated statements of earnings, retained earnings (deficit) and cash flows for the years then ended. In addition, we have audited Schedule VIII — Valuation Accounts and Reserves under Item 8 of this Report. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. In addition, in our opinion, Schedule VIII — Valuation Accounts and Reserves presents fairly, in all material respects, the financial information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants
Toronto, Ontario

February 3, 2004

Comments by Auditors for United States Readers on Canada — United States Reporting Differences

      As described in note 23(p), the reconciliation to United States generally accepted accounting principles as at December 31, 2002 and 2001 and for each year in the two year period ended December 31, 2002 have been restated.

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants
Toronto, Ontario

March 12, 2004

CONSOLIDATED STATEMENT OF EARNINGS

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)

	(in millions of United States dollars
	except per share amounts)
Revenues
Net sales (Note 19)	$2,474	$2,161	$2,066
Other income, net (Note 6)	104	40	13

	2,578	2,201	2,079

Costs and operating expenses (income)
Cost of sales and other operating expenses, excluding depreciation and depletion (Note 3)	1,735	1,378	1,416
Depreciation and depletion (Note 3)	265	255	263
Selling, general and administrative	169	136	111
Research and development	27	17	20
Exploration	27	24	23
Currency translation adjustments	177	5	(39)
Interest expense	44	50	56
Asset impairment charges (Note 4)	—	2,415	—
Goro project suspension costs (Note 5)	(4)	25	—

	2,440	4,305	1,850

Earnings (loss) before income and mining taxes and minority interest	138	(2,104)	229
Income and mining taxes (Note 7)	(49)	(639)	(85)

Earnings (loss) before minority interest	187	(1,465)	314
Minority interest	50	17	10

Net earnings (loss)	137	(1,482)	304
Dividends on preferred shares (Note 15)	(6)	(26)	(26)
Accretion of convertible debt (Note 14)	(7)	(4)	(3)
Premium on redemption of preferred shares (Note 15)	(15)	—	—

Net earnings (loss) applicable to common shares	$109	$(1,512)	$275

Net earnings (loss) per common share (Note 8)
Basic	$0.59	$(8.27)	$1.51
Diluted	$0.58	$(8.27)	$1.49

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)

	(in millions of United States dollars)
Retained earnings (deficit) at beginning of year, as previously reported	$(335)	$1,194	$918
Change in accounting policy (Note 2)	—	(17)	(16)

Retained earnings (deficit) at beginning of year, as restated	(335)	1,177	902
Net earnings (loss)	137	(1,482)	304
Dividends on preferred shares	(6)	(26)	(26)
Accretion of convertible debt	(7)	(4)	(3)
Premium on redemption of preferred shares (Note 15)	(15)	—	—

Retained earnings (deficit) at end of year	$(226)	$(335)	$1,177

The Notes to Consolidated Financial Statements below are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

	December 31

	2003	2002	2001

		(Restated)	(Restated)

	(in millions of United States dollars)
ASSETS
Current assets
Cash and cash equivalents (Notes 20 and 22)	$418	$1,087	$306
Accounts receivable	435	251	277
Inventories (Note 9)	746	576	500
Other (Note 7)	112	73	44

Total current assets	1,711	1,987	1,127
Property, plant and equipment (Note 10)	6,976	6,382	8,260
Deferred charges and other assets (Notes 12 and 20)	319	208	243

Total assets	$9,006	$8,577	$9,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Notes 11 and 20)	$103	$97	$81
Accounts payable	253	338	132
Accrued payrolls and benefits	165	118	107
Other accrued liabilities	332	210	189
Income and mining taxes payable	27	167	58

Total current liabilities	880	930	567
Deferred credits and other liabilities
Long-term debt (Notes 11 and 20)	1,409	1,546	759
Deferred income and mining taxes (Note 7)	1,696	1,352	2,105
Post-retirement benefits (Note 12)	603	475	451
Asset retirement obligation (Note 13)	141	119	121
Minority interest	415	368	350

Total liabilities	5,144	4,790	4,353

Commitments and contingencies (Note 21)
Shareholders’ equity
Convertible debt (Note 14)	606	238	231

Preferred shares (Note 15)	—	472	472

Common shareholders’ equity
Common shares issued and outstanding 186,915,865 (2002 — 183,238,351, 2001 — 182,192,732) (Notes 17 and 18)	2,858	2,771	2,756
Warrants (Note 16)	62	62	62
Contributed surplus (Note 18)	562	559	559
Retained earnings (deficit)	(226)	(335)	1,177

	3,256	3,057	4,554

Contingently issuable equity (Notes 15 and 17)	—	20	20

Total shareholders’ equity	3,862	3,787	5,277

Total liabilities and shareholders’ equity	$9,006	$8,577	$9,630

The Notes to Consolidated Financial Statements below are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)

	(in millions of United States dollars)
Operating activities
Earnings (loss) before minority interest	$187	$(1,465)	$314
Charges (credits) not affecting cash
Depreciation and depletion	265	255	263
Deferred income and mining taxes	26	(745)	(127)
Asset impairment charges (Note 4)	—	2,415	—
Other	81	41	(43)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(184)	(8)	88
Inventories	(170)	(77)	20
Accounts payable and accrued liabilities	124	98	(10)
Income and mining taxes payable	(140)	106	(125)
Other	(35)	(26)	(10)
Other	(23)	5	(10)

Net cash provided by operating activities	131	599	360

Investing activities
Capital expenditures	(591)	(600)	(263)
Other	26	(9)	2

Net cash used for investing activities	(565)	(609)	(261)

Financing activities
Long-term borrowings	314	884	2
Repayments of long-term debt	(574)	(81)	(192)
Convertible debt issued	470	—	226
Preferred shares redeemed	(487)	—	—
Common shares issued	60	15	5
Preferred dividends paid	(6)	(26)	(26)
Dividends paid to minority interest	(7)	(1)	(1)
Other	(5)	—	—

Net cash provided by (used for) financing activities	(235)	791	14

Net increase (decrease) in cash and cash equivalents	(669)	781	113
Cash and cash equivalents at beginning of year	1,087	306	193

Cash and cash equivalents at end of year (Notes 20 and 22)	$418	$1,087	$306

The Notes to Consolidated Financial Statements below are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1. Summary of significant accounting policies

      The consolidated financial statements of Inco Limited (“Inco”) and its subsidiaries (referred to as “we”, “us” and “our”) are prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), consistently applied which, in our case, conform in all material respects with United States GAAP except as explained in Note 23.

Principles of consolidation

      The financial statements of entities which are controlled by Inco either directly or indirectly, through wholly-owned subsidiaries, are consolidated. Control is established by our ability to determine strategic, operating, investing and financing policies without the co-operation of others. The criteria we use include an analysis of our level of ownership, voting rights and our level of representation on the board of directors. We evaluate these criteria in terms of determining whether the existence of one of the criteria alone (such as a majority ownership of all voting securities), or a combination of the criteria when taken together, would result in having control, or the right to exercise control, of the management, business focus or strategy and/or critical policies of the particular entity. Entities which are not controlled and for which our ownership in all voting securities is greater than 20 per cent are accounted for using the equity method and are included in deferred charges and other assets. We have no entities for which we have used the equity method and own less than 20 per cent of all voting securities. We have no entities for which we own greater than 50 per cent of all voting securities but do not consolidate. We do not have subsidiaries or joint ventures for which we use the proportionate consolidation method nor do we consolidate any entities for which we own less than 50 per cent of all voting securities. Investments in other entities are accounted for using the cost method.

Estimates

      Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of consolidated financial statements into United States dollars

      These consolidated financial statements are expressed in United States dollars. The United States dollar is our functional currency. Accordingly, we use the temporal method of translation. Monetary assets and liabilities are translated into United States dollars using year-end rates of exchange. All other assets and liabilities are translated at applicable historical rates of exchange. Revenues, expenses and certain costs are translated at monthly average exchange rates except for inventoried costs, depreciation and depletion which are translated at historical rates. Realized exchange gains and losses and currency translation adjustments are included in earnings.

Cash and cash equivalents

      Cash and cash equivalents comprise cash, time deposits and other interest bearing instruments with original maturity dates of less than three months.

Inventories

      Inventories consist of finished metal products, work in process and operating supplies. Inventories are stated at the lower of cost and estimated net realizable value.

      Work in process includes inventory at all stages in the production process, from stockpiled ore through to final refined metal. Broken ore in our mines is not recognized as inventory until delivered to the mine head or temporary storage areas for blending. Cost includes all direct costs incurred through to the applicable stage of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

production, including direct labour and materials, depreciation and depletion as well as an allocated portion of overheads. Costs are allocated based on contained metal. For costing purposes, copper and nickel are treated as co-products and share expenses pro-rata based on pounds unless a plant is specifically for the upgrading of only one metal or the other.

      Period costs such as shutdown expenses, standby costs, property write-offs, costs of delivering the product to the end customer, including freight and sales administration, are not allocated to inventory but charged directly to cost of sales and other operating expenses.

      The point in our production cycle that costs related to mine and other property, plant and equipment begin to be capitalized as a cost of inventory is at the mine head.

Property, plant and equipment

      Property, plant and equipment are stated at cost. Such cost, in the case of mines and undeveloped properties, represents related acquisition and development expenditures. Costs are capitalized for an undeveloped property when it is probable that such costs will be recovered from the exploitation of the property. Capitalization ceases when the property is substantially complete and ready for use. Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance the development, construction or expansion of significant mineral properties and facilities. Development costs are charged as an expense in the period incurred unless we believe a development project meets generally accepted criteria for deferral and amortization.

Research and development costs

      Research costs are expensed in the period in which they are incurred. Development costs are capitalized where the product or process is clearly defined, the technical feasibility has been established and we are committed to, and have the resources to, complete the project.

Asset impairment

      When the net carrying value of an item or group of items of property, plant and equipment exceeds the estimated undiscounted future net cash flows together with its residual value, the excess of the carrying value over the fair value is charged to earnings. In estimating future net cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups taking into consideration movements of intermediate products to ensure the utilization of available capacity across our operations. Generally, all assets at a particular operation are used together to generate cash flow. Estimates of future cash flows are subject to risks and uncertainties.

      We periodically review our equity method investments to determine whether a decline in fair value (as measured by discounted future cash flows) below the carrying amount is other than temporary.

Revenue recognition

      Our primary products are nickel and copper. Most of our nickel is sold as refined nickel and our copper is predominantly sold as copper cathode. We also sell precious metals, cobalt and other by-products. Sales of all commodities are recognized as revenue when title has passed under the terms of the relevant contracts or sale, which is generally when shipped. Net sales include revenues from the sale of all metals produced by us, including metals which we refer to as by-products as well as sulphuric acid and liquid sulphur.

      For most of our sales, the price is fixed at the time revenue is recognized, and is based on quoted commodity prices on recognized exchanges. A small portion of our revenues are provisionally priced at the time of shipment. For provisionally priced sales, final settlement is generally based on the average LME cash nickel price for a specified future period generally after the month of arrival at the customer’s facility which is within 90 days of sale. As such any proceeds received represent provisional sales proceeds and not final sales proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Exploration

      Exploration expenditures are expensed as incurred except in areas currently under development, where production is probable, or in areas under feasibility study, where there is a reasonable expectation to convert existing estimated mineral resources to estimated ore reserves and add additional mineral resources with additional drilling and evaluations in areas near existing ore reserves, and existing or planned production facilities, in which case they are capitalized and amortized using the unit-of-production method.

Depreciation and depletion

      Property, plant and equipment is generally depreciated on a straight line basis over the following estimated economic lives:

Mine and mobile equipment	3 to 10 years
Processing facilities	15 to 20 years
Smelter equipment	15 to 20 years
Refinery equipment	5 to 20 years
Power generation equipment	10 to 20 years
Furniture and fixtures	10 years

      The estimated economic life is assessed on an annual basis, taking into account the state of the equipment, technological changes and the related facilities or the estimated proven and probable ore reserves where the equipment is located. Some equipment has an estimated economic life in excess of 20 years, and is being amortized on a 5 per cent declining balance basis. When an assessment is made that the remaining life of that equipment is less than 20 years, the depreciation method is switched to straight line. Depreciation starts when the asset is ready for use.

      Mine development costs are amortized on a composite basis based on our twenty-year mine plan. Total historical capitalized costs and estimated future development costs relating to developed and undeveloped ore reserves are depreciated using the unit-of-production method based on total developed and undeveloped estimated proven and probable ore reserves. Amortization is limited to forecast production in the twenty-year mine plan even where we have additional estimated proven and probable ore reserves. Depletion starts when production commences.

      For our nickel operations in Indonesia, property, plant and equipment and mine development costs are amortized using the unit-of-production method described in the preceding paragraph.

Asset retirement obligations

      The accounting for asset retirement obligations encompasses the accounting for legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction or development and/or the normal operation of a long-lived asset. The retirement of a long-lived asset is its other than temporary removal from service, including its sale, abandonment, recycling or disposal in some other manner but not its temporary idling.

      We recognize asset retirement obligations as liabilities when a legal obligation with respect to the retirement of an asset is incurred, with the initial measurement of the obligation at fair value. These obligations are accreted to full value over time through charges to income. In addition, an asset retirement cost equivalent to the liabilities is capitalized as part of the related asset’s carrying value and is subsequently depreciated over the asset’s useful life. A liability for an asset retirement obligation is incurred over more than one reporting period when the events that create the obligation occur over more than one reporting period. For example, if a facility is permanently closed but the closure plan is developed over more than one reporting period, the cost of the closure of the facility is incurred over the reporting periods when the closure plan is finalized. Any incremental liability incurred in a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

subsequent reporting period is considered to be an additional layer of the original liability. Each layer is initially measured at fair value. As required, a separate layer shall be measured and recognized and accounted for prospectively. Our asset retirement obligations consist primarily of costs associated with mine reclamation and closure activities.

      Our operations have been, and may in the future be, affected from time to time in varying degrees by changes in environmental laws and regulations, including those for asset retirement obligation costs. Both the likelihood of future changes in laws and regulations and their overall effect upon us vary greatly from country to country and are not predictable. Our policy is to meet or, if possible, surpass environmental standards set by relevant legislation, by the application of technically proven and economically feasible measures.

      For environmental issues that may not involve the retirement of an asset, where we are a responsible party and it is determined that a liability exists, and amounts can be quantified and determined, we will accrue for the estimated liability. In determining whether a liability exists in respect of such environmental issues, we apply the criteria for liability recognition under applicable accounting standards

Income and mining taxes

      Income and mining taxes comprise the provision (relief) for taxes actually paid or payable (received or receivable) and deferred taxes. Deferred income and mining taxes are computed using the asset and liability method whereby deferred income and mining tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred income and mining tax assets and liabilities are computed using current foreign currency exchange rates and using income tax rates in effect when the temporary differences are expected to reverse. The effect on deferred income and mining tax assets and liabilities of a change in tax rates is recognized in earnings in the period of substantive enactment. The provision or relief for deferred income and mining taxes is based on the changes in deferred income and mining tax assets and liabilities during the period. In estimating deferred income and mining tax assets, a valuation allowance is determined to reduce the future income tax assets to that amount that it is more likely than not to be realized.

      Investment tax credits are accounted for by the cost reduction method whereby investment tax credits related to the acquisition of assets are deferred and recognized in earnings as the related assets are depreciated, while those related to research and development expenses are included in earnings.

Financial instruments and commodities contracts

      Forward, option and swap contracts are periodically used to hedge the effect of exchange rate changes on our future currency requirements. In addition, forward, option and swap contracts are used to hedge the effect of price changes on a portion of the metals we sell. Fuel oil swap contracts are used to hedge the effect of price changes in respect of a portion of our energy requirements in Indonesia. Gains and losses on these contracts are deferred and recognized as a component of the related transaction. Interest rate swaps are used to hedge interest rate risk exposure. Amounts receivable or payable related to the swaps are recorded in interest expense concurrently with the interest expense of the underlying debt. We also purchase and sell foreign currencies and metals by using forward contracts which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings.

Post-retirement benefits

      The cost of providing benefits through defined benefit pensions and post-retirement benefits other than pensions is actuarially determined and recognized in earnings using the projected benefit method prorated on service. Differences arising from plan amendments are recognized in earnings over the expected average remaining service life of employees. Differences arising from changes in assumptions and experience gains and losses are recognized in earnings by amortizing the excess of the net actuarial gains and losses over 10 per cent of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

the greater of the post-retirement benefits obligation and the fair value of plan assets over the expected average remaining service life of employees. The cost of providing benefits through defined contribution pension plans is charged to earnings in the period in respect of which contributions become payable.

Stock compensation plans

      Cash received from employees upon exercise of options to purchase Common Shares is credited to then issued and outstanding Common Shares. In respect of Common Share appreciation rights, compensation expense is determined and accrued over the vesting period of the options based on the excess of the quoted market value of the respective shares over the exercise price. In respect of our other stock options, we recognize as an expense the cost over the vesting period based on the estimated fair value of the stock options. The fair value of each stock option granted is estimated on the date of the grant using an option-pricing model.

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

Generally accepted accounting principles

      Effective January 1, 2004, we will adopt Canadian Institute of Chartered Accountants (“CICA”) section 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes Canadian GAAP and its sources. We are currently evaluating how this standard will be implemented and what impact the adoption of this new standard will have on our consolidated financial statements.

Note 2. Changes in accounting policies

(a) Stock-based compensation

      Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using an option-pricing model. As a result of this change in accounting policy, which was applied prospectively, an expense of $3 million was recorded in 2003, to reflect the fair value of stock options granted to employees in 2003.

(b) Impairment of long-lived assets

      Effective January 1, 2003, we adopted a new accounting standard of the CICA in respect of the impairment or disposal of long-lived assets. The new standard requires that a fair value determination be made for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The initial adoption of the new standard had no impact on our results of operations or financial condition.

(c) Asset retirement obligations

      Effective January 1, 2003, we adopted a new accounting standard of the CICA relating to asset retirement obligations. This standard significantly changed the method of accounting for asset retirement obligation costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated. As a result of this change, certain balance sheet accounts as of December 31, 2002 were restated as follows: the deficit increased by $18 million (2001 — $17 million); property, plant and equipment increased by $37 million (2001 — $43 million); deferred income and mining taxes decreased by $12 million (2001 — $12 million); and the asset retirement obligation increased by $67 million (2001 — $72 million). Net earnings have been reduced by $1 million each for the years ended December 31, 2002 and December 31, 2001.

(d) Foreign currency translation

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

(e) Earnings Per Share

      Effective January 1, 2001, we adopted, retroactively, as a change in accounting policy, a new accounting standard of the CICA in respect of earnings per share. This new standard changed the method in which diluted earnings per share are calculated.

(f) Interim Financial Statements

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

Note 3. Strike expenses

      A strike of the unionized workforce at our Ontario operations began on June 1, 2003 and a new collective agreement ending the strike was entered into at the end of August 2003. Strike expenses are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance incurred during the strike period which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed because we were not achieving commercial production at the related facilities over the period of the strike. During the course of this 13-week strike, we incurred strike expenses in the amount of $107 million during 2003. Included in these expenses was depreciation expense of $19 million in 2003. The balance of the strike expenses was included in cost of sales and other operating expenses.

Note 4. Asset impairment charges

      On June 11, 2002, we announced that we would be undertaking a review of the net carrying value of our Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of that project to proceed. We had noted on a number of occasions in our public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which we utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

factors, including our best assessment of the expected cash flows from the project, how the development of Voisey’s Bay, taking into account the agreements which have been reached, fits within our overall long-term development plans and updated mining and other cost assumptions. As a result of this review, we recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million in 2002.

      In addition, in 2002, we recorded a non-cash charge of $74 million, net of income and mining taxes of $19 million to reduce the carrying values of certain plant, equipment and other assets to their estimated net recoverable amounts based on an evaluation of their recoverability. The principal component of this charge related to capitalized exploration and development costs of the Victor Deep exploration project at our Ontario operations that, as a result of the development of the deposits covered by our Voisey’s Bay projects, would probably not be put into production. The balance of this charge consisted primarily of reductions to certain redundant plant, equipment and non-core assets as well as an additional provision for losses relating to certain receivables and other assets arising from our commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002.

Note 5. Goro project suspension costs

      In early September 2002, the Goro project experienced temporary labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, a decision was made to curtail certain activities at the project’s site to enable us, contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. Over the September– November 2002 period, a number of procedures were put in place as part of a phased resumption of certain of the project activities that had been curtailed. During this period, we also initiated an update of the status of certain key aspects of the project, including the necessary permitting, capital cost estimate, project schedule and organization. Work on certain critical parts of the project, including engineering, continued during this update process.

      On December 5, 2002, we announced that we would be undertaking a comprehensive review of the Goro project. This action had been based upon information from the project’s principal firms providing project engineering, procurement and construction management services that we had received that, if confirmed, would indicate an increase in the capital cost for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, we recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge comprised $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency hedging gains of $37 million on certain forward currency contracts. These contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their expected deferral as a result of the review being undertaken. The close out of these contracts resulted in a further gain of $11 million during the first quarter of 2003 which was recorded as other income.

      In 2003, additional contracts became ineffective which resulted in a further gain of $21 million. These gains were partially offset by expenses of $17 million incurred for the on-going care and custody costs associated with the construction site while the project is under suspension. The overall project review process is still underway given its planned scope. We do not currently expect to be in a position to report on the results of this review, including an updated capital cost estimate for the project and project schedule, and the additional effect, if any, that this review could have on our results of operations and financial condition, until at least the summer of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 6.	Other income, net

      Other income (expense), net is comprised of the following:

	Year ended December 31

	2003	2002	2001

Interest income	$16	$13	$14
Gains from sales of securities and other assets	59	5	—
Gains from derivative positions in metals	12	—	—
Interest from a tax refund	7	14	—
Gain from closure of ineffective derivative contracts (Note 5)	11	—	—
Loss on redemption of securities	(2)	—	—
Other, net	1	8	(1)

Other income, net	$104	$40	$13

      Gains from sales of securities and other assets included a milestone payment under the terms of sale of a non-core exploration property in 1998 in the amount of $24 million as well as $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations.

Note 7.	Income and mining taxes

      In carrying on our mining operations, we are subject to both income and mining taxes. The amount of such taxes will vary depending on the provisions set out by the relevant legislative authority. Generally, most expenditures incurred by us are deductible in computing income tax, whereas mining tax legislation, although based on a measure of profitability from carrying on mining operations, is more restrictive in respect of the deductions permitted in computing income subject to mining tax. In most jurisdictions deductions for financing expenses, such as interest and royalties, are not allowed to be claimed in computing income subject to mining tax. In addition, income unrelated to carrying on mining operations would not be subject to mining tax.

      The provision (relief) for income and mining taxes was as follows:

	Year ended December 31

	2003	2002	2001

			(Restated)
Current taxes
Canadian	$(47)	$129	$26
Foreign	11	(10)	18

	(36)	119	44

Deferred taxes
Canadian	(61)	(776)	(146)
Foreign	48	18	17

	(13)	(758)	(129)

Income and mining taxes	$(49)	$(639)	$(85)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      Earnings (loss) before income and mining taxes and minority interest, by geographic source, were as follows:

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Canada	$63	$(2,067)	$142
Foreign	75	(37)	87

	$138	$(2,104)	$229

      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rate was as follows:

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Provision (relief) at Combined Canadian federal-provincial statutory income tax rate	$56	$(863)	$96
Resource and depletion allowances	(12)	(27)	(24)

Adjusted income taxes	44	(890)	72
Mining taxes	17	20	17

	61	(870)	89
Currency translation adjustments	42	20	(2)
Currency translation adjustments on long-term debt	48	—	—
Non-deductible losses (non-taxable gains)	(33)	30	1
Tax rate changes	(142)	(6)	(173)
Foreign tax rate differences	(19)	(10)	(8)
Asset impairment charges	—	182	—
Other	(6)	15	8

Effective income and mining taxes	$(49)	$(639)	$(85)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      Deferred income and mining tax liabilities and assets consisted of the following:

	December 31

	2003	2002	2001

		(Restated)	(Restated)
Liabilities:
Property, plant and equipment	$1,879	$1,589	$2,312
Deferred charges and other assets	65	23	29
Long-term debt	48	—	—
Other	—	2	3

	1,992	1,614	2,344

Assets:
Long-term debt	—	23	23
Post-retirement benefits	204	142	141
Asset retirement obligations	45	44	43
Tax loss carryforwards	70	106	75
Other	4	4	5

	323	319	287
Valuation allowance	(27)	(57)	(48)

	296	262	239

Net deferred income and mining tax liability	$1,696	$1,352	$2,105

      The restatements reflect a reclassification of previously reported amounts and the inclusion of the deferred tax asset and corresponding increase in valuation allowance in respect of the tax effect of potential Canadian tax losses which would arise if U.S. dollar denominated debt held by Inco and its Canadian subsidiaries was settled at the Canadian/ U.S. exchange rates in effect at the relevant reporting date. These restatements do not result in a change to our deferred income tax position in any of the years reported.

      At December 31, 2003, other current assets included current and deferred income and mining taxes of $94 million (2002 — $51 million; 2001 — $39 million).

      During 2001, tax legislation was passed covering projects meeting certain criteria. Goro Nickel S.A. qualified for certain tax incentives under this legislation in connection with its Goro project in New Caledonia. These incentives include an income tax holiday during the construction phase of the project and throughout a 15-year period commencing in the first year in which commercial production is achieved, as defined by the applicable legislation, followed by a five-year, 50 per cent income tax holiday. In addition Goro Nickel S.A. would qualify for certain exemptions from indirect taxes such as import duties during the construction phase and throughout the commercial life of the project. Certain of these tax benefits, including the income tax holiday, are subject to an earlier phase out should the project achieve a specified cumulative rate of return. To date, we have not realized any net income for New Caledonia tax purposes and the benefits of this legislation are expected to apply with respect to any income taxes otherwise payable once the Goro project is in operation.

      In determining the likelihood of realizing an income tax asset we take into account a number of factors, including current conditions and anticipated changes in mine or production plans.

      We have non-capital loss carry forwards in the amount of $60 million available for New Caledonia income tax purposes. These losses expire in 2007 and 2008. The benefits of these tax loss carry forwards have not been recognized for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      We have capital loss carry forwards in the amount of $38 million available for United Kingdom income tax purposes to reduce taxable income in certain circumstances. The capital losses may be carried forward indefinitely. The benefits of these tax loss carry forwards have not been recognized for accounting purposes.

      In computing our income tax liability, no amount has been recorded in respect of additional potential taxes which might arise should we distribute income realized in certain of our foreign subsidiaries on the basis that it is our intention to reinvest such income in the foreign operations of the relevant subsidiary. Should management’s intentions change in respect of such distribution, additional taxes, if any, would be recorded in respect of the distribution from, or disposition or liquidation of, the relevant foreign entity. For those foreign entities from which distributions occur on a regular basis, any additional taxes that would arise on such distributions, if any, have been included in deriving the annual income tax provision for the year in which the income is earned by the foreign subsidiary.

Note 8. Net earnings (loss) per Common Share

      The computation of basic and diluted earnings (loss) per share was as follows:

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$137	$(1,482)	$304
Dividends on preferred shares	(6)	(26)	(26)
Accretion of convertible debt	(7)	(4)	(3)
Premium on redemption of preferred shares	(15)	—	—

Net earnings (loss) applicable to common shares	$109	$(1,512)	$275

Denominator:
Weighted-average common shares outstanding (thousands)	184,500	182,830	182,074

Basic earnings (loss) per common share	$0.59	$(8.27)	$1.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$109	$(1,512)	$275
Dilutive effect of:
Convertible debentures	2	—	6

Net earnings (loss) applicable to common shares, assuming dilution	$111	$(1,512)	$281

Denominator:
Weighted-average common shares outstanding (thousands)	184,500	182,830	182,074
Dilutive effect of:
Convertible debentures	4,360	—	5,750
Stock options	1,707	—	868
Warrants	1,308	—	—

Weighted-average common shares outstanding, assuming dilution	191,875	182,830	188,692

Diluted earnings (loss) per common share	$0.58	$(8.27)	$1.49

      At December 31, 2003, convertible debt which is convertible into nil Common Shares (2002 — 9,705,111; 2001 — 4,180,601), options on 819,000 Common Shares (2002 — 7,476,506; 2001 — 5,261,534), Preferred Shares convertible into nil Common Shares (2002 — 11,277,868; 2001 — 11,277,987) and Warrants exercisable for nil Common Shares (2002 — 11,023,497; 2001 — 11,021,947) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

Note 9. Inventories

      Inventories consisted of the following:

	December 31

	2003	2002	2001

Finished metals	$193	$149	$145
In-process metals	478	361	290
Supplies	75	66	65

	$746	$576	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 10. Property, plant and equipment

      Property, plant and equipment consisted of the following:

	December 31

	2003	2002	2001

		(Restated)	(Restated)
Mines and mining plants	$2,902	$2,806	$2,746
Processing facilities	3,383	3,304	3,192
Voisey’s Bay project	3,817	3,338	5,532
Goro project	802	637	180
Other	598	595	604

Total property, plant and equipment, at cost	11,502	10,680	12,254

Accumulated depreciation	3,277	3,111	2,888
Accumulated depletion	1,249	1,187	1,106

Total accumulated depreciation and depletion	4,526	4,298	3,994

Property, plant and equipment, net	$6,976	$6,382	$8,260

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

      At December 31, 2003, property, plant and equipment, at cost included capitalized development costs relating to infill drilling, gathering geological and geotechnical data, further reserve and other mineralized material evaluation and other related activities of $27 million (2002 — $22 million; 2001 — $89 million). In 2002, such costs in the amount of $71 million were written off as a result of the review of the carrying value of the Voisey’s Bay project and certain other assets discussed in Note 4.

      Effective January 1, 2004, we will adopt for Canadian GAAP purposes the depreciation and depletion method described in Note 23(b) for United States GAAP purposes. We are evaluating what impact this change will have on our 2004 consolidated financial statements and whether we are able to retroactively apply this change although applicable pronouncements indicate that it is to be applied prospectively. Had this method been applied beginning January 1, 2002, net earnings for 2003 and 2002 would have increased by $16 million and $5 million, respectively.

      At December 31, 2003, the net carrying value of property, plant and equipment under construction or development not subject to depreciation or depletion was $4,720 million (2002 — $4,109 million; 2001 — $5,761 million) which is comprised of amounts for the Voisey’s Bay project totalling $3,777 million (2002 — $3,299 million; 2001 — $5,492 million), the Goro project of $802 million (2002 — $637 million; 2001 — $180 million) and other assets under construction at our operations of $141 million (2002 — $173 million; 2001 — $89 million). It is currently expected, assuming that a favourable decision will be made in 2004 to proceed with the Goro project, that depreciation and depletion for the Voisey’s Bay and Goro projects will commence in 2006, in line with the projected or planned start of commercial production at these projects. Capitalized interest costs included in capital expenditures were $54 million in 2003 (2002 — $27 million; 2001 — $13 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 11. Long-term debt

      Long-term debt consisted of the following (weighted-average interest rates, where applicable, and repayment periods at December 31, 2003 are shown in parentheses):

	December 31

	2003	2002	2001

Inco Limited
5.75% Convertible Debentures(a)	$—	$173	$173
15.75% Sterling Unsecured Loan Stock (2006)(b)	45	45	45
7.75% Notes (2012)(c)	400	400	—
5.70% Debentures (2015)(d)	300	—	—
7.75% Convertible Debentures(e)	—	151	160
9.6% Debentures(f)	—	159	159
Convertible Debentures (2004-2023)(g)	15	—	—
7.20% Debentures (2032)(h)	400	400	—
Subordinated Convertible Debentures (2004-2052)(i)	100	—	—
PT International Nickel Indonesia Tbk
Loan facilities (2.3%) (2004 — 2006)(j)	192	269	292
Other
Other (7.6%) (2004 — 2031)	60	46	11

	1,512	1,643	840
Long-term debt due within one year	103	97	81

	$1,409	$1,546	$759

(a)	The 5.75 per cent Convertible Debentures were convertible, at the option of the holders, into Common Shares, at a conversion price of U.S.$30 per share. The Debentures were redeemable, at our option, commencing in 1999 at an initial premium of 2.875 per cent, declining annually to redemption at par in 2004. The Debentures were redeemed in May 2003.
(b)	The 15.75 per cent Sterling Unsecured Loan Stock is redeemable in 2006 in sterling or, at the option of the holders, in U.S. dollars at a fixed exchange rate of one pound sterling to $1.98. In 1981, Inco Limited issued Pound Sterling 25 million aggregate principal amount of unsecured bonds which were called “unsecured loan stock” in the United Kingdom. These bonds were issued under a Trust Deed which contained many of the same provisions that are included in a trust indenture covering the issuance of unsecured bonds in the United States. These bonds rank equally and ratably with all of Inco’s other unsecured and unsubordinated debt. Holders of these debt securities were defined as bondholders under the Trust Deed. Under United Kingdom law, unsecured loan stock represent an unsecured bond issued in bearer form.
(c)	On May 13, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.75% Notes due 2012. The Notes are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Notes and the sum of the present values of the remaining scheduled payments of principal and interest. The interest payments under the Notes were swapped in exchange for a floating rate of 3.25 per cent over LIBOR.
(d)	On September 26, 2003, we issued and sold through an underwritten public offering in the United States $300 million aggregate principal amount of our 5.70% Debentures due 2015. The Debentures are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Notes and the sum of the present values of the remaining scheduled payments of principal and interest. The interest payments under the Debentures were swapped in exchange for a floating rate of 0.57 per cent over LIBOR.
(e)	The 7.75 per cent Convertible Debentures were convertible, at the option of the holders, into Common Shares at a conversion price of U.S.$38.25 per share. The Debentures were redeemable, at our option, in 1999 at a premium of 1.55 per cent, declining annually to redemption at par in 2001 and thereafter. The Debentures were redeemed in October 2003.

(f)	The 9.6 per cent Debentures were redeemable, at our option, commencing in 2002 at an initial premium of 4.8 per cent, declining annually to redemption at par in 2012 and thereafter. The interest payments under the Debentures were swapped in exchange for a floating rate of 3.05 per cent over LIBOR. The swap was cancelled in May 2003 and the Debentures were subsequently redeemed in October 2003.

(g)	In March 2003, we issued and sold $273 million amount payable at maturity of Convertible Debentures due 2023. Reference is made to Note 14 for the details of the Convertible Debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

(h)	On September 23, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.20% Debentures due 2032. The Debentures are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Debentures and the sum of the present values of the remaining scheduled payments of principal and interest.

(i)	In March 2003, we issued and sold $227 million aggregate principal amount of 3 1/2% Subordinated Convertible Debentures due 2052. Reference is made to Note 14 for the details of the Subordinated Debentures.
(j)	Our 59 per cent-owned subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), had outstanding at December 31, 2003 loan facilities aggregating $192 million consisting of a $131 million expansion loan (2002 — $183 million; 2001 — $236 million); a $31 million loan (2002 — $44 million; 2001 — $56 million) and a $30 million loan (2002 — $42 million; 2001 — $nil million). All loans under the loan facilities are repayable in 13 equal semi-annual instalments commencing March 31, 2000. The expansion loan and the $31 million loan bear interest, when drawn, at 7/8 per cent over LIBOR in the first five years and one per cent over LIBOR in the last five years. The $30 million loan bears interest at 1 1/2 per cent over LIBOR. As security for these loans, PT Inco has assigned and pledged certain of its cash and cash equivalents, sales agreements, service agreements and insurance policies.

(k)	We maintain committed bank credit facilities aggregating $680 million. These facilities are provided by a group of banks under separate agreements, the terms of each agreement being substantially the same. Except for four facilities totalling $145 million in commitments, the facilities include revolving commitments from 364 days to four years. The four facilities totalling $145 million in commitments have only revolving periods, which expire either in June 2005, June 2006 or June 2007. The respective revolving period of all of the facilities may be extended for an additional 364-day period at the discretion of the respective bank under the particular facility, subject to the approval of lenders representing, in the aggregate, at least 66 2/3 per cent of the total aggregate commitments under the facilities, and any amounts outstanding at the maturity of the revolving period are repayable at that time. The revolving periods for the facilities currently expire on dates ranging from June 1, 2004 to June 4, 2007, with $273 million of these facilities expiring on June 1, 2004.

     Each facility provides that, so long as advances are outstanding, we will be required to maintain a Tangible Net Worth, as defined in the facility agreements, of not less than $1.5 billion and a ratio of Consolidated Indebtedness, as defined, to Tangible Net Worth, as defined in the facility agreements, not to exceed 50:50. At December 31, 2003, Tangible Net Worth was $3.8 billion and the ratio of Consolidated Indebtedness to Tangible Net Worth was 26:74.

      Interest expense on long-term debt for the years 2003, 2002 and 2001 was $36 million, $46 million and $54 million, respectively. Taking into account the aforementioned interest rate swaps, the average effective interest rate on long-term debt at December 31, 2003 was 5.1 per cent and approximately 61 per cent of long-term debt bears interest at rates that are subject to periodic adjustments based on market interest rates. Approximately 97 per cent of long-term debt is effectively payable in U.S. dollars.

      At December 31, 2003, long-term debt maturities and sinking fund requirements for each of the five years through 2008 were: 2004 — $103 million; 2005 — $87 million; 2006 — $90 million; 2007 — $4 million; 2008 — $4 million.

Note 12. Post-retirement benefits

      Our pension plans cover essentially all employees and provide certain health care and life insurance benefits for retired employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The change in the funded status of post-retirement defined benefit plans was as follows:

				Post-retirement benefits
	Pension benefits			other than pensions

Year ended December 31	2003	2002	2001	2003	2002	2001

Change in post-retirement benefits obligation
Obligation at beginning of year	$2,172	$2,031	$2,101	$677	$581	$561
Service cost	33	27	27	10	6	6
Interest cost	153	140	138	49	41	39
Plan amendments	20	10	—	—	—	—
Changes in assumptions	73	69	—	36	68	29
Actuarial losses	1	18	28	11	9	10
Benefits paid	(184)	(150)	(142)	(38)	(32)	(31)
Currency translation adjustments	466	27	(121)	149	4	(33)

Obligation at end of year	$2,734	$2,172	$2,031	$894	$677	$581

Change in pension plan assets
Fair value of plan assets at beginning of year	$1,367	$1,507	$1,731
Actual return on plan assets	231	(91)	(54)
Employer contributions	142	67	60
Benefits paid	(165)	(138)	(136)
Currency translation adjustments	282	22	(94)

Fair value of plan assets at end of year	$1,857	$1,367	$1,507

Unfunded status of plans at end of year	$(877)	$(805)	$(524)	$(894)	$(677)	$(581)
Unrecognized actuarial and investment losses	1,007	864	562	252	173	101
Unrecognized prior service costs	84	67	70	—	—	—

Net post-retirement benefits asset (liability) at end of year	$214	$126	$108	$(642)	$(504)	$(480)

      The net post-retirement benefits asset (liability) is reflected in the Consolidated Balance Sheet as follows:

				Post-retirement benefits
	Pension benefits			other than pensions

December 31	2003	2002	2001	2003	2002	2001

Deferred charges and other assets	$226	$138	$120	$—	$—	$—
Accrued payrolls and benefits	(12)	(12)	(12)	(39)	(29)	(29)
Post-retirement benefits	—	—	—	(603)	(475)	(451)

Net post-retirement benefits asset (liability)	$214	$126	$108	$(642)	$(504)	$(480)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      Post-retirement benefits expense included the following components:

				Post-retirement
				benefits other than
	Pension benefits			pensions

Year ended December 31	2003	2002	2001	2003	2002	2001

Service cost	$33	$27	$27	$10	$6	$6
Interest cost	153	140	138	49	41	39
Expected return on plan assets	(162)	(152)	(150)	—	—	—
Amortization of actuarial and investment losses	62	35	17	11	6	4
Amortization of unrecognized prior service costs	16	13	18	—	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	102	63	50	70	53	49
Defined contribution pension expense	5	4	4	—	—	—

Post-retirement benefits expense	$107	$67	$54	$70	$53	$49

      The weighted-average assumptions used in the determination of the post-retirement benefits expense and obligation were as follows:

				Post-retirement
				benefits other than
	Pension benefits			pensions

Year ended December 31	2003	2002	2001	2003	2002	2001

Discount rate	6.5%	7.0%	7.0%	6.5%	7.0%	7.0%
Expected return on plan assets	8.5%	9.0%	9.0%
Rate of compensation increase	3.0%	3.0%	3.0%

      Effective December 31, 2003, the assumption for the discount rate used to determine the pension benefits obligation was changed to 6 per cent. Effective January 1, 2004, the assumption for the expected return on plan assets was changed to 8 per cent.

      The pension plan weighted-average asset allocations, by asset category were as follows:

	December 31

	2003	2002	2001

Equity securities	57%	55%	56%
Debt securities	43%	45%	44%

Total	100%	100%	100%

      The asset allocation policy for the plans is 40% fixed income and 60% equities for most of the significant pension plans, with the exception of the United Kingdom pension plan which has a policy mix of 50% fixed income and 50% equities. The actual asset mix is maintained fairly close to the policy mix at most times by the use of a rigorous rebalancing policy.

      Equity securities include Inco Limited common shares in the amount of $7 million (2002 — $5 million, 2001 — $4 million).

      The return on assets assumption has been based on an estimate of the future long-term average return that can reasonably be earned on the assets of the pension fund. The starting point for the calculation of this assumption is the current yield obtainable from the fixed income portion of the portfolio. The yield available on the benchmark used, the Scotia Capital Universe Bond Index (50% of the bond component) and the Scotia Capital Long Bond Index (the remainder of the bond component), is used as the expected return on the bond

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

indices since, in our view, this represents the best estimate of long-term future returns for the bond portfolio. Equity investments are assumed in aggregate to have an expected long-term future return of 3% in excess of the yield available on long-term Government of Canada bonds; for 2002 and 2003, the 10 Year+ index was used and for 2004, the 10-Year benchmark bond yield was used (this change reflects the marketplace change and significant lack of issuance for 30 year maturities). For the portion of the assets that are invested in actively managed investment managers, an additional return expectation is included to recognize each manager’s target anticipated long-term value added above the index return. We note that actual added value over the past periods has been substantially in excess of this amount. The weighted average of the returns determined for each portion of the fund becomes the return on assets assumption (rounded to the next lower 50 basis points).

      The composite health care cost trend rate used in measuring post-retirement benefits other than pensions was assumed to begin at 8 per cent, gradually declining to 5 per cent by 2007 and remaining at that level thereafter.

      The projected pension benefits obligation and fair value of plan assets for pension plans with accumulated benefits obligations in excess of plan assets were as follows:

	Pension benefits

December 31	2003	2002	2001

Projected benefits obligation	$2,734	$2,172	$1,940
Fair value of plan assets	1,857	1,367	1,415

Unfunded status	$(877)	$(805)	$(525)

      A one per cent change in the assumed composite health care cost trend rate would have the following effects:

	Post-retirement benefits
	other than pensions

	1% Increase	1% Decrease

Effect on accumulated benefits obligation	$101	$(125)
Effect on net periodic expense	8	(9)

Note 13. Asset retirement obligation

      The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans, which, in some cases, may require significant research and development to identify preferred methods for such plans which are economically sound and which, in many cases, may not be implemented for several decades. We have continued to utilize appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. Typical closure and progressive rehabilitation activities include, where applicable, demolition of buildings, removal of underground equipment, sealing of mine openings, treatment to reduce or prevent acid generation from stockpiled waste materials such as tailings, general clean-up activities aimed at returning the area to an environmentally acceptable condition, and post-closure care and maintenance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

within the ongoing operating activities of the Sudbury operations which would limit site restoration at closure to a care and maintenance activity, thus significantly reducing the costs of such site restoration.

      In accordance with environmental regulations adopted by the Province of Manitoba in 1999, we have developed reclamation plans associated with the eventual closure of operations in that province. The Province of Manitoba has accepted the closure plans for all of our operations in the province.

      Closure plans for the proposed mine and mill facilities were prepared and submitted in 1998 in connection with the environmental review process of the Voisey’s Bay project in the Province of Newfoundland and Labrador. This plan is currently being updated and will be completed in 2004. Closure plans were prepared and submitted in 2001 in connection with the bankable feasibility study for the Goro project in New Caledonia.

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

      Substantial asset retirement obligations are incurred on an ongoing basis which will significantly reduce asset retirement obligation costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and revegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, aggregated $39 million in 2003, $13 million in 2002 and $12 million in 2001 and are included in cost of sales and other operating expenses. Capital expenditures on environmental projects were $28 million in 2003, $9 million in 2002 and $17 million in 2001.

      Although the ultimate amount to be incurred is uncertain, the total liability for asset retirement obligations in respect of worldwide operations, to be incurred primarily after cessation of operations, is estimated to be approximately $904 million at December 31, 2003 on an undiscounted basis. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies including an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance with presently enacted laws, regulations and existing industry standards. The total liability represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provision.

      Effective January 1, 2003, we adopted a new accounting standard of the CICA relating to asset retirement obligations. This standard significantly changed the method of accounting for asset retirement obligations and prior period financial statements have been restated to reflect this change. Under the new standard, the asset retirement obligations are recognized when incurred and recorded as liabilities at fair value assuming a credit-adjusted risk-free rate of approximately 5.5 per cent on average. Due to the nature of our closure plans, the timing of such cash expenditures is expected to occur over a significant period of time being from one year for plans which are already in progress and over 100 years for the longest plan. The liability is accreted over time through periodic charges to cost of sales and other operating expenses. In addition, the asset retirement cost is capitalized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

as part of the asset’s carrying value and depreciated over the asset’s useful life. The following table shows the movement in the liability for asset retirement obligations:

	Year ended December 31

	2003	2002	2001

Obligation at beginning of year	119	121	124
Accretion expense	6	5	5
Liabilities settled	(6)	(7)	(8)
Revisions in estimated cash flows	22	—	—

Obligation at end of year	141	119	121

      As of December 31, 2003, we had outstanding letters of credit in the amount of $21 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either Inco or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the Ontario Ministry of Northern Development and Mines, the Ministry responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year.

      In view of the uncertainties concerning environmental remediation, the ultimate cost of asset retirement obligations could differ materially from the estimated amounts provided. The estimate of the total liability for asset retirement obligation costs is subject to change based on amendments to laws and regulations and as new information concerning our operations becomes available. Future changes, if any, to the estimated total liability as a result of amended requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Environmental laws and regulations are continually evolving in all regions in which we operate. We are not able to determine the impact, if any, of environmental laws and regulations that may be enacted in the future on our results of operations or financial position due to the uncertainty surrounding the ultimate form that such future laws and regulations may take.

Note 14.	Convertible debt

      On March 29, 2001, we issued and sold, on a bought deal basis, zero-coupon convertible notes (“LYON Notes”), representing an aggregate amount payable at maturity of $438 million, which are due and payable March 29, 2021, for net cash proceeds of $226 million. No interest is payable on the LYON Notes prior to maturity except in connection with any term or condition where the holder receives the then accreted value of the LYON Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023 (“Convertible Debentures”), representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). The total combined gross proceeds were $476 million from these two issues of convertible debt securities and the net cash proceeds were $470 million after deduction of commissions and other after-tax expenses. The Convertible Debentures and Subordinated Convertible Debentures pay a cash coupon of 3.5 per cent and 1.0943 per cent, respectively.

      The Convertible Debentures and the Subordinated Convertible Debentures are convertible at the option of the holders into Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, only in the following circumstances: (i) if our Common Share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable; (ii) if the trading price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, over a specified period has fallen below 95 per cent of the amount equal to our then prevailing Common Share price times the applicable conversion rate; (iii) if we were to call the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, for redemption; or (iv) if certain specified corporate events were to occur. Each Convertible Debenture will be convertible into 31.9354 Common Shares, representing an initial conversion price of approximately $28.61 per Common Share, and each Subordinated Convertible Debenture will be convertible into 38.4423 Common Shares, representing a conversion price of approximately $26.01 per Common Share.

      Holders of the Convertible Debentures have the right to have us redeem these Debentures at their issue price plus accrued interest on March 14 in each of 2010, 2014 and 2018. We have the right to redeem the Convertible Debentures at any time on or after March 19, 2010. We have the right to redeem the Subordinated Convertible Debentures on or after March 19, 2008 if our Common Shares trade over a specified period above 125 per cent of the conversion price for these securities. Holders of the Subordinated Convertible Debentures have no right to require us to redeem these subordinated securities. In meeting the conversion, redemption, payment at maturity and other related terms of these convertible debt securities, we have the right, at our option, to satisfy these obligations in cash, Common Shares or any combination thereof.

      In the case of the Convertible Debentures, these securities rank equally and rateably with all of our existing and future unsecured and unsubordinated indebtedness. The Subordinated Convertible Debentures are subordinated to all of our senior indebtedness, which includes, among other obligations, all of our existing and future unsecured and unsubordinated indebtedness.

      For Canadian reporting purposes, these convertible debt securities were initially recorded as $114 million of debt and $356 million of equity. The portion recorded as debt represents the present value of the cash coupons discounted as at the date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      Changes in the convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2000	$—	$—	$—	$—
Convertible debt issued	226	—	—	226
Accretion of convertible debt	5	—	—	5

December 31, 2001	231	—	—	231
Accretion of convertible debt	7	—	—	7

December 31, 2002	238	—	—	238
Convertible debt issued	—	230	126	356
Accretion of convertible debt	9	3	—	12

December 31, 2003	$247	$233	$126	$606

Note 15.	Preferred Shares

      We are authorized to issue 45,000,000 Preferred Shares with no par value, which are issuable in series for a maximum consideration of Cdn.$1.5 billion or its equivalent in other currencies.

Preferred Shares Series E

      On August 21, 1996, we issued 9,424,657 5.5 per cent Convertible Redeemable Preferred Shares Series E (“Preferred Shares Series E”), with an issue price of $50 per share, for an aggregate face value of $471 million as partial consideration for the acquisition of Diamond Fields Resources Inc. (“Diamond Fields”). The Preferred Shares Series E had an annual cumulative dividend of 5.5 per cent payable in U.S. dollars or the equivalent in Canadian dollars. The Preferred Shares Series E were convertible at any time into Common Shares at a conversion rate, subject to certain adjustments in the event of stock splits, stock dividends, certain exchange or tender offers and certain fundamental corporate changes, of 1.19474 Common Shares for each Preferred Share Series E and were redeemable at our option after five years at an initial premium of 2.75 per cent, declining annually to 0.55 per cent in 2005, and were subject to mandatory redemption at the $50 issue price (or the equivalent in Canadian dollars at the option of the holder), together with all then accrued and unpaid dividends, on August 21, 2006. We had the right, subject to certain exceptions, to satisfy the optional or mandatory redemption price payable by issuing Common Shares based upon a formula equivalent to 95 per cent of a weighted-average trading price for the Common Shares over a 20-day period ending five days prior to the particular redemption date. The Preferred Shares Series E had general voting rights on the basis, subject to certain adjustments in the event of certain fundamental corporate changes, of one vote per share and had a separate series vote in the event of certain fundamental changes which required a series vote under applicable corporate laws. The Preferred Shares Series E also had a right to elect two Directors in the event that, and so long as, cumulative quarterly dividends on the series were in arrears for six or more quarters. At the date of issue, a beneficial conversion feature for the Preferred Shares Series E did not exist because the conversion price to common shares was above the then current market price.

      Contingently issuable equity included Preferred Shares Series E contingently issuable upon exercise of stock options held by former employees of Diamond Fields, which were exercisable through to December 13, 2003. On April 17, 2003, all remaining outstanding options held by one holder were exercised and upon exercise the holder received a combination of 485,471 Common Shares with a value of $17 million and cash in the amount of $3 million partially in lieu of the Preferred Shares Series E that had been called for redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Preferred Shares Series E having a $472 million aggregate liquidation preference and which were subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. Pursuant to their terms, we redeemed the Preferred Shares Series E by paying the optional redemption price of $51.10 per share plus all accrued and unpaid dividends to the May 1, 2003 redemption date. Holders of the Series E Preferred Shares had the right to convert their shares into Common Shares at a fixed conversion rate of 1.19474 Common Shares for each Preferred Share Series E held at any time prior to the May 1, 2003 redemption date. The conversion rate represented an effective conversion price of $41.85 per Common Share. The total aggregate redemption price for the Preferred Shares Series E was $487 million, including a redemption premium of $11 million based upon the $50 issue price per Preferred Share Series E and $4 million in accrued dividends.

      Changes in the Preferred Shares Series E were as follows:

	Number of
	shares	Amount

December 31, 2000	9,439,725	$472
Shares converted to Common Shares	(25)	—

December 31, 2001	9,439,700	472
Shares converted to Common Shares	(100)	—

December 31, 2002	9,439,600	472
Shares converted to Common Shares	(1,193)	—
Shares redeemed	(9,438,407)	(472)

December 31, 2003	—	$—

Note 16.	Warrants

      On December 14, 2000, we issued warrants upon the redemption of our Class VBN Shares. Each Common Share purchase warrant (a “Warrant”) has an exercise price, for each whole Warrant, of Cdn.$30.00 (or the equivalent in U.S. dollars) for the purchase of one Common Share at any time on or before August 21, 2006. The exercise price and/or the number and kind of securities issuable on the exercise of the Warrants are subject to adjustment in certain events, as set forth in the Warrant Agreement dated as of December 1, 2000 among Inco, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively, covering the issuance of the Warrants. These adjustments include, among others, certain changes in our capital structure such as any subdivision or consolidation of Common Shares, stock dividends or other distributions, the consolidation, amalgamation or merger of Inco with another company, or the transfer of all or substantially all of our assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      Changes in the Warrants were as follows:

	Number of
	warrants	Amount

December 31, 2000	10,997,903	$62
Warrants issued	26,987	—
Warrants exercised	(2,943)	—

December 31, 2001	11,021,947	62
Warrants issued	1,782	—
Warrants exercised	(232)	—

December 31, 2002	11,023,497	62
Warrants issued	416	—
Warrants exercised	(849)	—

December 31, 2003	11,023,064	$62

Note 17.	Common shares

      We are authorized to issue an unlimited number of Common Shares without nominal or par value.

      Changes in the Common Shares were as follows:

	Number of
	shares	Amount

December 31, 2000	181,807,214	$2,751
Options exercised	367,350	5
Shares issued under incentive plans	15,196	—
Shares issued on conversion of Preferred Shares Series E	29	—
Shares issued on exercise of Warrants	2,943	—

December 31, 2001	182,192,732	2,756
Options exercised	1,012,635	14
Shares issued under incentive plans	32,633	1
Shares issued on conversion of Preferred Shares Series E	119	—
Shares issued on exercise of Warrants	232	—

December 31, 2002	183,238,351	2,771
Options exercised	3,130,556	68
Shares issued under incentive plans	40,249	1
Shares issued on conversion of Preferred Shares Series E	1,424	—
Shares issued upon exercise of former Diamond Fields’ stock options	485,471	17
Shares issued on conversion of Debentures	18,965	1
Shares issued on exercise of Warrants	849	—

December 31, 2003	186,915,865	$2,858

      Contingently issuable equity included Common Shares contingently issuable upon exercise of stock options held by former employees of Diamond Fields Resources Inc. On April 17, 2003, all remaining outstanding options held by one holder were exercised and upon exercise the holder received a combination of 485,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The rights issued under the plan will initially attach to and trade with the Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of the Convertible Debentures, Subordinated Convertible Debentures and LYON Notes and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.

      The rights will separate from the Common Shares (“Separation Time”) and be transferable, trade separately from the Common Shares and become exercisable only when a person acquires, or announces their intention to acquire, beneficial ownership of 20 per cent or more of (i) the then outstanding Voting Securities, or (ii) the then outstanding Common Shares alone, in either case without complying with the “permitted bid” provisions of the plan (as summarized below), or without the approval of the Board of Directors. Should such an acquisition occur, each right would entitle its holder, other than the acquiring person or persons related to or acting jointly or in concert with such person, to purchase additional Common Shares at a 50 per cent discount to the then current market price. The acquisition by any person (an “Acquiring Person”) of 20 per cent or more of the Common Shares or Voting Securities, other than by way of a permitted bid, is referred to as a “Flip-in-Event”. Any rights held by an Acquiring Person will become void upon the occurrence of a Flip-in-Event.

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

Note 18.	Stock compensation plans

      The stock option plans authorize the granting of options to key employees to purchase Common Shares at prices not less than 100 per cent of their market value on the day the option is granted. The 2001 employee plan,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

which replaced the 1997 employee plan and has a term of five years, authorized the granting of options to purchase up to 6,000,000 Common Shares. The Non-Employee Director Share Option Plan, which came into effect in April 2002 and has a term of five years, authorized the granting of options to the non-employee members of our board of directors to purchase up to 300,000 Common Shares. The stock option plans provide that no shares subject to any options granted shall be purchasable after 10 years from the date of grant and also include an anti-dilution provision to protect the option-holder in the event of stock splits or other significant capital changes.

      At December 31, 2003, outstanding options for 1,884,400 Common Shares, as amended for the anti-dilution adjustment, also carry share appreciation rights (“SARs”). These SARs entitle an optionee, in lieu of exercising an option to purchase Common Shares, to surrender all or a portion of the related option in exchange for an amount equal to the difference between the then market price per share and the exercise price per share specified in the stock option, multiplied by the number of shares covered by the stock option, or portion thereof so surrendered. We may elect to deliver Common Shares, cash, or a combination of Common Shares and cash, equal in value to such difference. Compensation expense in respect of SARs for the years 2003, 2002 and 2001 was $36 million, $7 million and $nil, respectively.

      One-half of stock options granted are exercisable on or after six months from the grant date, with the remaining options exercisable on or after 18 months from the grant date.

      Pursuant to our mid-term incentive plans (MTIPs), awards in the form of Common Shares are made to certain key employees subject to transfer, sale and encumbrance restrictions for a three-year period from the date of the award. In the year ended December 31, 2003, 40,249 Common Shares were awarded in respect of MTIPs (2002 — 32,633; 2001 — 15,196).

      Changes in Common Share options outstanding are summarized as follows:

	Number of Common Shares

Year ended December 31	2003	2002	2001

Outstanding at beginning of year	7,476,506	7,729,634	6,977,984
Options granted	1,155,000	1,377,000	1,272,500
Options exercised	(3,867,151)	(1,140,700)	(427,350)
Options terminated	(191,750)	(489,428)	(93,500)

Outstanding at end of year	4,572,605	7,476,506	7,729,634

Available for grant at December 31	3,785,000	4,928,250	6,000,000

Exercisable at December 31	3,954,107	6,765,756	7,095,134

      Changes in the weighted-average exercise price of Common Share options are summarized as follows:

	Weighted-average exercise price

Year ended December 31	2003	2002	2001

Outstanding at beginning of year	$21.42	$21.49	$21.83
Options granted	20.90	17.80	16.96
Options exercised	(18.63)	(14.11)	(12.47)
Options terminated	(26.74)	(29.43)	(26.17)

Outstanding at end of year	$23.43	$21.42	$21.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table summarizes information about Common Share options outstanding at December 31, 2003.

Common Share Options Outstanding				Common Share Options
				Exercisable
	Number
	outstanding	Weighted-average		Number
	at	remaining		exercisable at
	December 31,	contractual life	Weighted-average	December 31,	Weighted-average
Range of exercise prices	2003	(years)	exercise price	2003	exercise price

$11-16	465,500	4.5	$13.40	465,500	$13.40
17-24	2,387,675	8.0	18.95	1,804,177	18.40
25-37	1,719,430	2.6	32.36	1,684,430	32.46

$11-37	4,572,605	5.6	$23.43	3,954,107	$23.80

      The expiration dates of Common Share options outstanding at December 31, 2003 ranged from February 16, 2004 to September 29, 2013. At December 31, 2003, there were 310 employees participating in the Common Share option plans.

      Effective January 1, 2003, we prospectively adopted the fair value method of accounting for stock-based compensation. Had we elected to recognize the cost of stock-based compensation based on the estimated fair value of stock options granted, net earnings (loss) would have been as follows for 2001 and 2002:

	Year ended
	December 31

	2002	2001

Pro forma net earnings (loss)	$(1,486)	$301
Pro forma basic earnings (loss) per common share	$(8.29)	$1.49
Pro forma diluted earnings (loss) per common share	$(8.29)	$1.47

      For 2003, an expense of $3 million was charged to earnings with the offset credited to contributed surplus to reflect the fair value of stock options granted to employees in 2003. The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the following assumptions:

	Year ended December 31

	2003	2002	2001

Stock price at grant date	$20.85	$17.62	$16.96
Exercise price	$20.85	$17.62	$16.96
Weighted-average fair value of options granted during the year	$6.29	$5.92	$6.24
Expected life of options (years)	3	3	3
Expected stock price volatility	41.1%	44.1%	47.3%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	3.6%	4.8%

Note 19.	Nature of operations and segment information

      We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario and Manitoba, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for development projects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

which include the Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project in the French Overseas Territory of New Caledonia.

      Net sales to customers by product were as follows:

	Year ended December 31

	2003	2002	2001

Primary nickel	$2,109	$1,654	$1,488
Copper	171	184	195
Precious metals	114	238	292
Cobalt	17	24	34
Other	63	61	57

	$2,474	$2,161	$2,066

      Net sales to customers include sales at market prices to affiliates in Taiwan and South Korea aggregating $547 million in 2003, $346 million in 2002 and $245 million in 2001. No single non-affiliated customer accounted for more than 10 per cent of total sales in 2003, 2002 or 2001. At December 31, 2003, accounts receivable included amounts due from affiliates of $100 million (2002 — $19 million; 2001 — $23 million).

Data by operating segments

	Finished products			Intermediates			Development Projects			Eliminations			Total

Year ended December 31	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001

		(Restated)												(Restated)
Net sales to customers	$2,369	2,096	2,007	$105	65	59	$—	—	—	$—	—	—	$2,474	2,161	2,066
Intersegment sales	—	—	—	404	256	237	—	—	—	(404)	(256)	(237)	—	—	—

Net sales	$2,369	2,096	2,007	$509	321	296	$—	—	—	$(404)	(256)	(237)	$2,474	2,161	2,066

Earnings (loss) before income and mining taxes and minority interest by segment	$266	307	253	$156	53	34	$(18)	(2,353)	(6)	$(31)	(10)	15	$373	(2,003)	296

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses													118	86	63
Currency translation adjustments													177	5	(39)
Interest expense													44	50	56
Other income, net													(104)	(40)	(13)

Earnings (loss) before income and mining taxes and minority interest													$138	(2,104)	229

Depreciation and depletion	$171	184	190	$94	71	73	$—	—	—	$—	—	—	$265	255	263

Capital expenditures	$158	132	141	$45	42	29	$342	556	93	$—	—	—	$545	730	263

Identifiable assets at December 31	$2,531	2,137	2,154	$1,295	1,217	1,230	$4,648	4,011	5,730	$(46)	(15)	(5)	$8,428	7,350	9,109

Other assets													578	1,227	521

Total assets at December 31													$9,006	8,577	9,630

      Other assets, which are not allocated to operating segments, consist of corporate assets, principally cash and cash equivalents, investments, deferred charges, pension assets and certain receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Data by geographic location

	Net sales to customers year			Property, plant and equipment
	ended December 31			at December 31

	2003	2002	2001	2003	2002	2001

					(Restated)	(Restated)
Canada	$71	$80	$55	$5,083	$4,606	$6,907

United States	669	667	698	22	22	23
United Kingdom	357	443	520	26	24	34
Indonesia	104	65	59	1,016	1,067	1,071
New Caledonia	—	—	—	798	635	196
Japan	374	313	285	19	18	18
Other	899	593	449	12	10	11

Total foreign	2,403	2,081	2,011	1,893	1,776	1,353

Total	$2,474	$2,161	$2,066	$6,976	$6,382	$8,260

      Net sales to customers by geographic location are based on the location in which the sale originated.

Note 20. Financial instruments and commodities contracts

      The carrying values for all financial instruments and commodities contracts approximated fair values with the following exceptions:

	December 31

	2003		2002		2001

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	value	value	value	value	value	value

Financial assets:
Cash and cash equivalents	$418	$418	$1,087	$1,087	$306	$307
Deferred charges and other assets	319	389	208	226	243	221
Financial liabilities:
Long-term debt including amount due within one year	1,512	1,724	1,643	1,686	840	832
Derivatives:
LME forward nickel contracts	—	30	—	7	—	1
Platinum put options	—	1	—	—	—	—
Platinum call options	—	(4)	—	—	—	—
Palladium fixed price swaps	—	1	—	10	—	21
Platinum fixed price swaps	—	(11)	—	(3)	—	3
Gold fixed price swaps	—	(2)	—	—	—	—
Fuel oil swaps	—	4	—	3	—	(2)
Forward currency contracts	—	47	—	62	—	(4)
Interest rate swaps	—	2	—	8	—	(4)

      The fair value of financial instruments at December 31 is based on relevant market information, the contractual terms of the applicable instrument or contract and, in some cases the application of a financial model. The fair value of cash and cash equivalents and investments, including debt securities (both available-for-sale and held-to-maturity investments) and equity investments, is based on market prices at the reporting date for those or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

similar investments. The fair value of long-term debt, platinum put and call options, and the interest rate swaps are estimated based on market prices. The fair value of LME forward nickel, fuel oil swaps, palladium swaps, platinum swaps and forward currency contracts generally reflect the estimated amounts that we would receive (pay) to terminate such contracts at the reporting date, thereby taking into account the current unrealized gains or losses in respect of open contracts.

      In general, we do not use derivative instruments to hedge our exposure to fluctuating nickel prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products. In respect of these types of hedges, at December 31, 2003 we had outstanding LME forward contracts to purchase 9,048 tonnes of nickel during the 2004 to 2006 period at an average price of $12,250 per tonne ($5.56 per pound) and LME forward contracts to sell 4,104 tonnes of nickel during 2004 at an average price of $15,858 per tonne ($7.19 per pound).

      At December 31, 2003, we had outstanding put option contracts, giving us the right but not the obligation, to sell 60,317 troy ounces of platinum at an average price of $643 per troy ounce at various dates over the 2004 to 2006 period, and sold call option contracts, giving the buyer the right, but not the obligation, to purchase platinum at an average price of $777 per troy ounce during the same time period. At December 31, 2003, we also had outstanding put option contracts, giving us the right, but not the obligation, to sell 15,324 troy ounces of gold at an average price of $345 per troy ounce at various dates during 2004, and sold call option contracts, giving the buyer the right, but not the obligation, to purchase gold at an average price of $415 per troy ounce during the same time period.

      Depending on market conditions, we enter into precious metals hedging contracts with various financial counterparties. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals. At December 31, 2003, we had outstanding swap contracts to exchange payments on 9,390 troy ounces of palladium during 2005. Under the swap contracts, we receive a fixed price of $295 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2003, we had outstanding swap contracts to exchange payments on 82,428 troy ounces of platinum in aggregate over the period from 2004 to 2006. Under these swap contracts, we receive fixed prices ranging from $555 to $718 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2003, we had outstanding swap contracts to exchange payments on 60,604 troy ounces of gold in aggregate during 2004 and 2005. Under these swap contracts, we receive fixed prices ranging from $374 to $405 per troy ounce and pay a floating price based on monthly average spot prices.

      We use fuel oil swap contracts to hedge the effect of fuel oil price changes in respect of a portion of our energy requirements in Indonesia. Under these contracts, we receive or make payments based on the difference between a fixed and a floating price for fuel oil. At December 31, 2003, we had entered into swap contracts with financial institutions to exchange payments on 120,000 tonnes of fuel oil in aggregate during 2004 and 2005. Under the swap contracts, we pay fixed prices averaging $134 per tonne for fuel oil and receive a floating price based on monthly average spot price quotations.

      At December 31, 2003, we had outstanding forward currency contracts to purchase Aus.$66 million and 40 million Euros at average exchange rates of $0.525 and $0.873, respectively, during 2004. The purpose of these contracts, as discussed above, is to hedge a portion of the future construction costs of the planned production facilities for the Goro project in New Caledonia assuming a decision is made to proceed with the project. In respect of our currency contracts to hedge against the foreign exchange risks associated with the Goro project, total gains in the amount of $21 million were recorded in 2003 as income due to forward currency contracts that became ineffective due to the deferral of a portion of the originally planned expenditures for this project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      At December 31, 2003, we had outstanding forward currency contracts to purchase Cdn.$50 million at an average exchange rate of $0.697 during 2004. The purpose of these contracts is to hedge a portion of the future construction costs of the planned facilities for the initial phase of the Voisey’s Bay project. We also had outstanding at December 31, 2003, forward currency contracts to purchase Cdn.$35 million at an average exchange rate of $0.745 during 2004. The purpose of these contracts is to reduce the risk that the eventual U.S. dollar cash flows relating to a portion of our future Canadian production costs will be adversely affected by an appreciation of the Canadian dollar.

      As at December 31, 2003, we had an outstanding interest rate swap of a notional principal amount of $300 million on our 5.70% Debentures due 2015, whereby we receive a fixed rate of interest of 5.70% and pay a floating rate at 0.57% over 6-month LIBOR. We also had an interest rate swap of a notional principal amount of $400 million on our 7.75% Notes due 2012, whereby we receive a fixed rate of interest of 7.75% and pay a floating rate at 3.25% over 6-month LIBOR.

      At December 31, 2002, we had an interest rate swap to manage the entire amount of the change in fair value associated with our 9.6% Debentures due 2022. Under the swap, we received a fixed rate of interest of 9.6 per cent and paid a floating rate at 3.05 per cent over LIBOR. The counterparty to the swap held a call option giving it the right to cancel the swap commencing in 2002 at an initial premium of 4.8 per cent, declining annually to redemption at par in 2012 and thereafter. This swap was cancelled and the related debt was redeemed during the course of 2003.

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

      We had a limited recourse liability in respect of the sale of undivided interests in certain accounts receivable in the amount of $17 million at December 31, 2003.

      Effective January 1, 2004, we will adopt new accounting guidelines issued by the CICA in respect of hedging relationships. We have determined that there will be no significant impact on our results of operations or financial condition as a result of the adoption of these guidelines.

Note 21.	Commitments and contingencies

(a) Commitments

      The following table summarizes as of December 31, 2003 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2004	2005	2006	2007	2008	Thereafter

Purchase obligations(1)	$324	$65	$5	$1	$1	$—
Operating leases	30	23	17	11	3	4
Other	2	2	2	3	3	97

Total	$356	$90	$24	$15	$7	$101

(1)	These purchase obligations largely relate to the Goro and Voisey’s Bay projects with the balance comprising routine orders to purchase goods and services at current operating locations.

     In connection with our 1996 acquisition of Diamond Fields Resources Inc., we assumed an obligation to pay to a company retained by Diamond Field Resources Inc. to provide certain exploration and other services an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

annual royalty amounting to three per cent of the net proceeds received from the sale of ores, metals and other minerals produced from our Voisey’s Bay project, after deducting certain costs associated with the production and sale of the ores, metals and minerals produced. We have not incurred any such royalty payments to date since the Voisey’s Bay project is not yet in production.

      We are also committed to pay a quarterly production royalty to the Indonesian government in respect of our nickel ore production in Indonesia. The royalty is determined based on the nickel or cobalt, as applicable, content of the ore and ranges from $0.015 to $0.03 per kilogram contained in the ore, based on certain assumptions with respect to the market price of nickel. During the years ended December 31, 2003, 2002 and 2001, we paid royalties to the Indonesian government amounting to $5 million, $3 million and $4 million, respectively.

      We are required to make certain periodic payments in connection with the use of our mining properties and processing facilities, including payments for our mining licenses, leases, occupation and surface rights. During the years ended December 31, 2003, 2002 and 2001 we paid $4 million, $4 million and $3 million, respectively, in such payments.

(b)	Contingencies

      In the course of our operations, we and our subsidiaries are subject to routine claims and litigation incidental to the business conducted by them, to various environmental proceedings, and to other litigation related to such business. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918 – 1984 period, (2) claims for personal injury, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operation.

Note 22.	Supplemental information

      Supplemental information in connection with the Consolidated Statement of Cash Flows follows:

	Year ended December 31

	2003	2002	2001

Interest paid, net of capitalized interest	$48	$38	$61

Income and mining taxes paid (refunded), net	$120	$(9)	$190

Cash	$42	$36	$21
Cash equivalents	376	1,051	285

Cash and cash equivalents	$418	$1,087	$306

Note 23.	Significant differences between Canadian and United States GAAP

      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for post-retirement benefits, depreciation and depletion, intangible assets, research and development, exploration, asset impairment, our convertible debt, derivative instruments, investments, income and mining taxes and reporting of comprehensive income. As noted in (p) below, certain figures have been restated in 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Net earnings (loss) — Canadian GAAP	$137	$(1,482)	$304
Increased post-retirement benefits expense (a)	(37)	(23)	(22)
Decreased depreciation and depletion expense (b)	38	13	—
Increased intangible assets amortization expense (c)	(2)	(2)	—
Increased research and development expense (d)	(5)	(6)	(8)
Increased exploration expense (e)	(4)	(3)	(7)
Increased asset impairment charges (f)	—	(708)	—
Increased interest expense (g)	(25)	(9)	(11)
Unrealized net gain (loss) on derivative instruments (h)	(1)	5	(4)
Increased income and mining tax expense (i)	(15)	—	—
Decreased (increased) minority interest (b)(d)(e)	(9)	(3)	2
Change in accounting policy (j)	—	1	1
Taxes on United States GAAP differences	18	141	17

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	$95	$(2,076)	$272
Cumulative effect of a change in accounting principle (b)(j)	(17)	(2)	—

Net earnings (loss) — United States GAAP	$78	$(2,078)	$272

Other comprehensive income (loss) (l):
Unrealized net loss on derivatives designated as cash flow hedges at January 1, 2001 (h)	—	—	(4)
Reclassification to earnings of net loss (gain) on derivatives designated as cash flow hedges (h)	(21)	(19)	4
Reclassification to earnings of net loss (gain) on derivatives due to ineffectiveness (h)	(8)	—	—
Changes in fair value of derivatives designated as cash flow hedges (h)	5	26	23
Unrealized gains (losses) on long-term investments (k)	68	17	(3)
Unrealized gains (losses) on marketable securities (k)	—	—	(1)
Long-term investments reclassified to earnings (k)	(18)	24	—
Marketable securities reclassifications (k)	—	(1)	—
Minimum additional pension liability adjustment (a)	(125)	(318)	(180)
Taxes on other comprehensive income (loss)	68	102	56

Other comprehensive loss — United States GAAP (l)	(31)	(169)	(105)

Comprehensive income (loss) — United States GAAP (l)	$47	$(2,247)	$167

Net earnings (loss) per share — Basic (m)
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$0.40	$(11.50)	$1.35
Cumulative effect of a change in accounting principle (b)(j)	$(0.09)	$(0.01)	$—

Net earnings (loss) per share — Basic (m)	$0.31	$(11.51)	$1.35

Net earnings (loss) per share — Diluted (m)
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$0.39	$(11.50)	$1.33
Cumulative effect of a change in accounting principle (b)(j)	$(0.09)	$(0.01)	$—

Net earnings (loss) per share — Diluted (m)	$0.30	$(11.51)	$1.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

(a)	Post-retirement benefits

      For Canadian reporting purposes, we amortize the excess of the net actuarial gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets over the expected average remaining service life of employees. For United States reporting purposes, we amortize all actuarial gains and losses systematically over the expected average remaining service life of employees.

      United States GAAP also requires the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a reduction in accumulated other comprehensive income. At December 31, 2003, the minimum additional pension liability would have been $1,042 million (2002 — $900 million; 2001 — $582 million) and the intangible pension asset would have been $84 million (2002 — $67 million; 2001 — $67 million), resulting in a $581 million reduction, after taxes, (2002 — $523 million; 2001 — $309 million) in accumulated other comprehensive income.

(b)	Depreciation and depletion expense

      Under Canadian GAAP, we deplete mine development costs on a composite basis. Total historical capitalized costs and estimated future development costs relating to our developed and undeveloped reserves are depreciated using the unit-of-production method based on total developed and undeveloped proven and probable reserves in our twenty-year plan. For PT Inco, all assets are being depreciated on the basis of this unit-of-production method.

      For United States GAAP purposes, amortization of the deferred mine development costs is calculated on a unit-of-production basis over the estimated proven and probable ore reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the amortization charge.

      Life of mine plan development comprises capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category include ore haulage shafts, initial decline, ore passes, ventilation, and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are amortized on a unit-of-production basis over the total estimated proven and probable ore reserves.

      Area-specific development costs, which are amortized over estimated proven and probable ore reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include: access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the orebody. Annual deferred mine development costs incurred to access specific ore blocks or areas are amortized on a unit-of-production basis over the estimated proven and probable ore reserves that can be currently accessed in those areas without future capital development costs being incurred.

      Ongoing mine development costs that provide access to ore for less than two years’ production are expensed as incurred.

      For United States GAAP purposes, we have restated PT Inco’s depreciation and depletion expense for the amortization of deferred mine development costs and changed the amortization of other assets from a unit-of-production method to a straight line method over the lesser of the asset’s useful life up to 10 years in respect of mine and mobile equipment; the lesser of the asset’s useful life and the term of the current contract of work that expires in 2025 in respect of roads, bridges and process plant buildings and equipment; and, in the case hydroelectric facilities, the lesser of the asset’s useful life up to 50 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      We have restated our depreciation and depletion expense for 2002 to conform to United States GAAP. As a result of this change, certain balance sheet accounts as of January 1, 2002 were restated as follows: the deficit increased by $2 million; property, plant and equipment increased by $4 million; minority interest increased by $12 million; and deferred income and mining taxes decreased by $6 million. The effect of the change in methodology was a decrease to depreciation and depletion expense of $38 million in 2003 (2002 — $13 million); an increase to property, plant and equipment of $38 million (2002 — $13 million); an increase to minority interest of $10 million (2002 — $5 million); and an increase to deferred income and mining taxes of $12 million (2002 — $3 million). The cumulative effect was a decrease to our net earnings of $2 million, or 1 cent per share, in 2002, which is shown as a cumulative effect of a change in accounting principle. For 2001, the impact would have been a decrease in depreciation and depletion expense of $9 million.

(c)	Intangible assets

      Canadian GAAP contains an apparent conflict in the treatment of mineral rights with respect to balance sheet classification. CICA 1581, Business Combinations, defines such assets as intangible assets, while CICA 3061, Property, Plant and Equipment, defines acquired mineral rights as property, plant and equipment. We have interpreted the adoption of CICA 1581 and its companion statement CICA 3062, Goodwill and Other Intangible Assets, in a manner that has led us to conclude that we are not required to change how we account for such mineral rights under Canadian GAAP. In the United States, SFAS No. 141, Business Combinations, which is consistent with CICA 1581, requires that under United States GAAP mineral rights are classified as intangible assets. This matter has been referred to the Emerging Issues Task Force (“EITF”) of the United States Financial Accounting Standards Board for its consideration. There can be no certainty as to the conclusions the EITF will reach, nor as to whether the apparent conflict under Canadian GAAP will be resolved. For Canadian GAAP, we have classified such assets, less the related accumulated depreciation, depletion and amortization, as “Property, plant and equipment, net” on our consolidated balance sheet.

      Under United States GAAP acquisition costs associated with mining interests are classified according to the land tenure position. Under United States GAAP costs associated with owned mineral claims and mining leases where we do not own the underlying land are classified as finite life intangible assets and amortized over the period of intended use. For mineral claims with estimated proven and probable ore reserves, amortization is taken on a unit-of-production basis resulting in no charge during the exploration and development phase. For mineral claims where we have not determined that estimated proven and probable ore reserves exist the associated costs are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is determined to contain proven and probable ore reserves, the remaining unamortized balance is amortized on a unit-of-production basis as described above.

      Residual values for undeveloped mineral interests represent the expected fair value of the interests at the time that we plan to convert, develop, further explore or dispose of the interests. Residual values are determined based on (1) discounted cash flow analyses and (2) reference to recent transactions of third parties involving similar undeveloped mineral interests. Based on our knowledge of secondary markets that exist and are expected to continue to exist for the purchase and sale of such assets, we believe that the methods described above to determine residual values are representative of the amounts that we expect to receive if the undeveloped mineral interests were sold to a third party.

      These assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

      The only significant mineral rights that have a carrying value on our balance sheet relate to the Voisey’s Bay deposits acquired in 1996. For United States GAAP purposes, with respect to this acquisition, the carrying value has been reclassified from property, plant and equipment to intangible assets on the balance sheet and comprises a gross carrying value of $2,471 million in 2003 and 2002. There is no impact on the amortization of the portion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

of the intangible asset value assigned to the estimated proven and probable ore reserves until commencement of mine production currently estimated to start in 2006.

      With respect to the portion of the intangible asset value assigned to the remainder of the deposit, the difference between the gross carrying value of $480 million and the residual value is being amortized on a straight line basis over the period until estimated proven and probable ore reserves are established and underground development and mining are expected to commence. We have restated the results for 2002 to adopt the accounting treatment described above which resulted in a pre-tax charge of $2 million under United States GAAP.

(d)	Research and development expense

      Under Canadian GAAP, development costs are deferred and amortized if the development project meets certain generally accepted criteria for deferral and amortization. In addition, fixed assets including equipment may be acquired or constructed in order to provide facilities or carry out a research and development project. The use of such assets will extend over a number of accounting periods and, accordingly, are capitalized and amortized over their useful lives. Under United States GAAP research and development costs are charged to expense in the period incurred and certain balance sheet accounts as of December 31, 2002 and 2001 have been restated as follows to reflect this difference to Canadian GAAP: the deficit increased by $29 million (2001 — $25 million); property, plant and equipment decreased by $37 million (2001 — $31 million); deferred income and mining taxes decreased by $3 million (2001 — $2 million); and minority interest decreased by $5 million (2001 — $4 million). For the year ended December 31, 2003, the impact on our research and development expense was an increase of $5 million (2002 — $6 million; 2001 — $8 million) representing research and development costs previously capitalized which are now being expensed, net of any related amortization. For the year ended December 31, 2003, minority interest expense was decreased as a result of this restatement in the amount of $nil (2002 — $1 million; 2001 — $1 million).

(e)	Exploration expense

      Under Canadian GAAP, capitalized exploration expenditures are classified under property, plant and equipment with the related mineral claim. For United States GAAP, exploration expenditures are not capitalized unless proven and probable reserves have been established by a feasibility study. As a result of our adopting this policy for United States GAAP, certain balance sheet accounts as of December 31, 2002 and 2001 have been restated as follows: the deficit increased by $56 million (2001 — $55 million); property, plant and equipment decreased by $90 million (2001 — $87 million); deferred income and mining taxes decreased by $30 million (2001 — $29 million); and minority interest decreased by $4 million (2001 — $3 million). For the year ended December 31, 2003, the impact on our exploration expense was an increase of $4 million (2002 — $3 million; 2001 — $7 million) representing exploration costs previously capitalized which are expensed under United States GAAP, net of any related amortization. For the year ended December 31, 2003, the minority interest was decreased as a result of this restatement in the amount of $1 million (2002 — $1 million; 2001 — $1 million). A portion of the exploration expenses referred to above were previously written off as a part of the asset impairment charges discussed below. As a result of this change, the asset impairment charges recorded in 2002 were restated with a reduction of $71 million.

(f)	Asset impairment charges

      Under United States GAAP in accordance with SFAS No. 144, when the net carrying value of a long-lived asset exceeds the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its fair value is charged to earnings. Prior to 2003, under Canadian GAAP, when the net carrying value of a long-lived asset exceeded the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its net recoverable amount was charged to earnings. In addition, financing costs are excluded from the evaluation of a long-lived asset for impairment purposes under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

United States GAAP whereas such costs were previously included under Canadian GAAP. For United States reporting purposes, in 2002, the non-cash asset impairment charges would have been $2,148 million, net of deferred income and mining taxes of $915 million, in respect of the reduction in the carrying value of the Voisey’s Bay project and $55 million, net of income and mining taxes of $5 million, in respect of the reduction in the carrying value of certain property, plant, equipment and other assets. Fair value was estimated using discounted probability-weighted expected net cash flows and a risk-free interest rate. For United States segment reporting purposes, pre-tax charges of $3,063 million and $60 million would be included in the development projects and finished products segments, respectively.

(g)	Convertible debt

      Under Canadian GAAP, the convertible debt is classified as an equity instrument. The convertible debt accretes over their respective terms to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the convertible debt would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense. For United States GAAP, the convertible debt would be classified as current debt in the 12–month periods in advance of their special conversion dates and as long–term debt during the remainder of their term.

(h)	Derivative instruments

      Under United States GAAP, all derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value. A derivative must be designated in a hedging relationship in order to qualify for hedge accounting. These standards include a determination of what portions of hedges are deemed to be effective versus ineffective. In general, a hedging relationship is effective when a change in the fair value of the derivative is offset by an equal and opposite change in the fair value of the underlying hedged item. In accordance with these standards, effectiveness tests are performed in order to assess effectiveness and quantify ineffectiveness for all designated hedges. At December 31, 2003, we had outstanding fair value hedges and cash flow hedges. A fair value hedge is a hedge of the change in the fair value of an asset, liability or firm commitment. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. A cash flow hedge is a hedge of the exposure in variability in expected future cash flows that is attributable to a particular risk such as a forecasted purchase or sale. If a derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of the derivatives designated as hedges are recognized in earnings.

      LME forward nickel contracts are used to hedge the effect of fluctuations in the price of nickel with respect to sales of Inco-source nickel to customers for delivery three or more months in the future. These LME forward nickel contracts have been designated as fair value hedges in connection with firm sale commitments. For the year ended December 31, 2003, a loss of $1.4 million was charged to net sales due to the ineffectiveness of such outstanding fair value hedges and a loss of $0.1 million was charged to other income, net due to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2003, we had two interest rate swaps intended to manage the interest rate risk associated with a portion of our fixed-rate debt, which have been designated as fair value hedges. The interest rate swap changes our exposure to the change in fair value of certain debt by effectively converting a portion of our fixed-rate debt to a floating rate.

      Depending on market conditions, we enter into precious metals fixed price swap and option contracts and nickel option contracts with various financial counterparties who must meet certain established criteria. These contracts, which have been designated as cash flow hedges, are intended to provide certain minimum price realizations in respect of a portion of forecasted sales. In addition, we have entered into forward currency contracts to hedge a portion of the future construction costs of our planned production facilities in New Caledonia and the Province of Newfoundland and Labrador that will be denominated in currencies other than the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

U.S. dollar. For the year ended December 31, 2003, we recognized a net gain of $11 million in other income, net which represented the total ineffectiveness of our outstanding cash flow hedges. A gain of $21 million, including $8 million with respect to the reclassification of comprehensive income, was credited to the charge for Goro project suspension costs due to hedged forecasted cash flows no longer qualifying as a cash flow value hedge. At December 31, 2003, $15 million of deferred net gains on derivative instruments recorded in other comprehensive income are expected to be reclassified to net sales during the next 12 months. The maximum term over which cash flows are hedged is 30 months.

      We also purchase and sell metals, fuel oil and foreign currencies which have not been specifically identified as hedges. With respect to metals, we use forward contracts to manage the price risk associated with copper, gold and purchases of nickel and copper from third parties to meet our customers’ requirements. With respect to fuel oil, we use swaps to manage the cost of a portion of our energy requirements in Indonesia. With respect to foreign currencies, by virtue of our international operations, we conduct business in a number of foreign currencies other than the U.S. dollar. Our primary exchange risk is to changes in the value of the Canadian dollar, the currency in which a substantial portion of our costs are incurred, relative to the U.S. dollar. The impact of this risk is reduced by entering into forward contracts and foreign currency options which typically do not extend beyond one year. At December 31, 2003, an unrealized net gain of $1.7 million was credited to other income, net in respect of derivative instruments which were not specifically designated as hedges.

(i)	Income and mining taxes

      As discussed in (f) above, there is a difference in the carrying value of the Voisey’s Bay project due to the impairment charge in 2002. Under both Canadian and United States GAAP, deferred income and mining taxes are recorded at the expected rate of reversal. In 2003, there was a change in tax rates in the jurisdiction of the Voisey’s Bay project. The impact of this change in tax rates is different for Canadian and United States GAAP due to the temporary difference created by the asset impairment charge.

(j)	Asset retirement obligations

      Effective January 1, 2003, we adopted, for United States reporting purposes, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations and CICA 3110, Asset Retirement Obligations, which are substantially identical. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over either the straight line method and the unit-of-production method assuming estimated proven and probable ore reserves depending on the nature of the asset being retired. The cumulative effect of adopting SFAS No. 143 was a decrease to our net earnings of $17 million, or 10 cents per share, in 2003, which is shown as a cumulative effect of a change in accounting principle. As at January 1, 2003, property, plant and equipment increased by $39 million, deferred income and mining taxes decreased by $11 million, and asset retirement obligations increased by $67 million. For Canadian GAAP, financial results of comparative periods have been restated which resulted in a net loss to income of $1 million for the years ended December 31, 2002 and 2001.

(k)	Investments

      United States accounting standards for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income. At December 31, 2003, deferred charges and other assets would have increased by $69 million (2002 — increase of $19 million; 2001 — decrease of $22 million), cash and cash equivalents would have increased by $nil million (2002 — $nil million; 2001 — $1 million) and accumulated other comprehensive loss would have decreased by $69 million (2002 — decrease of $19 million; 2001 — increase of $21 million) before taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

(l)	Comprehensive income

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

(m)	Earnings (loss) per share

      The computation of basic and diluted earnings (loss) per share under United States GAAP was as follows:

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$78	$(2,078)	$272
Dividends on preferred shares	(6)	(26)	(26)
Premium on redemption of preferred shares	(15)	—	—

Net earnings (loss) applicable to common shares	$57	$(2,104)	$246

Denominator:
Weighted-average common shares outstanding (thousands)	184,500	182,830	182,074

Basic earnings (loss) per common share	$0.31	$(11.51)	$1.35

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$57	$(2,104)	$246
Dilutive effect of:
Convertible debentures	—	—	6

Net earnings (loss) applicable to common shares, assuming dilution	$57	$(2,104)	$252

Denominator:
Weighted-average common shares outstanding (thousands)	184,500	182,830	182,074
Dilutive effect of:
Convertible debentures	—	—	5,750
Stock options	1,707	—	868
Warrants	1,308	—	—

Weighted-average common shares outstanding, assuming dilution	187,515	182,830	188,692

Diluted earnings (loss) per common share	$0.30	$(11.51)	$1.33

      At December 31, 2003, convertible debt which is convertible into 17,440,696 Common Shares (2002 — 9,705,111; 2001 — 4,180,601), options on 819,000 Common Shares (2002 — 7,476,506; 2001 — 5,261,534), Preferred Shares convertible into nil Common Shares (2002 — 11,277,868; 2001 — 11,277,987) and Warrants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

exercisable for nil Common Shares (2002 — 11,023,497; 2001 — 11,021,947) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

(n)	Stock-based compensation

      We adopted a new accounting standard of the CICA in respect of stock–based compensation. This new standard is substantially identical to United States GAAP. For further information, reference is made to Note 2(a). Had we elected to recognize the cost of our stock-based compensation based on the estimated fair value of stock options granted, our United States GAAP proforma results would have been as follows:

	Year ended
	December 31

	2002	2001

	(Restated)	(Restated)
Pro forma net earnings (loss)	$(2,082)	$268

Pro form net earnings (loss) per common share
Basic	$(11.53)	$1.33
Diluted	$(11.53)	$1.31

      The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the assumptions noted in Note 18.

(o)	Preferred shares

      For United States reporting purposes, the Preferred Shares Series E would be excluded from shareholders’ equity in the Consolidated Balance Sheet.

(p)	Restatement of United States GAAP Consolidated Financial Statements

      We identified certain accounting matters relating to our December 31, 2002 and 2001 Consolidated Financial Statements for United States GAAP purposes that require restatement. These matters are discussed in parts (b) (c) (d) and (e) above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table sets forth the effect of these restatements on our consolidated net earnings:

	Year ended
	December 31

	2002	2001

Net earning (loss) — United States GAAP, as previously reported	(2,119)	283
Restatements
Decreased depreciation and depletion expense (b)	13	—
Increased intangible assets amortization expense (c)	(2)	—
Increased research and development expense (d)	(6)	(8)
Increased exploration expense (e)	(3)	(7)
Decreased (increased) minority interest (b)(d)(e)	(3)	2
Decreased asset impairment charges (e)	71	—
Taxes on restated United States GAAP differences	(27)	2

Net earning (loss) before cumulative effect of a change in accounting principle — United States GAAP, as restated	(2,076)	272
Restated cumulative effect of a change in accounting principle (b)	(2)	—

Net earnings (loss) — United States GAAP, as restated	(2,078)	272

      The following tables set forth the effect of these restatements on our balance sheet as at December 31, 2002 and 2001:

	As at December 31, 2002

		Depreciation	Intangible	Research and		Asset
	As Previously	and Depletion	Assets	Development	Exploration	Impairment	As
	Reported	(b)	(c)	(d)	(e)	(e)	Restated

Assets:
Cash and cash equivalents	1,087	—	—	—	—	—	1,087
Accounts receivable	289	—	—	—	—	—	289
Property, plant and equipment	5,566	17	(2,471)	(37)	(90)	71	3,056
Intangible assets	—	—	2,469	—	—	—	2,469
Deferred charges and other assets	141	—	—	—	—	—	141
Liabilities:
Long-term debt due within one year	97	—	—	—	—	—	97
Other accrued liabilities	217	—	—	—	—	—	217
Long-term debt	1,781	—	—	—	—	—	1,781
Deferred income and mining taxes	882	(3)	(1)	(3)	(30)	27	872
Post-retirement benefits	1,304	—	—	—	—	—	1,304
Minority interest	368	17	—	(5)	(4)	—	376
Shareholders’ equity:
Retained earnings (deficit)	(991)	3	(1)	(29)	(56)	44	(1,030)
Accumulated other comprehensive loss	(485)	—	—	—	—	—	(485)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

	As at December 31, 2001

		Depreciation	Intangible	Research and		Asset
	As Previously	and Depletion	Assets	Development	Exploration	Impairment	As
	Reported	(b)	(c)	(d)	(e)	(e)	Restated

Assets:
Cash and cash equivalents	307	—	—	—	—	—	307
Accounts receivable	303	—	—	—	—	—	303
Property, plant and equipment	8,217	—	—	(31)	(87)	—	8,099
Deferred charges and other assets	164	—	—	—	—	—	164
Liabilities:
Long-term debt due within one year	317	—	—	—	—	—	317
Other accrued liabilities	194	—	—	—	—	—	194
Long-term debt	755	—	—	—	—	—	755
Deferred income and mining taxes	1,901	—	—	(2)	(29)	—	1,870
Post-retirement benefits	957	—	—	—	—	—	957
Minority interest	350	—	—	(4)	(3)	—	343
Shareholders’ equity:
Retained earnings (deficit)	1,154	—	—	(25)	(55)	—	1,074
Accumulated other comprehensive loss	(316)	—	—	—	—	—	(316)

(q)	Comparative figures

      The following tables compare results reported under Canadian GAAP with those that would have been reported under United States GAAP, together with the cumulative effect on balance sheet accounts. Quarterly results are unaudited. Restatements in respect of Canadian GAAP are discussed in Note 2. Restatements in respect of United States GAAP are discussed in Note 23, parts (b), (c), (d) and (e) above.

	Year ended December 31

	Canadian GAAP			United States GAAP

	2003	2002	2001	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings (loss)
First quarter	$30	$11	$85	$14	5	$78
Second quarter	60	(1,582)	192	(191)	(2,166)	171
Third quarter	(27)	91	33	(30)	89	36
Fourth quarter	74	(2)	(6)	285	(6)	(13)

Year	$137	$(1,482)	$304	$78	$(2,078)	$272

Net earnings (loss) per common share
Basic	$0.59	$(8.27)	$1.51	$0.31	$(11.51)	$1.35
Diluted	$0.58	$(8.27)	$1.49	$0.30	$(11.51)	$1.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

	December 31

	Canadian GAAP			United States GAAP

	2003	2002	2001	2003	2002	2001

		(Restated)	(Restated)		(Restated)	(Restated)
Assets:
Cash and cash equivalents	$418	$1,087	$306	$418	$1,087	$307
Accounts receivable	435	251	277	474	289	303
Property, plant and equipment	6,976	6,382	8,260	3,671	3,056	8,099
Intangible assets	—	—	—	2,467	2,469	—
Deferred charges and other assets	319	208	243	256	141	164
Liabilities:
Long-term debt due within one year	103	97	81	92	97	317
Other accrued liabilities	332	210	189	369	217	194
Long-term debt	1,409	1,546	759	2,035	1,781	755
Deferred income and mining taxes	1,696	1,352	2,105	1,115	872	1,870
Post-retirement benefits	603	475	451	1,522	1,304	957
Asset retirement obligations	141	119	121	141	52	49
Minority interest	415	368	350	432	376	343
Shareholders’ equity:
Convertible debt	606	238	231	—	—	—
Retained earnings (deficit)	(226)	(335)	1,177	(973)	(1,030)	1,074
Accumulated other comprehensive loss	—	—	—	(516)	(485)	(316)

      Changes in retained earnings and accumulated other comprehensive loss under United States GAAP were as follows:

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Retained earnings (deficit) at beginning of year, as previously reported	$(1,030)	$1,154	$897
Restatements (d)(e)	—	(80)	(69)

Retained earnings (deficit) at beginning of year, as restated	(1,030)	1,074	828
Net earnings (loss)	78	(2,078)	272
Preferred dividends	(6)	(26)	(26)
Premium on redemption of preferred shares	(15)	—	—

Retained earnings (deficit) at end of year	$(973)	$(1,030)	$1,074

Accumulated other comprehensive loss at beginning of year	$(485)	$(316)	$(211)
Other comprehensive loss	(31)	(169)	(105)

Accumulated other comprehensive loss at end of year	$(516)	$(485)	$(316)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

(r)	Recent Accounting Pronouncements

      Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, retirement obligations will be recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. The effect of the adoption of the new standard is described in Note 23(j) above.

      Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard had no impact on our financial statements.

      Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we have adopted, for stock options granted in 2003 and in future years, the fair value based method of accounting for our stock-based employee compensation. This change in accounting decreased net earnings by $3 million for the year ended December 31, 2003.

      Effective June 30, 2003, we adopted, for United States reporting purposes, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. The standard had no impact on our financial statements.

      Effective July 1, 2003, we adopted, for United States reporting purposes, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires, for financial instruments meeting certain criteria, that an issuer must classify the instruments as liabilities (or assets in some circumstances). The adoption of this new standard did not have a significant impact on our results of operations or financial condition.

SCHEDULE VIII

INCO LIMITED AND SUBSIDIARIES

VALUATION ACCOUNTS AND RESERVES
(In thousands)

		Additions	Deductions
	Balance at	Charged to	For Accounts	Balance
	Beginning	Costs and	Receivable	at End
	of Year	Expenses	Written Off	of Year

	Year ended December 31, 2003

Allowance for doubtful accounts	$17,456	$636	$2,686	$15,406
	Year ended December 31, 2002

Allowance for doubtful accounts	$3,875	$13,619	$38	$17,456
	Year ended December 31, 2001

Allowance for doubtful accounts	$3,886	$1,959	$1,970	$3,875

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

				(Restated)	(Restated)

	(in millions of United States dollars except per share amounts)
2003
Net sales	$593	$599	$450	$832	$2,474
Net earnings (loss)	$30	$60	$(27)	$74	$137
Net earnings (loss) per common share
Basic	$0.04	$0.32	$(0.16)	$0.39	$0.59
Diluted	$0.04	$0.32	$(0.16)	$0.36	$0.58
2002
Net sales	$506	$591	$536	$528	$2,161
Net earnings (loss)	$11	$(1,582)	$91	$(2)	$(1,482)
Net earnings (loss) per common share
Basic	$0.02	$(8.70)	$0.46	$(0.05)	$(8.27)
Diluted	$0.02	$(8.70)	$0.45	$(0.05)	$(8.27)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

      As of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed the Company’s disclosure controls and procedures (as such term is defined in Section 240.13a-15(e) under the Securities Exchange Act of 1934, as amended) and, based upon the evaluation of such controls and procedures required by paragraph (b) of Section 240.13a-15 of the Securities Exchange Act of 1934, as amended, concluded that such disclosure controls and procedures were effective and met the requirements thereof.

Internal Control Over Financial Reporting

      No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of Inco Limited

      The information under “Election of Directors”, “Information Regarding the Board and Board Committees — Board Committees”, and “Audit Committee Report” in the Company’s Proxy Circular and Statement dated February 20, 2004 (the “2004 Proxy Statement”), filed as Exhibit 99 hereto, is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

      The Company has adopted a Code of Ethics for Financial Personnel governing its senior officers and employees with financial reporting and related responsibilities and has posted such code on its web site, www.inco.com. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics for Financial Personnel and any waiver applicable to our senior financial officers and our executive officers or directors. We have also posted on our website the Board of Directors’ Guidelines on Corporate Governance and the charters of our Audit Committee, Corporate Governance and Nominating Committee, Management and Resources and Compensation Committee, Pension Committee and Environment, Health and Safety Committee. Any of the foregoing documents are available in print upon request of any shareholder to our investor relations personnel through our website or by telephone at (416) 361-7670.

Item 11.	Executive Compensation

      The information under “Executive Compensation”, “Report on Executive Compensation” and “Comparative Shareholder Return” in the 2004 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

      The information under “Ownership of Securities” in the 2004 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” and “Securities Authorized for Issuance under Equity Compensation Plans” above.

Changes in Control

      There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accountant Fees and Services

      The information under “Auditors’ Fees” in the 2004 Proxy Statement is incorporated herein by reference to such information.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.			List of Financial Statements Included under Item 8 of this Report
Auditors’ Report
Consolidated Statement of Earnings
Consolidated Statement of Retained Earnings
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Financial Information (unaudited)
(a)2.			List of Financial Statement Schedules included under Item 8 of this Report
Schedule VIII — Valuation accounts and reserves
(a)3.			Exhibits
	(3)(i)		Articles of Continuance of the Company as amended to April 25, 2001 (incorporated by reference to Exhibit 3(i) and 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)
	(ii)	(a)	General By-law No. 1 of the Company as amended to February 3, 2004 (subject to shareholder ratification)
		(b)	Standing Resolution of the Company as amended to February 3, 2004
	(4)(i)	(a)	Reference is made to(3)(i) and (ii) above
		(b)	Warrant Agreement dated December 1, 2000 among the Company, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively (incorporated by reference to the Registration Statement on Form F-10 (File No. 333-12748) as filed with the Commission on December 7, 2000)
		(c)	Shareholder Rights Plan Agreement dated as of September 14, 1998, as amended and restated as of April 28, 1999, between Inco Limited and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Attachment A to the Company’s 1999 Proxy Statement attached as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
	(ii)		The Company hereby agrees to furnish to the Commission a copy of any instrument relating to outstanding long-term debt of the Company upon request of the Commission
	(10)	(a)	Voisey’s Bay Development Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K dated October 7, 2002)
		(b)	Voisey’s Bay Industrial and Employment Benefits Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(ii) to the Company’s Current Report on Form 8-K dated October 7, 2002)
		(c)	2002 Non-Employee Director Share Option Plan (incorporated by reference to Exhibit B to the Company’s 2002 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
		(d)	2001 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2001 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
		(e)	1997 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the Company’s 1997 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1143))
		(f)	1993 Key Employees Incentive Plan (incorporated by reference to the Prospectus in Registration Statement No. 33-71298)

	(g)	1998 Non-Employee Director Share Ownership Plan as amended to December 4, 2001 (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
	(h)	Forms of two Agreements, each dated as of between March 23, 1998 and December 3, 2002 between certain executive officers of the Company (all executive officers in the case of the form of Agreement referred to in (2) below and S.M. Hand, R.C. Aelick S.F. Feiner, P.J. Goudie, F.S. Hakimi, P.C. Jones and L. Kruger in the case of the form of Agreement referred to in (1) below) and Inco Limited covering severance payments and continuation of certain benefits in the event of (1) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary or (2) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary within two years following a change in control (as defined in such agreements) (incorporated by reference to Exhibit 10(iii)(A) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-1143))
	(i)	Description of the Company’s Management Incentive Plans (incorporated by reference to the first paragraph under “Management Incentive Plans and Other Arrangements with Officers” in the 2004 Proxy Statement)
(21)		Subsidiaries of the Company
(23)		Consents of Lawrence B. Cochrane, Robert A. Horn and Robert C. Osborne, each as a Qualified Person named in this Report pursuant to National Instrument 43-101 issued by the Canadian Securities Administrators
(24)	(a)	Powers of Attorney
	(b)	Resolution of the Board of Directors
(31)		Rule 13a-14(a)/15d-14(a) Certifications
(32)		Section 1350 Certifications
(99)		2004 Proxy Statement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, on the 15th day of March, 2004.

INCO LIMITED
(Registrant)

By:	/s/ STUART F. FEINER

Stuart F. Feiner
Executive Vice-President,
General Counsel & Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2004.

Signature	Title

/s/ SCOTT M. HAND Scott M. Hand	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ FAROKH S. HAKIMI Farokh S. Hakimi	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

/s/ RONALD A. LEHTOVAARA Ronald A. Lehtovaara	Vice-President and Comptroller (Principal Accounting Officer)

Signature	Title

*GLEN A. BARTON (Glen A. Barton)	Director

*ANGUS A. BRUNEAU (Angus A. Bruneau)	Director

*RONALD C. CAMBRE (Ronald C. Cambre)	Director

*JUDITH A. EROLA (Judith A. Erola)	Director

*CHAVIVA M. HOSEK (Chaviva M. Hosek)	Director

*PETER C. JONES (Peter C. Jones)	Director

*JOHN T. MAYBERRY (John T. Mayberry)	Director

*DAVID P. O’BRIEN (David P. O’Brien)	Director

*ROGER PHILLIPS (Roger Phillips)	Director

*JAMES M. STANFORD (James M. Stanford)	Director

*RICHARD M. THOMSON (Richard M. Thomson)	Director

/s/ EDWARD A. STEEN Edward A. Steen Inco United States, Inc. Park 80 West, Plaza Two Saddle Brook, NJ 07663	Authorized Representative in the United States

*	Pursuant to powers of attorney executed by the directors named above whose names are preceded by an asterisk, Stuart F. Feiner, as attorney-in-fact, does hereby sign this Report on behalf of each of such directors, in each case in the capacity of director, on the 15th day of March, 2004.

/s/ STUART F. FEINER

Stuart F. Feiner, attorney-in-fact

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-22435 and 33-50816), on Form S-8 (Nos. 33-71298, 333-7798, 333-13714 and 333-98601) and on Form F-10 (Nos. 333-13470, 333-12588, 333-104688 and 333-104687) of Inco Limited of our reports dated February 3, 2004 and March 12, 2004 relating to the financial statements and the financial statement schedule which appear in this Annual Report on Form 10-K. We also consent to the reference to us under the heading “Experts” in each of such Prospectuses.

PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
March 15, 2004

INCO LIMITED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit No.	Exhibit
3(ii)(a)	General By-law No. 1 of the Registrant as amended to February 3, 2004

3(ii)(b)	Standing Resolution of the Registrant as amended to February 3, 2004

21	Subsidiaries of Inco Limited

23	Consent of Independent Accountants

23	Consents of Lawrence B. Cochrane, Robert A. Horn and Robert C. Osborne, each as a Qualified Person under National Instrument 43-101

24(a)	Powers of Attorney

24(b)	Resolution of the Board of Directors of the Registrant

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

99	Proxy Circular and Statement dated February 20, 2004*

*	Portions of the Proxy Circular and Statement are incorporated by reference in Part III of this Report.