Form 10-Q
period 2004-03-31
INCO LTD
filed 2004-05-10
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission File Number 1-1143

INCO LIMITED

(Name of Registrant as specified in its charter)

Canada (Jurisdiction of Incorporation)	98-0000676 (I.R.S. Employer Identification No.)

145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7*

________________________________________________________________________

(Address of principal executive offices, including zip code)

(416) 361-7511

____________________________________
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

Common Shares outstanding at March 31, 2004: 187,415,808 shares, no par value.

*Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Earnings

(Unaudited)

Three Months Ended March 31,		2003
(in millions of United States dollars except per share amounts)	2004	(Restated)

Revenues
Net sales	$1,094	$593
Other income, net (Note 3)	5	28

	1,099	621

Costs and expenses (income)
Cost of sales and other expenses, excluding depreciation and depletion	557	419
Depreciation and depletion	57	54
Selling, general and administrative	34	24
Research and development	9	5
Exploration	6	6
Currency translation adjustments	(15)	78
Interest expense	8	14
Goro project suspension	(6)	—

	650	600

Earnings before income and mining taxes and minority interest	449	21
Income and mining taxes (Note 4)	160	(23)

Earnings before minority interest	289	44
Minority interest	34	11

Net earnings	255	33
Accretion of convertible debt, net of tax (Note 8)	(2)	(2)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Net earnings applicable to common shares	$253	$10

Net earnings per common share (Note 7)
Basic	$1.35	$0.06

Diluted	$1.26	$0.05

See Notes to Consolidated Financial Statements.

Consolidated Statement of Retained Earnings (Deficit)

(Unaudited)

Three months ended March 31,		2003
(in millions of United States dollars)	2004	(Restated)

Deficit at beginning of period, as previously reported	$(226)	$(335)
Change in accounting policy (Note 2)	20	4

Deficit at beginning of year	(206)	(331)
Net earnings	255	33
Accretion of convertible debt, net of tax (Note 8)	(2)	(2)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Retained earnings (deficit) at end of period	$47	$(321)

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

		December 31,
	March 31,	2003
(in millions of United States dollars)	2004	(Restated)

ASSETS
Current assets
Cash and cash equivalents (Note 12)	$596	$418
Accounts receivable	494	435
Inventories (Note 12)	843	746
Other	148	112

Total current assets	2,081	1,711
Property, plant and equipment (Note 12)	7,072	7,033
Deferred charges and other assets	329	319

Total assets	$9,482	$9,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$101	$103
Accounts payable	287	253
Accrued payrolls and benefits	166	165
Other accrued liabilities	309	332
Income and mining taxes payable	195	27

Total current liabilities	1,058	880
Deferred credits and other liabilities
Long-term debt	1,367	1,409
Deferred income and mining taxes	1,703	1,706
Post-retirement benefits	604	603
Asset retirement obligation (Note 6)	142	141
Minority interest	453	442

Total liabilities	5,327	5,181

Commitments and contingencies (Note 10)
Shareholders’ equity
Convertible debt (Note 8)	609	606

Common shareholders’ equity
Common shares issued and outstanding 187,415,808 (2003 — 186,915,865 shares) (Note 7)	2,872	2,858
Warrants (Note 9)	62	62
Contributed surplus (Note 13)	565	562
Retained earnings (deficit)	47	(206)

	3,546	3,276

Total shareholders’ equity	4,155	3,882

Total liabilities and shareholders’ equity	$9,482	$9,063

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

Three Months Ended March 31,		2003
(in millions of United States dollars)	2004	(Restated)

Operating activities
Earnings before minority interest	$289	$44
Charges not affecting cash Depreciation and depletion	57	54
Deferred income and mining taxes	16	20
Other	3	32
Decrease (increase) in non-cash working capital related to operations Accounts receivable	(59)	(70)
Inventories	(97)	(20)
Accounts payable and accrued liabilities	42	(41)
Income and mining taxes payable	168	(121)
Other	(34)	(9)
Other	(5)	13

Net cash provided by (used for) operating activities	380	(98)

Investing activities
Capital expenditures	(139)	(163)
Other	(28)	(1)

Net cash used for investing activities	(167)	(164)

Financing activities
Repayments of long-term debt	(46)	(46)
Convertible debt issued	—	470
Common shares issued	12	4
Preferred dividends paid	—	(6)
Dividends paid to minority interest	(1)	(1)

Net cash provided by (used for) financing activities	(35)	421

Net increase in cash and cash equivalents	178	159
Cash and cash equivalents at beginning of period	418	1,087

Cash and cash equivalents at end of period	$596	$1,246

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.     Basis of Presentation

      The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 14 for significant differences between Canadian and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report on Form 10-K”).

Note 2.     Changes in Accounting Policies

(a)	Depreciation and depletion expense

      In the first quarter of 2004, effective January 1, 2004, on a retroactive basis we changed the method in which we calculate depreciation and depletion expense. Under the previous method, we depleted mine development costs on a composite basis. Total historical capitalized costs and estimated future development costs relating to our developed and undeveloped estimated proven and probable ore reserves were depleted using the unit-of-production method based on total developed and undeveloped estimated proven and probable ore reserves in our twenty-year plan. Under the revised method, depletion of the deferred mine development costs is calculated on a unit-of-production basis over the estimated proven and probable ore reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the depletion charge. In addition, the depreciation method covering certain other assets of our 61 per cent owned subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), has been changed to a straight line basis to conform the depreciation method used to the depreciation methods generally used for similar assets in other company locations.

      Adoption of this change in accounting policy also removes a significant difference between Canadian GAAP and United States GAAP. The impact of this change on first quarter 2004 depreciation and depletion expense was a reduction of $15 million in such expense in the first quarter of 2004 compared with what that expense would have been based upon the previous methodology we used for Canadian GAAP (a reduction of $9 million for the first quarter of 2003).

      Reference is made to Note 23(b) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K for a more complete description of this method of calculating depreciation and depletion expense.

(b)	Generally accepted accounting principles

      Effective January 1, 2004, we adopted Canadian Institute of Chartered Accountants (“CICA”) section 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes Canadian GAAP and its sources. Adoption of this guideline did not have a significant impact on our results of operations or financial condition.

(c)	Hedging Relationships

      Effective January 1, 2004, we adopted a new accounting guideline issued by the CICA in respect of hedging relationships which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition for the first quarter of 2004.

(d)	Stock-based compensation

      Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using an option-pricing model. As a result of this change in accounting policy, which was applied prospectively, an expense of $3 million was recorded in the first three months of 2004 (2003: $1 million) to reflect the fair value of stock options, including their applicable vesting periods, granted to employees in 2003 and 2004.

(e)	Impairment of long-lived assets

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

(f)	Asset retirement obligations

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

Note 3.     Other income, net

      Other income, net is comprised of the following:

Three Months Ended March 31,	2004	2003

Interest and dividend income	$3	$4
Earnings from affiliates accounted for using the equity method	3	—
Losses from derivative positions in metals	(4)	—
Gains from sales of securities and other assets	—	19
Gain from closure of ineffective derivative contracts	—	11
Other	3	(6)

Other income, net	$5	$28

Note 4.     Income and mining taxes

      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rates was as follows:

		2003
Three Months Ended March 31,	2004	(Restated)

Provision at combined Canadian federal-provincial statutory income tax rate	$179	$8
Resource and depletion allowances	(24)	(3)

Adjusted income taxes	155	5
Mining taxes	24	2

	179	7
Currency translation adjustments	(6)	27
Currency translation adjustments on long-term debt	(5)	—
Non-deductible losses	(4)	(13)
Prior year adjustments	9	(38)
Foreign tax rate differences	(18)	(4)
Other	5	(2)

Effective income and mining taxes	$160	$(23)

Note 5.     Post-retirement benefit obligations

      Employer contributions in respect of our defined benefit plans during the first three months of 2004 was $37 million (2003: $17 million). For the year ending December 31, 2004, we currently expect that employer contributions and defined benefit pension expense will amount to approximately $160 million and $112 million, respectively.

      Post-retirement benefits expense included the following components:

			Post-
			retirement
			benefits other
	Pension		than
	benefits		pensions

Three Months Ended March 31,	2004	2003	2004	2003

Service cost	$10	$7	$2	$2
Interest cost	39	36	13	11
Expected return on plan assets	(42)	(38)	—	—
Amortization of actuarial and investment losses	15	15	3	3
Amortization of unrecognized prior service costs	4	4	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	26	24	18	16
Defined contribution pension expense	1	1	—	—

Post-retirement benefits expense	$27	$25	$18	$16

Note 6.     Asset retirement obligations

      The following table shows the movement in the liability for asset retirement obligations:

Amount

December 31, 2003	$141
Accretion expense	2
Liabilities settled	(1)

March 31, 2004	$142

Note 7.     Common Shares and Earnings per Common Share

      Basic earnings per Common Share is computed by dividing net earnings applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period. Diluted earnings per Common Share is computed by dividing net earnings applicable to Common Shares, as adjusted for the effect of dilutive convertible debt using the “if-converted” method, by the sum of the weighted-average number of Common Shares issued and outstanding and all additional Common Shares that would have been outstanding if potentially dilutive Common Shares had been issued.

      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows for the period ended March 31, 2004:

	Number
	of shares	Amount

December 31, 2003	186,915,865	$2,858
Options exercised	459,200	12
Warrants exercised	878	—
Shares issued under incentive plans	39,865	2

March 31, 2004	187,415,808	$2,872

      The computation of basic and diluted earnings per share was as follows:

		2003
Three Months Ended March 31,	2004	(Restated)

Basic earnings per share computation
Numerator:
Net earnings	$255	$33
Dividends on preferred shares	—	(6)
Accretion of convertible debt	(2)	(2)
Premium on redemption of preferred shares	—	(15)

Net earnings applicable to common shares	$253	$10

Denominator:
Weighted-average common shares outstanding (in thousands)	187,222	183,436

Basic earnings per common share	$1.35	$0.06

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$253	$10
Dilutive effect of:
Convertible debt	1	—

Net earnings applicable to common shares, assuming dilution	$254	$10

Denominator:
Weighted-average common shares outstanding (in thousands)	187,222	183,436
Dilutive effect of:
Convertible debt	8,731	—
Stock options	4,156	1,486
Warrants	1,540	604

Weighted-average common shares outstanding, assuming dilution (in thousands)	201,649	185,526

Diluted earnings per common share	$1.26	$0.05

Note 8.     Convertible debt

      Changes in convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2003	$247	$233	$126	$606
Accretion of convertible debt	2	1	—	3

March 31, 2004	$249	$234	$126	$609

Note 9.     Warrants

      Changes in warrants were as follows:

	Number of
	warrants	Amount

December 31, 2003	11,023,064	$62
Warrants exercised	(878)	—

March 31, 2004	11,022,186	$62

Note 10.     Commitments and contingencies

(a)	Commitments

      The following table summarizes as of March 31, 2004 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2004	2005	2006	2007	2008	Thereafter

Purchase obligations(1)	$343	$71	$5	$4	$4	$88
Operating leases	26	25	18	12	3	4
Other	1	2	2	3	3	97

Total	$370	$98	$25	$19	$10	$189

(1)	These purchase obligations largely relate to the Goro and Voisey’s Bay projects with the balance comprising routine orders to purchase goods and services at current operating locations.

(b) Contingencies

      In the course of our operations, we and our subsidiaries are subject to routine claims and litigation incidental to the business conducted by us and them, to various environmental proceedings, and to other litigation related to these businesses. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918 — 1984 period, (2) claims for personal injury, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial condition or results of operations.

      We currently expect to be in a position by late May 2004 to provide an update through a conference call with the investment community on the status and key preliminary findings to date of the second phase, or Phase Two, of the Goro project comprehensive review. This review had been initiated following our decision to suspend work on this project in December 2002. This update covering Phase Two of the review is expected to include a revised capital cost estimate for the project in the plus or minus 25 per cent range, as well as an indication of what an updated project schedule would likely be, including when we would expect project commissioning would begin and when the project would initially start up if and when a decision to proceed is made. We currently expect to be in a position to announce our decision on whether we will proceed with the project shortly after Phase Two of the review is completed, which completion is currently anticipated to be in the late summer of 2004.

      We currently believe that, based upon the work undertaken as part of the Phase Two review on certain potential new approaches to construction of that project, including the process plant layout, and expected changes to certain of the equipment required for the process to be used to produce nickel and cobalt from the project, once we have identified those assets that would be impaired as a result of these changes we will be required to take additional non-cash charges beyond the $62 million of pre-tax non-cash charges taken in the fourth quarter of 2002 and that the level of these additional non-cash charges could have a material adverse effect on our results of operations for 2004. An estimate of such non-cash charges cannot currently be made. As of March 31, 2004, we had spent approximately $626 million on the Goro project since July 1, 2001 when the project was formally launched. This amount excludes a current estimate of approximately $39 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments, and accruals of approximately $24 million relating to such requirements as of March 31, 2004.

Note 11.     Segment Information

      We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario and Manitoba, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for development projects which include our Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and our Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia.

      Data by operating segments as of and for the period indicated was as follows:

					Development
	Finished Products		Intermediates		Projects		Eliminations		Total

Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)						(Restated)
Net sales to customers	1,056	578	38	15	—	—	—	—	1,094	593
Intersegment sales	—	—	154	72	—	—	(154)	(72)	—	—

Net sales	1,056	578	192	87	—	—	(154)	(72)	1,094	593

Earnings (loss) before income and mining taxes and minority interest by segment	368	74	118	31	(4)	—	(25)	(8)	457	97

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									20	12
Currency translation adjustments									(15)	78
Interest expense									8	14
Other income, net									(5)	(28)

Earnings before income and mining taxes and minority interest									449	21

Identifiable assets at March 31, 2004 and December 31, 2003	2,703	2,496	1,410	1,387	4,711	4,648	(71)	(46)	8,753	8,485

Other assets									729	578

Total assets at March 31, 2004 and December 31, 2003									9,482	9,063

Note 12.     Supplemental information

      The following represents certain supplemental information in connection with the Consolidated Balance Sheet:

	March 31,	December 31,
	2004	2003

Cash	$54	$42
Cash equivalents	542	376

Cash and cash equivalents	$596	$418

Finished metals	$234	$193
In-process metals	530	478
Supplies	79	75

Inventories	$843	$746

		(Restated )

Property, plant and equipment, at cost	$11,598	$11,502
Accumulated depreciation and depletion	4,526	4,469

Property, plant and equipment, net	$7,072	$7,033

Note 13.	Stock compensation plans

      For the three months ended March 31, 2004, an expense of $3 million (2003: $1 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the fair value of stock options granted to employees in 2003 and 2004. The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the following assumptions:

	2004	2003

Stock price at grant date	$36.40	$20.85
Exercise price	$36.40	$20.85
Weighted-average fair value of options granted during the period	$10.37	$6.29
Expected life of options (years)	3.4	3
Expected dividend yield	—%	—%
Expected stock price volatility	35.0%	41.1%
Risk-free interest rate	2.5%	2.1%

Note 14.     Significant differences between Canadian and United States GAAP

      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for post-retirement benefits, intangible assets, research and development, exploration, convertible debt, derivative instruments, investments, income and mining taxes and reporting of comprehensive income. As noted in (b) and under “Depreciation and depletion expense” below, certain figures have been restated for 2003.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

		2003
Three Months Ended March 31,	2004	(Restated)

Net earnings — Canadian GAAP	$255	$33
Increased post-retirement benefits expense(a)	(10)	(5)
Increased research and development expense(b)	(2)	(1)
Increased exploration expense(c)	(1)	—
Increased interest expense(d)	(6)	(2)
Unrealized net gain on derivative instruments(e)	3	5
Taxes on United States GAAP differences	6	1

Net earnings before cumulative effect of a change in accounting principle — United States GAAP	245	31
Cumulative effect of a change in accounting principle — asset retirement obligation(f)	—	(17)

Net earnings — United States GAAP	245	14

Other comprehensive income (loss)(h):
Reclassification of net gain on derivatives designated as cash flow hedges(e)	(2)	(10)
Reclassification of net gain on derivatives due to ineffectiveness	(9)	—
Change in fair value of derivatives designated as cash flow hedges(e)	(6)	9
Reclassification to earnings of gain on long-term investments(g)	—	(5)
Unrealized gain (loss) on long-term investments(g)	(9)	3
Taxes on other comprehensive income (loss)	5	2

Other comprehensive loss(h)	(21)	(1)

Comprehensive earnings(h)	$224	$13

Net earnings (loss) per share — Basic
Net earnings per share before cumulative effect of a change in accounting principle — United States GAAP	$1.31	$0.05
Cumulative effect of a change in accounting principle(f)	—	(0.09)

Net earnings (loss) per share — Basic	$1.31	$(0.04)

Net earnings (loss) per share — Diluted
Net earnings per share before cumulative effect of a change in accounting principle — United States GAAP	$1.22	$0.05
Cumulative effect of a change in accounting principle(f)	—	(0.09)

Net earnings (loss) per share — Diluted	$1.22	$(0.04)

(a)	Post-retirement benefits

      For Canadian reporting purposes, we amortize the excess of the net unrecognized actuarial and investment gains and losses over 10 per cent of the greater of (i) the post-retirement benefits obligation and (ii) the fair value of plan assets. Such excess is amortized over the expected average remaining service life of employees. For United States reporting purposes, we amortize net unrecognized actuarial and investment gains and losses on a straight-line basis over the expected average remaining service life of employees.

      United States GAAP also requires the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any net difference recorded as a reduction in accumulated other comprehensive income.

(b)	Research and development expense

      Under Canadian GAAP, development costs are deferred and amortized if the development project meets certain generally accepted criteria for deferral and amortization. Fixed assets, including equipment, may be acquired or constructed in order to provide facilities for a research and development project. The use of such assets will extend over a number of accounting periods and, accordingly, such costs are capitalized and amortized over their useful lives. Under United States GAAP, research and development costs are charged to expense in the period incurred. As noted in Note 23(d) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, we have restated our results for 2003 for United States GAAP purposes as they relate to the accounting for research and development costs. The impact was a $1 million increase in research and development expense for the first quarter of 2003 for United States GAAP purposes.

(c)	Exploration expense

      Under Canadian GAAP, capitalized exploration expenditures are classified under property, plant and equipment with the related mineral claim. For United States GAAP, exploration expenditures are not capitalized unless estimated proven and probable ore reserves to which they relate have been established by a feasibility study. As noted in Note 23(e) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, we have restated our results for 2003 for United States GAAP purposes as they relate to the accounting for exploration expenditures. There was no impact on exploration expense for the first quarter of 2003 as a result of this difference between Canadian and United States GAAP.

(d)	Convertible debt

      Under Canadian GAAP, a portion of the convertible debt is classified as an equity instrument. This convertible debt accretes over their respective terms to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the convertible debt would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense. For United States GAAP, the convertible debt would be classified as current debt beginning 12-months prior to their special conversion dates and as long-term debt during the remainder of the term of such debt.

(e)	Accounting for derivatives

      Under United States GAAP, all derivative contracts, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Under Canadian GAAP, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. The requirements for documentation and effectiveness testing, however, are substantially the same under both Canadian and United States GAAP.

(f)	Asset retirement obligations

      Effective January 1, 2003, we adopted, for United States reporting purposes, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations and CICA 3110, Asset Retirement Obligations, which are substantially identical. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated. Depending on the nature of the asset being retired, we depreciate such costs using either the straight line or the unit-of-production method. The cumulative effect of adopting SFAS No. 143 was a decrease to our net earnings of $17 million, or nine cents per share, in 2003, which is shown as a cumulative effect of a change in accounting principle.

(g)	Investments

      United States GAAP for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

(h)	Comprehensive income

      United States accounting standards for reporting comprehensive income are set forth in SFAS No. 130. Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments and gains and losses on derivative instruments.

     Intangible assets

      Canadian GAAP contains an apparent conflict in the treatment of mineral rights with respect to balance sheet classification. CICA 1581, Business Combinations, defines such assets as intangible assets, while CICA 3061, Property, Plant and Equipment, defines acquired mineral rights as property, plant and equipment. We have interpreted the adoption of CICA 1581 and its companion statement CICA 3062, Goodwill and Other Intangible Assets, in a manner that has led us to conclude that we are not required to change how we account for such mineral rights under Canadian GAAP (which is to classify such assets, less the related accumulated depreciation, depletion and amortization, as “Property, plant and equipment, net” on our consolidated balance sheet). In the United States, SFAS No. 141, Business Combinations, which is consistent with CICA 1581, requires that under United States GAAP mineral rights be classified as intangible assets. On March 18, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) in the United States met and concluded that mineral rights were tangible assets and recommended to the FASB that SFAS Nos. 141 and 142 should be amended. These changes are expected to be finalized by the FASB in the second quarter of 2004. There can be no certainty as to whether this apparent conflict under Canadian GAAP will be resolved.

Depreciation and depletion expense

      As discussed in Note 2, we retroactively changed our method of calculating depreciation and depletion expense for Canadian GAAP reporting purposes effective January 1, 2004. This method of calculation is the method described in Note 23(b) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K for United States reporting purposes and, consequently, there is no longer a difference between Canadian and United States GAAP. The results of operations for the first quarter of 2003 have been restated which resulted in a decrease to depreciation and depletion expense of $9 million, an increase in income and mining taxes of $3 million and an increase in minority interest expense of $3 million.

Supplemental information

      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

		2003
Three Months Ended March 31,	2004	(Restated)

Deficit at beginning of period	$(973)	$(1,030)
Net earnings	245	14
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Deficit at end of period	$(728)	$(1,037)

Accumulated other comprehensive loss at beginning of period	$(516)	$(485)
Other comprehensive loss	(21)	(1)

Accumulated other comprehensive loss at end of period	$(537)	$(486)

     Recent Accounting Pronouncements

      During the first three months of 2004, no new accounting pronouncements were put into effect that would impact our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month period ended March 31, 2004, which are expressed in U.S. dollars and prepared in accordance with Canadian GAAP, which generally conform with those principles established in the United States, except as explained in Note 14 above to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report on Form 10-K”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business

      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel, which we define to be nickel produced from nickel-containing ores. The other principal source of nickel is from nickel-containing stainless steel scrap. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We have additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through contractual arrangements with Inco TNC Limited, in which we have an equity interest of 67 per cent, in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent, and in South Korea, through Korea Nickel Company, in which we have an equity interest of 25 per cent. We also have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts for plating and other applications at a plant near Shanghai in the People’s Republic of China (“China”).

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

      A number of risks and uncertainties are associated with the current development or planned development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of Goro, those risks related to the possible future transition to independence of New Caledonia. Reference is made to various risks and uncertainties as disclosed in our 2003 Annual Report on Form 10-K. In late 2002, we initiated a comprehensive review of the Goro project and that review, being conducted in two phases, has continued through the first quarter of 2004. The initial phase of this review was completed in July 2003 and the second phase, or Phase Two, is currently expected to be completed in the late summer of 2004. As discussed below under “Goro Project”, we currently expect to provide an update on the results to date of this second phase in late May 2004.

Recent Nickel Market Developments

      Early in the first quarter of 2004, the London Metal Exchange (“LME”) cash nickel price reached $17,770 per tonne ($8.06 per pound), the highest LME cash nickel price since March 1989. We believed that this price was not a sustainable one given the global supply-demand balance for nickel prevailing at that time. Since that price was reached in early January 2004, the LME cash nickel price has declined significantly, falling to $13,885 per tonne ($6.30 per pound) as of March 31, 2004 and has declined further since the end of the quarter, and was $10,560 per tonne on May 10, 2004 ($4.79 per pound). The LME cash nickel price averaged $14,737 per tonne ($6.68 per pound) for the first quarter of 2004 and $12,485 per tonne ($5.66 per pound) for the period from April 1 to May 10, 2004. We currently believe that this recent decline in the LME cash nickel price is due largely to the concern that a slowdown in the growth of the Chinese economy and industrial production in that country will significantly adversely affect global nickel demand, and demand for other metals such as copper, for 2004 and beyond. This growth, we believe, has been one of the principal factors in the rise in the LME cash nickel price experienced since late 2002. We understand that certain steps are being taken by the Chinese government to slow down the growth of the Chinese economy. If these steps were to cause an abrupt change in Chinese domestic demand for nickel, such a development could have an adverse effect on the global nickel demand-supply balance and nickel prices and, accordingly, on our financial condition, results of operations and cash flows for 2004. We continue to believe that the global supply-demand balance for nickel in 2004 will reflect a deficit, with the economies of the United States, Japan and Europe experiencing improved underlying demand for nickel from 2003 levels and continued growth in nickel demand in China even if the Chinese economy were to slow to the rate of growth experienced in 2003. As of May 7, 2004, the LME inventory of nickel totalled about 14,670 tonnes, as compared to 24,072 tonnes as of the end of 2003. This inventory level currently represents less than one week of global nickel demand.

Goro Project

      We currently expect to be in a position by late May 2004 to provide an update through a conference call with the investment community on the status and key preliminary findings to date of the second phase, or Phase Two, of the Goro project comprehensive review. This review had been initiated following our decision to suspend work on this project in December 2002. This update covering Phase Two of the review is expected to include a revised capital cost estimate for the project in the plus or minus 25 per cent range, as well as an indication of what an updated project schedule would likely be, including when we would expect project commissioning would begin and when the project would initially start up if and when a decision to proceed is made. We currently expect to be in a position to announce our decision on whether we will proceed with the project shortly after Phase Two of the review is completed, which completion is currently anticipated to be in the late summer of 2004.

      We currently believe that, based upon the work undertaken as part of the Phase Two review on certain potential new approaches to construction of that project, including the process plant layout, and expected changes to certain of the equipment required for the process to be used to produce nickel and cobalt from the project, once we have identified those assets that would be impaired as a result of these changes we will be required to take additional non-cash charges beyond the $62 million of pre-tax non-cash charges taken in the fourth quarter of 2002 and the level of these additional non-cash charges could have a material adverse effect on our results of operations for 2004. An estimate of such non-cash charges cannot currently be made. As of March 31, 2004, we had spent approximately $626 million on the Goro project since July 1, 2001 when the project was formally launched. This amount excludes a current estimate of approximately $39 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments, and accruals of approximately $24 million relating to such requirements as of March 31, 2004.

Results of Operations

Earnings Summary

      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

		2003
Three Months Ended March 31,	2004	(Restated)

Net sales	$1,094	$593
Net earnings	255	33
Net earnings per common share
— basic	1.35	0.06
— diluted	1.26	0.05
Cash provided by (used for) operating activities	380	(98)

      The significant increase in net earnings and certain changes in costs between the first quarter of 2004 and the corresponding quarter of 2003 were primarily the result of the following factors:

•	Higher average realized prices for all metals except palladium, particularly for nickel and copper

•	The reduced impact of currency translation adjustments, particularly the effect of changes in the Canadian-United States dollar exchange rate

•	Higher deliveries of Inco-source nickel and platinum-group metals (“PGMs”)

•	Increased costs for nickel production

•	Change in income tax benefits

•	Lower other income

•	Increased selling, general and administrative expenses (“SG&A”) and research and development (“R&D”) expenses

      The following bar chart describes and shows the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (unfavourable factors are shown in parentheses), affecting our first quarter of 2004 net earnings as compared with the first quarter of 2003 net earnings:

Factors affecting First Quarter 2004 net earnings

In millions of dollars

      First quarter 2004 results included the following items: (1) favourable currency translation gains of $15 million, (2) a credit of $6 million related to currency hedging gains, partially offset by suspension costs related to the Goro project and (3) an income tax benefit of $5 million relating to currency translation adjustments associated with certain of our outstanding debt securities as a result of changes in the Canadian-U.S. dollar exchange rate. First quarter 2003 results included the following items: (1) unfavourable non-cash currency translation adjustments of $78 million, (2) an income tax benefit of $38 million, (3) currency hedging gains of $11 million realized on the closing out of certain forward currency contracts related to the suspension of the Goro project, and (4) gains of $19 million associated with the sale or transfer of shares and other interests contributed to or received in conjunction with certain ongoing strategic and other collaborations relating to our primary metals operations.

Nickel Production

      Nickel production increased by 15 per cent to 57,671 tonnes (127 million pounds) in the first quarter of 2004, compared with 50,228 tonnes (111 million pounds) in the first quarter of 2003, reflecting higher production at our Canadian and U.K. operations resulting primarily from higher volumes of purchased intermediates processed and a drawdown of in-process inventory. PT Inco’s production increased during the first quarter of 2004 compared with the first quarter of 2003 when a planned furnace rebuild at this operation reduced production.

      We continue to use purchased intermediates on an increasing basis to either meet or increase processing capacity utilization at our Canadian operations. While the cost of purchased intermediates is higher than that for processing our own mine production and increases as the prevailing prices, LME cash nickel or other benchmark prices, on the basis of which this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.

Net Sales

      The following chart shows our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:

Average cash selling prices

In dollars per pound

      Deliveries of Inco-source nickel and nickel from purchased intermediates, copper and PGMs for the periods indicated are shown below:

Deliveries

Nickel and copper in millions of pounds
PGMs in thousands of troy ounces

      Net sales increased substantially to $1,094 million in the first quarter of 2004, compared with $593 million in the first quarter of 2003, primarily due to higher selling prices for nickel and copper as well as higher deliveries of Inco-source nickel and PGMs. Deliveries of Inco-source nickel in the first quarter of 2004 increased by 19 per cent compared with the first quarter of 2003 due to increased production at our Canadian and U.K. operations as well as at PT Inco. Deliveries of copper decreased as a result of lower copper production at our Canadian and U.K. operations as compared with the first quarter of 2003 when we processed an unusual level of copper-containing, in-process material.

Cost of Sales and Other Expenses

      The following table sets forth production data for nickel, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

Three Months Ended March 31,	2004	2003

Production — Nickel in all forms (tonnes)	57,671	50,228
Nickel unit cash cost of sales before by-product credits
— per tonne	$5,335	$4,101
— per pound	2.42	1.86
Nickel unit cash cost of sales after by-product credits
— per tonne	$4,410	$4,432
— per pound	2.00	2.01
Finished nickel inventories at end of period (tonnes)	29,177	27,473

      As reflected in the table above, nickel unit cash cost of sales before by-product credits increased relative to the first quarter of 2003. This increase was principally as a result of the strengthening of the Canadian dollar as well as higher costs for, and volumes of, purchased intermediates, partially offset by certain cost reductions discussed below.

      Nickel unit cash cost of sales after by-product credits was relatively unchanged compared with the first quarter of 2003. Nickel unit cash cost of sales after by-product credits for the first quarter of 2004 reflected the very significant favourable effect of by-product credits, including the significantly higher level of PGMs produced in the first quarter of 204 flowing from the unusual build-up of PGMs-bearing material as a result of (1) the three-month strike at our Ontario operations in 2003 and (2) the significant amount of time it normally takes to ramp-up production of new PGMs-bearing material after a strike.

      The following bar chart describes the U.S. dollar (or cents) per pound impact of the principal factors, both favourable and unfavourable (unfavourable factors are shown in parentheses), affecting nickel unit cash cost of sales after by-product credits between the first quarter of 2003 and the first quarter of 2004;

Factors affecting unit cash cost of sales after by-product credits

In dollars per pound

      In the first quarter of 2004, we realized cost reductions of almost $10 million as part of our previously announced cost reduction program and we are currently on track to deliver the planned $63 million in cost reductions for the full year 2004.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table “Reconciliation of Nickel Unit Cash Cost of Sales to Canadian GAAP Cost of Sales” below.

Depreciation and Depletion Expense

      During the first quarter of 2004, the staff of the U.S. Securities and Exchange Commission (“SEC”) undertook a routine review of certain reports we filed with the SEC in 2003. Upon the completion of that review, as discussed under “Accounting Changes” below, we implemented changes on a retroactive basis for Canadian GAAP purposes, to be effective January 1, 2004, in our depreciation and depletion methodology so that such methodology is consistent for purposes of both United States GAAP and Canadian GAAP. As a result of these changes, depreciation and depletion expense decreased by $15 million in the first quarter of 2004 compared with what that expense would have been based upon the previous methodology we used for Canadian GAAP purposes and this expense was restated under both Canadian GAAP and United States GAAP for 2003.

Selling, General and Administrative

      Selling, general and administrative expenses increased by $10 million in the first quarter of 2004 primarily due to higher accruals and payments under our incentive compensation programs as a result of higher levels of earnings.

Currency Translation Adjustments

      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and deferred income and mining taxes, into U.S. dollars. Favourable currency translation adjustments of $15 million in the first quarter of 2004 were due to the weakening of the Canadian dollar relative to the U.S. dollar during that quarter. The Canadian — U.S. dollar exchange rate was $0.763 at March 31, 2004 compared with $0.774 at December 31, 2003, representing approximately a one per cent depreciation in the U.S. dollar-Canadian dollar exchange rate.

Income and Mining Taxes

      Our effective tax rate for the first quarter of 2004 was 35.6 per cent which was lower than the statutory income tax rate in Canada of 39.9 per cent. The lower rate was primarily due to the impact of earnings generated in lower tax rate jurisdictions and the effect of currency translation adjustments. The effective tax rate for the first quarter of 2003 was significantly impacted by a $38 million tax benefit from certain tax rulings and other decisions relating to prior year transactions as well as the benefit of non-taxable gains.

Intermediates Segment

      Our intermediates segment, as discussed above, comprises the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. Net sales by PT Inco of nickel-in-matte were $192 million in the first quarter of 2004 compared with $87 million in the same period of 2003. The increase in 2004 relative to 2003 was due to increased deliveries as a result of higher production rates and higher realized prices. PT Inco’s deliveries of nickel-in-matte totalled a record 16,300 tonnes in the first quarter of 2004 compared with 13,800 tonnes in the same period in 2003. The increase was due to higher PT Inco production as discussed below. PT Inco’s net realized price for nickel-in-matte in the first quarter of 2004 averaged $11,625 per tonne ($5.27 per pound) compared with $6,208 per tonne ($2.82 per pound) in the same period in 2003. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel. All of PT Inco’s production is sold in U.S. dollars under long-term contracts to us and Sumitomo Metal Mining Co., Ltd.

      Nickel-in-matte production at PT Inco increased by 12 per cent to 16,300 tonnes in the first quarter of 2004 from 14,500 tonnes in the corresponding quarter of 2003, when a planned furnace rebuild reduced production. Cost of sales increased in the first quarter of 2004 compared with the same period in 2003 due to the increased production volumes and higher costs due to increased consumption of fuel oil as a result of the higher production rates and higher prices paid for fuel oil to operate PT Inco’s dryers, kilns and its other oil-fired facilities. The price of fuel oil paid by PT Inco increased by 13 per cent in the first quarter of 2004 compared with the same period in 2003. Fuel oil represented about 26 per cent of PT Inco’s costs of production of nickel-in-matte in the first quarter of 2004 compared with 24 per cent in the same period of 2003. In addition, PT Inco incurred additional costs for equipment rentals, employment and maintenance costs to achieve its higher production rates in the first quarter of 2004.

      Under a Cooperative Resources Agreement (the “CRA”) which PT Inco entered into in February 2003 with PT Aneka Tambang Tbk (“PT Antam”), an Indonesian government-controlled diversified mining company and producer of ferronickel whose nickel operations are located near the Pomalaa area covered by PT Inco’s Contract of Work where PT Inco has deposits of relatively high grade of lateritic mineralized material (saprolite). PT Inco currently estimates that the initial deliveries of this mineralized material it will supply under the CRA to PT Antam will begin by the end of the second quarter of 2005.

Cash Flows, Liquidity and Capital Resources

      Net cash provided by operating activities, after changes in working capital, in the first quarter of 2004 was $380 million, compared with a use of cash of $98 million in the first quarter of 2003. The increase in net cash provided by operating activities was due primarily to higher earnings and significantly lower taxes paid during the first quarter of 2004 compared with the first quarter of 2003.

      Net cash used for investing activities increased slightly to $167 million in the first quarter of 2004 compared with $164 million in the same period of 2003. Capital expenditures in the first quarter of 2004 were lower than in the first quarter of 2003 due to lower spending in respect of the Goro project, partially offset by higher spending in respect of the Voisey’s Bay project. We currently project that our capital expenditures for 2004 will total approximately $1 billion. During the first quarter of 2004, we used cash of $28 million to acquire an additional two per cent of the issued and outstanding shares of PT Inco from an existing shareholder, increasing our ownership of PT Inco to approximately 61 per cent.

      Net cash used for financing activities was $35 million in the first quarter of 2004 which primarily related to scheduled loan repayments of $46 million which was partially offset by the receipt of $12 million in respect of the exercise of employee stock options.

      At March 31, 2004, cash and cash equivalents were $596 million, up from $418 million at December 31, 2003, reflecting the cash provided from operating activities as discussed above. Total debt was $1,468 million at March 31, 2004, compared with $1,512 million at December 31, 2003. Total debt as a percentage of total debt plus shareholders’ equity was 26 per cent at March 31, 2004, compared with 28 per cent at December 31, 2003. Under Canadian GAAP, a substantial portion of our convertible debt is recorded as equity and not debt.

      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, increased our contributions, including voluntary contributions, to such plans to a level of $142 million for 2003 and our pension expense increased to $107 million for 2003. We currently expect that our annual pension contributions will increase to approximately $160 million in at least 2004 and 2005 and our annual pension expense will increase to approximately $112 million for at least 2004 and 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for future years.

      We currently believe that our level of cash and cash equivalents as of March 31, 2004, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for 2004 and 2005. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. Our required capital expenditures are very significant over the 2004 to 2006 period given the current spending plans for the initial phase of the Voisey’s Bay project and assuming that we reach the decision in the late summer of 2004 to move forward with the Goro project.

Critical Accounting Policies and Estimates

      Reference is made to our 2003 Annual Report on Form 10-K for a complete discussion of our critical accounting policies. An update of such policies is provided below.

Depreciation and Depletion Expense

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

      The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described below and in Note 1 to our 2003 consolidated financial statements included in our 2003 Annual Report on Form 10-K.

      Significant judgment is involved in the determination of useful lives and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purpose of depreciation, depletion and amortization calculations.

      Effective January 1, 2004 on a retroactive basis we changed our accounting policy with respect to depreciation and depletion.

      Amortization of the deferred mine development costs is calculated on a unit-of-production basis over the estimated proven and probable ore reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the amortization charge.

      Life of mine plan development comprises capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category encompass such items as ore haulage shafts, initial decline, ore passes, ventilation and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are amortized on a unit-of-production basis over the total estimated proven and probable ore reserves.

      Area-specific development costs, which are amortized over estimated proven and probable ore reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the ore body. These costs are amortized on a unit-of-production basis over the estimated proven and probable ore reserves that can be currently accessed without future capital development costs being incurred.

      Ongoing mine development costs that provide access to ore for less than two years production are expensed as incurred.

      The depreciation and depletion method for PT Inco’s property, plant and equipment has been changed for the depletion of deferred mine development costs and the depreciation of other assets has been changed from a unit-of-production to a straight line method over the lesser of the asset’s useful life up to 10 years in respect of mine and mobile equipment; the lesser of the asset’s useful life and the term of PT Inco’s current Contract of Work that expires in 2025 in respect of roads, bridges and process plant buildings and equipment; and, in the case hydroelectric facilities, the lesser of the asset’s useful life and 50 years.

Accounting Changes

(a)	Depreciation and depletion expense

      Effective January 1, 2004 on a retroactive basis, we changed the method by which we calculate depreciation and depletion expense. Adoption of this change in accounting policy removes a significant difference between Canadian GAAP and United States GAAP. The impact of this change on first quarter 2004 depreciation and depletion expense was a reduction of $15 million in such expense in the first quarter of 2004 compared with what that expense would have been based upon the previous methodology we used for Canadian GAAP (a reduction of $9 million for the first quarter of 2003).

      Reference is made to “Critical Accounting Policies and Estimates” above for a detailed discussion and to Note 23(b) of our 2003 Annual Report on Form 10-K for a more complete description of this method of calculating depreciation and depletion expense.

(b)	Generally accepted accounting principles

      Effective January 1, 2004, we adopted Canadian Institute of Chartered Accountants (“CICA”) section 1100, Generally Accepted Accounting Principles. CICA section 1100 describes what constitutes Canadian GAAP and its sources. Adoption of this section did not have a significant impact on our results of operations or financial condition.

(c)	Hedging Relationships

      Effective January 1, 2004, we adopted a new accounting guideline issued by the CICA in respect of hedging relationships which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition.

Non-GAAP Financial Measure

      We have referred to nickel unit cash cost of sales before and after by-product credits in the Management’s Discussion and Analysis of Financial Condition and Results of Operations because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow for use in investing activities. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These measurements capture all of the important components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by-product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically largely been driven by the prices for these metals. In addition, management utilizes these metrics as an important management tool to monitor cost performance of each of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.

      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:

Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

Three Months Ended March 31,	2004	2003

	($ in millions
	except pound
	and per pound
	data)
Cost of sales and other expenses, excluding depreciation and depletion	$557	$419
By-product costs	(139)	(137)
Purchased finished nickel	(90)	(66)
Delivery expense	(8)	(6)
Other businesses cost of sales	(11)	(6)
Non-cash items(1)	(9)	(5)
Remediation, demolition and other related expenses	(5)	(4)
Other	(5)	(7)

Nickel cash cost of sales before by-product credits(2)	290	188
By-product net sales	(189)	(122)
By-product costs	139	137

Nickel cash cost of sales after by-product credits(2)	$240	$203

Inco-source nickel deliveries (millions of pounds)	120	101

Nickel unit cash cost of sales before by-product credits per pound	$2.42	$1.86

Nickel unit cash cost of sales after by-product credits per pound	$2.00	$2.01

(1)	Post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales includes costs for our Inco ore source and purchased intermediates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Other Risks

      We review and evaluate our property, plant and equipment and other assets for impairment when events or changes in economic and other circumstances indicate that the carrying value of such assets may not be recoverable. The net recoverable value of a capital asset is calculated by estimating undiscounted future net cash flows from the asset together with the asset’s residual value. Future net cash flows are developed using assumptions that reflect our planned course of action for an asset given our best estimate of the most probable set of economic conditions. Reference is also made to “Key Factors Affecting Our Business — Goro Project” above.

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

      The uncertain political situation in Indonesia could adversely affect PT Inco’s ability to operate and, accordingly, our business, results of operations, financial condition and prospects. The possible transition of New Caledonia to independence in the future could adversely affect the Goro nickel-cobalt project.

      While global demand for nickel is the most important determinant of our profitability and cash flows, our financial results are also very much affected by increases in the costs we incur to produce nickel and our other metals.

Item 4.     Controls and Procedures

      As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) and, based upon such review and evaluation required by Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended, concluded that such disclosure controls and procedures were effective and met the requirements thereof.

Cautionary Notice Regarding Forward-Looking Statements

      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) what we plan to discuss with the investment community covering the results to date of the second phase of our Goro project review in late May 2004; (ii) nickel demand and supply in the global nickel market for 2004 and Chinese nickel demand for 2004; (iii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iv) capital expenditures; (v) changes in pension contributions to our pension plans and pension expense and (vi) the enactment or completion of the necessary legislation, feasibility studies and reviews, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, (d) the timing of the completion and the results of portions of our Goro project review, and (e) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables and capital costs, and the financing plans and arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, our development projects. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

      (c) None.

Item 6.     Exhibits and Reports on Form 8-K

	(a)	Exhibits
3.1		Restated Articles of Incorporation of the Registrant dated May 7, 2004.
10.1		Inco Limited Non-Employee Director Share Ownership Plan, as amended and restated effective as of February 3, 2004.
31.1		Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
32.1		Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Reports on Form 8-K
Current Report on Form 8-K dated February 3, 2004 covering Item 12 of Form 8-K relating to the Registrant’s press release on its fourth quarter 2003 and full year 2003 financial and operating results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED

Date: May 10, 2004	By: /s/ S. F. FEINER S. F. Feiner Executive Vice-President, General Counsel and Secretary

Date: May 10, 2004	By: /s/ R. A. LEHTOVAARA R. A. Lehtovaara Vice-President and Comptroller