Form 10-Q
period 2004-06-30
INCO LTD
filed 2004-08-09
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended: June 30, 2004

Commission file number 1-1143

Inco Limited

(Name of Registrant as specified in its charter)

Canada	98-0000676
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7*

(Address of principal executive offices, including zip code)

(416) 361-7511

(Telephone number)

     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      The Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).

      Unless otherwise stated, dollar amounts in this Report are expressed in United States currency.

      Common Shares outstanding at June 30, 2004: 187,538,813 shares, no par value.

      * Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Earnings

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions of United States dollars except per share amounts)	2004	2003	2004	2003

		(Restated)		(Restated)
Revenues
Net sales	$992	$599	$2,086	$1,192
Other income, net (Note 3)	10	13	15	41

	1,002	612	2,101	1,233

Costs and expenses (income)
Cost of sales and other expenses, excluding depreciation and depletion	580	412	1,137	831
Depreciation and depletion	62	59	119	113
Selling, general and administrative	41	36	75	60
Research and development	7	9	16	14
Exploration	6	6	12	12
Currency translation adjustments	(18)	72	(33)	150
Interest expense	6	12	14	26
Asset impairment charge (Note 4)	201	—	201	—
Goro project suspension	3	6	(3)	6

	888	612	1,538	1,212

Earnings before income and mining taxes and minority interest	114	—	563	21
Income and mining taxes (Note 5)	106	(76)	266	(99)

Earnings before minority interest	8	76	297	120
Minority interest	22	12	56	23

Net earnings (loss)	(14)	64	241	97
Accretion of convertible debt, net of tax (Note 10)	(2)	(1)	(4)	(3)
Dividends on preferred shares	—	—	—	(6)
Premium on redemption of preferred shares	—	—	—	(15)

Net earnings (loss) applicable to common shares	$(16)	$63	$237	$73

Net earnings (loss) per common share (Note 9)
Basic	$(0.09)	$0.34	$1.27	$0.40

Diluted	$(0.09)	$0.34	$1.19	$0.39

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Retained Earnings (Deficit)

(Unaudited)

	Six Months Ended
	June 30,

(in millions of United States dollars)	2004	2003

		(Restated)
Deficit at beginning of period, as previously reported	$(226)	$(335)
Change in accounting policy (Note 2)	20	4

Deficit at beginning of year, as restated	(206)	(331)
Net earnings	241	97
Accretion of convertible debt, net of tax (Note 10)	(4)	(3)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Retained earnings (deficit) at end of period	$31	$(258)

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(in millions of United States dollars)	2004	2003

		(Restated)
ASSETS
Current assets
Cash and cash equivalents (Note 14)	$774	$418
Accounts receivable	490	435
Inventories (Note 14)	839	746
Other	157	112

Total current assets	2,260	1,711
Property, plant and equipment (Note 14)	6,960	7,033
Deferred charges and other assets	336	319

Total assets	$9,556	$9,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$101	$103
Accounts payable	257	253
Accrued payrolls and benefits	163	165
Other accrued liabilities	358	332
Income and mining taxes payable	260	27

Total current liabilities	1,139	880
Deferred credits and other liabilities
Long-term debt (Note 6)	1,368	1,409
Deferred income and mining taxes	1,697	1,706
Post-retirement benefits	600	603
Asset retirement obligation (Note 8)	144	141
Minority interest	460	442

Total liabilities	5,408	5,181

Commitments and contingencies (Note 12)
Shareholders’ equity
Convertible debt (Note 10)	612	606

Common shareholders’ equity
Common shares issued and outstanding 187,538,813 (2003 — 186,915,865 shares) (Note 9)	2,874	2,858
Warrants (Note 11)	62	62
Contributed surplus (Note 15)	569	562
Retained earnings (deficit)	31	(206)

	3,536	3,276

Total shareholders’ equity	4,148	3,882

Total liabilities and shareholders’ equity	$9,556	$9,063

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions of United States dollars)	2004	2003	2004	2003

		(Restated)		(Restated)

Operating activities
Earnings before minority interest	$8	$76	$297	$120
Charges not affecting cash Depreciation and depletion	62	59	119	113
Deferred income and mining taxes	26	(72)	42	(52)
Asset impairment charge	201	—	201	—
Other	5	40	8	72
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	5	43	(54)	(27)
Inventories	4	(30)	(93)	(50)
Accounts payable and accrued liabilities	(24)	(12)	18	(53)
Income and mining taxes payable	66	(41)	234	(162)
Other	(9)	6	(43)	(3)
Other	(5)	12	(10)	25

Net cash provided by (used for) operating activities	339	81	719	(17)

Investing activities
Capital expenditures	(156)	(128)	(295)	(291)
Other	8	15	(20)	14

Net cash used for investing activities	(148)	(113)	(315)	(277)

Financing activities
Repayments of long-term debt	(2)	(176)	(48)	(224)
Long-term borrowings	—	6	—	8
Convertible debt issued	—	—	—	470
Common shares issued	2	—	14	4
Preferred shares redeemed	—	(487)	—	(487)
Preferred dividends paid	—	—	—	(6)
Dividends paid to minority interest	(14)	(1)	(15)	(2)
Other	1	(3)	1	(3)

Net cash used for financing activities	(13)	(661)	(48)	(240)

Net increase (decrease) in cash and cash equivalents	178	(693)	356	(534)
Cash and cash equivalents at beginning of period	596	1,246	418	1,087

Cash and cash equivalents at end of period	$774	$553	$774	$553

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation

      The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 16 for significant differences between Canadian GAAP and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report on Form 10-K”).

Note 2.	Changes in Accounting Policies

(a)	Depreciation and depletion expense

      Effective January 1, 2004, on a retroactive basis, we changed the method in which we calculate depreciation and depletion expense. Under the previous method, we depleted mine development costs on a composite basis. Total historical capitalized costs and estimated future development costs relating to our developed and undeveloped estimated proven and probable ore reserves were depleted using the unit-of-production method based on total developed and undeveloped estimated proven and probable ore reserves in our twenty-year mine plan. Under the revised method, depletion of the deferred mine development costs is calculated on a unit-of-production basis over the estimated proven and probable ore reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the depletion charge. In addition, the depreciation method covering certain other assets of our 61 per cent owned subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), has been changed to a straight line basis to conform its depreciation method used to the depreciation methods generally used for similar assets in other company locations.

      Adoption of this change in accounting policy also removes a significant difference between Canadian GAAP and United States GAAP. The impact of this change on the first six months of 2003 depreciation and depletion expense was a reduction of $18 million.

      Reference is made to Note 23(b) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K for a more complete description of this method of calculating depreciation and depletion expense.

(b)	Generally accepted accounting principles

      Effective January 1, 2004, we adopted Canadian Institute of Chartered Accountants (“CICA”) section 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes Canadian GAAP and its sources. Adoption of this standard did not have a significant impact on our results of operations or financial condition for the first six months of 2004.

(c)	Hedging Relationships

      Effective January 1, 2004, we adopted a new accounting guideline issued by the CICA in respect of hedging relationships which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition for the first six months of 2004.

(d)	Stock-based compensation

      Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using an option-pricing model. As a result of this change in accounting policy, which was applied prospectively, an expense of $7 million was recorded in the first six months of 2004 (2003: $2 million) to reflect the fair value of stock options, including taking into account their applicable vesting periods, granted to employees in 2003 and 2004.

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

Note 3.	Other income, net

      Other income, net is comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Interest and dividend income	$2	$3	$5	$7
Earnings from affiliates accounted for using the equity method	1	—	4	—
Losses from derivative positions in metals	—	—	(4)	—
Gains from sales of securities and other assets	3	16	3	35
Gain from closure of ineffective derivative contracts	—	—	—	11
Other	4	(6)	7	(12)

Other income, net	$10	$13	$15	$41

Note 4.	Asset impairment charge

      On May 25, 2004 we announced the preliminary findings reached to that date as part of the second phase, or Phase 2, of the comprehensive review of our approximately 85 per cent owned Goro nickel-cobalt project in New Caledonia. We also announced that the principal changes in the planned Goro project configuration resulting from such findings as part of Phase 2 of our review, moving from indirect to direct heating of ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself, would result in certain assets being written off in the second quarter of 2004.

      Following our review of the affected assets, we recorded a non-cash charge of $201 million in the second quarter of 2004. The affected assets are primarily comprised of engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed which no longer have future benefit to the Goro project or otherwise.

Note 5.	Income and mining taxes

      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rates was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rate	$45	$—	$224	$8
Resource and depletion allowances	(14)	1	(38)	(2)

Adjusted income taxes	31	1	186	6
Mining taxes	15	—	39	2

	46	1	225	8
Currency translation adjustments	(1)	30	(7)	57
Currency translation adjustments on long-term debt	(6)	25	(11)	25
Non-deductible losses	70	(8)	66	(21)
Prior year adjustments	(2)	(121)	7	(159)
Foreign tax rate differences	(4)	(3)	(22)	(7)
Other	3	—	8	(2)

Effective income and mining taxes	$106	$(76)	$266	$(99)

Note 6.	Long-Term Debt

      On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility that matures on May 28, 2009. This syndicated facility replaces the several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007.

      Subject to the approval of the lenders representing not less than 66 2/3 per cent under this new syndicated facility, the initial May 28, 2009 maturity date may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. The borrowings under the facility may be made in either Canadian dollars in the form of (a) prime rate loans or (b) in bankers’ acceptances or in United States dollars in the form of (x) United States base rate loans or (y) London Interbank Offered Rate (LIBOR) loans. Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of June 30, 2004, there were no amounts drawn under the new facility.

      The new credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the facility, not to exceed 50:50. At June 30, 2004 the ratio of Consolidated Indebtedness to Tangible Net Worth was 24:76. The new facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of June 30, 2004, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 by Moody’s Investors Service and BBB- by Standard & Poor’s.

Note 7.	Post-retirement benefit obligations

      Employer contributions in respect of our defined benefit plans during the second quarter and first six months of 2004 were $38 million (2003: $21 million) and $75 million (2003: $38 million), respectively. For the year ending December 31, 2004, we currently expect that such employer contributions will amount to approximately $160 million.

      Post-retirement benefits expense included the following components:

			Post-				Post-
			retirement				retirement
			benefits other				benefits other
	Pension benefits		than pensions		Pension benefits		than pensions

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$9	$9	$3	$2	$19	$16	$5	$4
Interest cost	39	37	12	12	78	73	25	23
Expected return on plan assets	(40)	(40)	—	—	(82)	(78)	—	—
Amortization of actuarial and investment losses	16	17	4	3	31	32	7	6
Amortization of unrecognized prior service costs	3	4	—	—	7	8	—	—

Defined benefit pension and post-retirement benefits other than pension expense	27	27	19	17	53	51	37	33
Defined contribution pension expense	1	1	—	—	2	2	—	—

Post-retirement benefits expense	$28	$28	$19	$17	$55	$53	$37	$33

Note 8.	Asset retirement obligations

      The following table shows the movement in the liability for asset retirement obligations:

Amount

December 31, 2003	$141
Accretion expense	4
Liabilities settled	(1)

June 30, 2004	$144

Note 9.	Common Shares and Earnings per Common Share

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

      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number of
	shares	Amount

December 31, 2003	186,915,865	$2,858
Options exercised	581,800	14
Warrants exercised	1,283	—
Shares issued under incentive plan	39,865	2

June 30, 2004	187,538,813	$2,874

      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$(14)	$64	$241	$97
Accretion of convertible debt	(2)	(1)	(4)	(3)
Dividends on preferred shares	—	—	—	(6)
Premium on redemption of preferred shares	—	—	—	(15)

Net earnings (loss) applicable to common shares	$(16)	$63	$237	$73

Denominator:
Weighted-average common shares outstanding (in thousands)	187,472	183,920	187,347	183,678

Basic earnings (loss) per common share	$(0.09)	$0.34	$1.27	$0.40

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$(16)	$63	$237	$73
Dilutive effect of:
Convertible debt	—	—	2	—

Net earnings (loss) applicable to common shares, assuming dilution	$(16)	$63	$239	$73

Denominator:
Weighted-average common shares outstanding (in thousands)	187,472	183,920	187,347	183,678
Dilutive effect of:
Convertible debt	—	1,896	8,731	—
Stock options	—	734	1,357	871
Warrants	—	—	3,836	—

Weighted-average common shares outstanding, assuming dilution (in thousands)	187,472	186,550	201,271	184,549

Diluted earnings (loss) per common share	$(0.09)	$0.34	$1.19	$0.39

      On July 19, 2004, the Emerging Issue Task Force (EITF) of the United States Financial Accounting Standards Board (FASB) issued a draft abstract, EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. This draft abstract addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. The EITF reached a tentative consensus that all shares issuable upon conversion of contingently convertible debt securities should be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features for conversion have been met. Under current applicable principles under United States GAAP, the dilutive effect of contingently convertible debt securities are included in diluted earnings per share computations if the conditions under which such debt securities are convertible into common shares have been met. This new abstract, if adopted, would be effective for reporting periods ending after December 15, 2004 and would require restatement of certain prior period diluted earnings per share amounts. Inco currently has two issues of contingently convertible debt securities outstanding (see Note 14 to our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K for additional information). In addition, there is an exposure draft proposing amendments to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, and a corresponding exposure draft in Canada which, if they came into effect without change, would require the inclusion of the common shares issuable upon conversion of our LYON Notes into diluted earnings per share (see Note 14 to our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K for a discussion of our LYON Notes).

Note 10.	Convertible debt

      Changes in convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2003	$247	$233	$126	$606
Accretion of convertible debt	4	2	—	6

June 30, 2004	$251	$235	$126	$612

Note 11.	Warrants

      Changes in warrants were as follows:

	Number of
	warrants	Amount

December 31, 2003	11,023,064	$62
Warrants exercised	(1,283)	—

June 30, 2004	11,021,781	$62

Note 12.	Commitments and contingencies

(a)	Commitments

      The following table summarizes as of June 30, 2004 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in

	2004	2005	2006	2007	2008	Thereafter

Purchase obligations(1)	$468	$190	$10	$7	$5	$19
Operating leases	17	27	20	13	4	4
Other	—	2	2	3	3	88

Total	$485	$219	$32	$23	$12	$111

(1)	These purchase obligations largely relate to the Goro and Voisey’s Bay development projects with the balance comprising routine orders to purchase goods and services at current operating locations.

(b) Contingencies

      In the course of our operations, we and our subsidiaries are subject to routine claims and litigation incidental to the business conducted by us and them, to various environmental proceedings, and to other litigation related to these businesses. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918-1984 period, (2) claims for personal injury, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial condition or results of operations.

      On May 25, 2004, we announced the preliminary findings reached to that date as part of the second phase, or Phase 2, of the Goro project comprehensive review. This review had been initiated following our decision to suspend work on this project in December 2002. These findings also included an updated preliminary capital cost estimate in the plus 20 per cent to minus 5 per cent reliability range. We currently expect to be in a position to announce our decision on whether we will proceed with the project shortly after the completion of Phase 2 of the review, which is currently anticipated to be in the late September-October 2004 period.

      We currently believe that, based upon the work still to be undertaken as part of Phase 2 of the Goro project review on new approaches to the construction of that project, including the planned process plant layout, and changes to certain of the equipment required for the process to be used to produce nickel and cobalt from the project, that certain other assets may be identified as impaired as a result of these changes and we may be required to take additional non-cash charges beyond the $62 million of pre-tax non-cash charges taken in the fourth quarter of 2002 and the $201 million of pre-tax non-cash charges taken in the second quarter of 2004, and that the level of these additional non-cash charges could have a material adverse effect on our results of operations for 2004. An estimate of such non-cash charges cannot currently be made. As of June 30, 2004, taking into account the non-cash charges referred to above, the carrying value of the Goro assets was approximately $660 million. This amount excludes a current estimate of approximately $29 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments.

Note 13.	Segment Information

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

      Data by operating segments as of and for the period indicated was as follows:

					Development
	Finished Products		Intermediates		Projects		Eliminations		Total

Six Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)						(Restated)
Net sales to customers	2,012	1,155	74	37	—	—	—	—	2,086	1,192
Intersegment sales	—	—	295	178	—	—	(295)	(178)	—	—

Net sales	2,012	1,155	369	215	—	—	(295)	(178)	2,086	1,192

Earnings (loss) before income and mining taxes and minority interest by segment	580	138	210	73	(208)	(6)	(5)	(13)	577	192

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									48	36
Currency translation adjustments									(33)	150
Interest expense									14	26
Other income, net									(15)	(41)

Earnings before income and mining taxes and minority interest									563	21

					Development
	Finished Products		Intermediates		Projects		Eliminations		Total

Three Months Ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)						(Restated)
Net sales to customers	956	577	36	22	—	—	—	—	992	599
Intersegment sales	—	—	141	106	—	—	(141)	(106)	—	—

Net sales	956	577	177	128	—	—	(141)	(106)	992	599

Earnings (loss) before income and mining taxes and minority interest by segment	212	64	92	42	(204)	(6)	20	(5)	120	95

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									28	24
Currency translation adjustments									(18)	72
Interest expense									6	12
Other income, net									(10)	(13)

Earnings before income and mining taxes and minority interest									114	—

Identifiable assets at June 30, 2004 and December 31, 2003	2,680	2,496	1,463	1,387	4,613	4,648	(51)	(46)	8,705	8,485

Other assets									851	578

Total assets at June 30, 2004 and December 31, 2003									9,556	9,063

Note 14.	Supplemental information

      The following represents certain supplemental information in connection with the Consolidated Balance Sheet:

	June 30,	December 31,
	2004	2003

Cash	$44	$42
Cash equivalents	730	376

Cash and cash equivalents	$774	$418

Finished metals	$240	$193
In-process metals	517	478
Supplies	82	75

Inventories	$839	$746

		(Restated)
Property, plant and equipment, at cost	$11,533	$11,502
Accumulated depreciation and depletion	4,573	4,469

Property, plant and equipment, net	$6,960	$7,033

Note 15.	Stock compensation plans

      For the six months ended June 30, 2004, an expense of $7 million (2003: $2 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the fair value of stock options granted to employees in 2003 and 2004. The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the following assumptions:

	2004	2003

Stock price at grant date	$36.40	$20.85
Exercise price	$36.40	$20.85
Weighted-average fair value of options granted during the period	$10.37	$6.29
Expected life of options (years)	3.4	3
Expected dividend yield	—%	—%
Expected stock price volatility	35.0%	41.1%
Risk-free interest rate	2.5%	2.1%

Note 16.	Significant differences between Canadian and United States GAAP

      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for post-retirement benefits, research and development, exploration, convertible debt, derivative instruments, investments, certain currency translation gains and losses, income and mining taxes and reporting of comprehensive income. As noted in (b), (c), (f) and under “Depreciation and depletion expense” below, certain figures have been restated.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Six Months Ended June 30,	2004	2003

		(Restated)
Net earnings — Canadian GAAP	$241	$97
Increased post-retirement benefits expense(a)	(19)	(14)
Increased research and development expense(b)	(5)	(3)
Increased exploration expense(c)	(1)	(1)
Increased interest expense(d)	(12)	(9)
Unrealized net gain on derivative instruments(e)	6	5
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities(f)	40	(156)
Asset impairment charge(g)	11	—
Increased minority interest expense(g)	(7)	—
Increased income and mining tax expense	—	(243)
Taxes on United States GAAP differences	5	8

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	259	(316)
Cumulative effect of a change in accounting principle — asset retirement obligation(h)	—	(17)

Net earnings (loss) — United States GAAP	259	(333)

Other comprehensive income (loss)(j):
Reclassification of net gain on derivatives designated as cash flow hedges(e)	(13)	(18)
Reclassification of net gain on derivatives due to ineffectiveness	(9)	—
Change in fair value of derivatives designated as cash flow hedges(e)	6	20
Reclassification to earnings of gain on long-term investments(i)	—	(18)
Unrealized gain (loss) on long-term investments(i)	(6)	17
Taxes on other comprehensive income (loss)	2	1

Other comprehensive income (loss)(j)	(20)	2

Comprehensive earnings (loss)(j)	$239	$(331)

Net earnings (loss) per share — Basic
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$1.38	$(1.84)
Cumulative effect of a change in accounting principle(h)	—	(0.09)

Net earnings (loss) per share — Basic	$1.38	$(1.93)

Net earnings (loss) per share — Diluted
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$1.30	$(1.84)
Cumulative effect of a change in accounting principle(h)	—	(0.09)

Net earnings (loss) per share — Diluted	$1.30	$(1.93)

(a)	Post-retirement benefits

      For Canadian GAAP reporting purposes, we amortize the excess of the net unrecognized actuarial and investment gains and losses over 10 per cent of the greater of (i) the post-retirement benefits obligation and (ii) the fair value of plan assets. Such excess is amortized over the expected average remaining service life of employees. For United States reporting purposes, we amortize net unrecognized actuarial and investment gains and losses on a straight-line basis over the expected average remaining service life of employees.

      United States GAAP requires the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any net difference recorded as a reduction in accumulated other comprehensive income.

(b)	Research and development expense

      Under Canadian GAAP, development costs are deferred and amortized if the development project meets certain generally accepted criteria for deferral and amortization. Fixed assets, including equipment, may be acquired or constructed in order to provide facilities for a research and development project. The use of such assets will extend over a number of accounting periods and, accordingly, such costs are capitalized and amortized over their useful lives. Under United States GAAP, research and development costs are charged to expense in the period incurred. As noted in Note 23(d) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, we have restated our results for 2003 for United States GAAP purposes as they relate to the accounting for research and development costs. The impact was a $3 million increase in research and development expense for the first six months of 2003 for United States GAAP purposes.

(c)	Exploration expense

      Under Canadian GAAP, capitalized exploration expenditures are classified under property, plant and equipment with the related mineral claim. For United States GAAP, exploration expenditures are not capitalized unless estimated proven and probable ore reserves to which they relate have been established by a feasibility study. As noted in Note 23(e) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, we have restated our results for 2003 for United States GAAP purposes as they relate to the accounting for exploration expenditures. The impact was a $1 million increase in exploration expense for the first six months of 2003 for United States GAAP purposes.

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

(f)	Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities

      In the second quarter of 2004, for United States GAAP reporting purposes we revised our accounting treatment for unrealized non-cash currency translation gains and losses arising from the translation into U.S. dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. We have concluded that, under United States GAAP, such currency translation gains and losses should be included in the determination of earnings. Previously, these unrealized non-cash currency translation gains and losses had been deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations were to commence. The impact of this revision, which has been accounted for retroactively by restating prior period results, was an increase in the unrealized currency translation gains of $40 million for the first six months of 2004 (first six months of 2003 — an increase in the unrealized currency translation losses of $156 million). The deficit at the beginning of 2004 has been increased by $171 million to reflect the cumulative impact of the revision to December 31, 2003.

(g)	Asset impairment charge

      Net earnings for the first six months of 2004 under Canadian GAAP included an asset impairment charge in the amount of $201 million before income and mining taxes and minority interest. Reference is made to Note 4 above. This charge included the write-off of certain capitalized costs which, in accordance with (b) above, were previously expensed for United States GAAP purposes. In addition, it included an adjustment to reduce minority interest to nil. For United States GAAP, the asset impairment charge would decrease by $11 million. The adjustment to reduce minority interest to nil would also be adjusted with a corresponding increase to minority interest expense of $7 million.

(h)	Asset retirement obligations

      Effective January 1, 2003, we adopted, for United States reporting purposes, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, and CICA 3110, Asset Retirement Obligations, which are substantially identical. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated. Depending on the nature of the asset being retired, we depreciate such costs using either the straight line or the unit-of-production method. The cumulative effect of adopting SFAS No. 143 was a decrease to our net earnings of $17 million, or nine cents per share, in 2003, which is shown as a cumulative effect of a change in accounting principle. For Canadian GAAP, financial results for prior periods have been restated.

(i)	Investments

      United States GAAP for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

(j)	Comprehensive income

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

(k)	Intangible assets

      Previously, we reported that, under United States GAAP, mineral rights were intangible assets with respect to balance sheet classification. During the second quarter of 2004, for United States GAAP the EITF of the FASB released Issue No. 04-2 which reached the decision that mineral rights should be reported as tangible assets and disclosed as a separate component of property, plant and equipment. A FASB staff position paper dated April 30, 2004 also validated this change by means of amendments to SFAS Nos. 141 and 142. As a result of this change, we have reclassified, for United States GAAP purposes, intangible assets of $2,469 million from intangible assets to property, plant and equipment. We have also, effective January 1, 2004, ceased amortization of the residual value of intangible assets referred to in our 2003 Annual Report on Form 10-K.

(l)	Depreciation and depletion expense

      As discussed in Note 2, we retroactively changed our method of calculating depreciation and depletion expense for Canadian GAAP reporting purposes effective January 1, 2004. This method of calculation is the method described in Note 23(b) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K for United States reporting purposes and, consequently, there is no longer a difference between Canadian and United States GAAP. As a result of this restatement for both Canadian and United States GAAP, for the first six months of 2003, depreciation and depletion expense decreased by $18 million, income and mining taxes increased by $6 million and minority interest expense increased by $5 million.

(m)	Supplemental information

      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

Six Months Ended June 30,	2004	2003

	(Restated)	(Restated)
Deficit at beginning of period, as previously reported	$(973)	$(1,030)
Restatement	(171)	36

Deficit at beginning of period, as restated	$(1,144)	$(994)
Net earnings (loss)	259	(333)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Deficit at end of period	$(885)	$(1,348)

Accumulated other comprehensive loss at beginning of period	$(516)	$(485)
Other comprehensive income (loss)	(20)	2

Accumulated other comprehensive loss at end of period	$(536)	$(483)

(n)	Recent Accounting Pronouncements

      During the first six months of 2004, other than the amendments to SFAS Nos. 141 and 142 discussed above under “Intangible Assets”, no new accounting pronouncements were put into effect that would impact our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month and six-month periods ended June 30, 2004, which are expressed in U.S. dollars and prepared in accordance with Canadian GAAP, which generally conform with those principles established in the United States, except as explained in Note 16 above to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report on Form 10-K”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business

      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel, which we define to be nickel produced from nickel-containing ores. The other principal source of nickel is from nickel-containing stainless steel scrap. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We have additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through contractual arrangements with Inco TNC Limited, in which we have an equity interest of 67 per cent, in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent, and in South Korea, through Korea Nickel Company, in which we have an equity interest of 25 per cent. We also have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts for plating and other applications at a plant near Shanghai in the People’s Republic of China (“China”). In August 2003, the Company announced that it would be forming a new joint venture company in China to produce high quality nickel foam for sale to the manufacturers of nickel rechargeable batteries in the Asian market. This new company, in which Inco will have an equity interest of about 75 per cent, with the balance being held by its two partners in this joint venture, currently expects to begin production in September 2004. We have been evaluating other commercial relationships in China, and in early March 2004 started up a shearing and packaging operation for certain nickel products to service the specific needs of this market.

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

      A number of risks and uncertainties are associated with the current development or planned development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of Goro, those risks related to the possible future transition to independence of New Caledonia. Reference is made to various risks and uncertainties as disclosed in our 2003 Annual Report on Form 10-K. In late 2002, we initiated a comprehensive review of the Goro project and that review, being conducted in two phases, has continued through the first half of 2004. The initial phase of this review was completed in July 2003 and the second phase, or Phase 2, is currently expected to be completed in the late September – October 2004 period.

Recent Nickel Market Developments

      For the first two months of the second quarter of 2004, the London Metal Exchange (LME) cash nickel price declined from year-end 2003 levels, reaching a low of $10,530 per tonne ($4.78 per pound) on May 18, 2004 before recovering to end the second quarter of 2004 at $14,990 per tonne ($6.80 per pound). LME stocks declined during the second quarter of 2004, reaching 7,980 tonnes on June 22, 2004 — the lowest level since 1991. LME stocks ended the second quarter at 8,394 tonnes and totaled 10,422 tonnes at August 5, 2004. We believe that the recovery in the LME cash nickel price over the late May to the end of June 2004 period was driven by the declining levels of LME stocks and subsiding fears that the Chinese economy would suffer a significant slowdown in growth as the Chinese government took steps to implement a modest reduction in the growth rate for the Chinese economy. For 2004, we currently project that global stainless steel production, and nickel consumption by both stainless steel and non-stainless applications, will rise. Non-stainless applications for nickel have been much stronger in the first half of 2004 than we originally had expected given the depressed level of such applications in 2003. For the first half of 2004, nickel and stainless steel demand improved in Japan and the United States as the industrial economies in those countries began to show signs of recovery during that period after a prolonged slump. We continue to believe that the global supply-demand balance for nickel in 2004 will reflect a deficit, with the economies of the United States, Japan and Europe experiencing improved underlying demand for nickel from 2003 levels and continued growth in nickel demand in China even if the Chinese economy were to slow to the rate of growth it experienced in 2003.

Goro Project

      The second phase, or Phase 2, of the comprehensive review of the Goro project is currently expected to be completed in the late September – October 2004 period. The completion of this review is expected to result in a new capital cost control estimate, a project implementation plan and an integrated project execution schedule. Subject to the satisfactory completion and results of Phase 2 of the review and meeting certain other conditions, including (1) having achieved sufficient progress on all required permits in New Caledonia and a good neighbour agreement and having reached other appropriate understandings or arrangements with local labour unions and other key stakeholders in New Caledonia to enable any restart of the project, including construction, to proceed on a basis that avoids any potential labour or other disruptions, (2) finalizing the terms of the tax-advantaged financing and other support to be provided to the project by the French Government and (3) reaching a satisfactory agreement on the disposition of the interest in the Goro project company held by the French Government agency, Bureau de Recherches Géologiques et Minières, as part of a required realignment of the equity ownership in the project to enable a new partner to be brought into the project and provide for New Caledonia’s equity participation in Goro, we currently expect to be in a position to announce our decision on whether we will proceed with the project in the late September – October 2004 period. A decision to proceed at that time would see initial production occur around mid-2007.

      On May 25, 2004, we announced the preliminary findings to that date of Phase 2 of our review. These findings included a preliminary capital cost estimate for the project’s planned mine, process plant and infrastructure, taking into account the non-cash pre-tax charge discussed below, of approximately $1.85 billion, representing an estimate in the plus 20 per cent to minus 5 per cent reliability range. This preliminary estimate reflected approximately $500 million in capital cost reductions partially offset by approximately $250 million made up largely of unfavourable currency adjustments relating to expenditures expected to be incurred in Australian dollars, Euros and certain other currencies as well as cost escalation in certain construction materials. The announcement also indicated that the work undertaken as a part of Phase 2 of the review had resulted in an increase in the nameplate capacity of the planned process plant from approximately 55,000 tonnes of nickel and 4,500 tonnes of cobalt per annum to approximately 60,000 tonnes of nickel and 5,100 tonnes of cobalt per annum.

      As a result of developments arising out of Phase 2 of our review, including, among other areas, new approaches to construction, a significant reduction in the planned process plant footprint and changes in equipment, most notably a change from indirect to direct heating of ore feed in the pressure leaching circuit of the planned process plant, a non-cash pre-tax charge of $201 million was taken against second quarter 2004 earnings. After taking into account the minority interest of $9 million and a tax recovery of $1 million, this charge totalled $191 million. The tax relief for this charge was insignificant due to the fact that essentially all of the charge is not deductible for tax purposes. The majority of this charge covered engineering and related work expended on the original project configuration together with equipment purchased for the indirect heating of ore feed that has no further benefit for the project or otherwise. This second quarter 2004 charge was in addition to the $62 million of pre-tax non-cash charges taken in the fourth quarter of 2002 following the suspension of project construction. As of June 30, 2004, taking into account the non-cash charges referred to above, the carrying value of the Goro assets was approximately $660 million. This amount excludes a current estimate of approximately $29 million that would still have to be spent for equipment, services and other requirements under existing contracts and commitments.

Results of Operations

Earnings Summary

      The following table summarizes our net sales, net earnings (loss) and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Net sales	$992	$599	$2,086	$1,192
Net earnings (loss)	(14)	64	241	97
Net earnings per common share
— basic	(0.09)	0.34	1.27	0.40
— diluted	(0.09)	0.34	1.19	0.39
Cash provided by (used for) operating activities	339	81	719	(17)

      The significant decrease in results of operations and certain changes in costs between the second quarter of 2004 and the corresponding quarter of 2003 were primarily the result of the following factors:

•	The $201 million non-cash asset impairment charge, as discussed below, recorded as a result of changes in the scope of the Goro project based upon the preliminary findings of the second phase, or Phase 2, of the project review
•	Decrease in unusual tax benefits compared with 2003
•	Increased costs for nickel production

      These items were partially offset by the favourable effect of the following factors:

•	Higher average realized prices for all metals, particularly for nickel and copper
•	The favourable effect of currency translation adjustments, particularly the effect of changes in the Canadian-U.S. dollar exchange rate

      With respect to net earnings for the second quarter and first half of 2003, those results included a charge in respect of a three-month strike which began on June 1, 2003 at our Ontario operations.

      The following bar charts describe the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (unfavourable factors are shown in parentheses), affecting our second quarter and first six months of 2004 net earnings (loss) compared with the corresponding periods of 2003, with the starting point (first bar on the left) of each chart being the level of net earnings for the second quarter and first six months of 2003, as applicable.

Principal factors affecting Second Quarter 2004 net loss in comparison with Second Quarter 2003 net earnings

In millions of dollars

Principal factors affecting First Half 2004 net earnings in comparison with First Half 2003 net earnings

In millions of dollars

Nickel Production

      Nickel production increased to 59,586 tonnes (131 million pounds) and 117,257 tonnes (258 million pounds) in the second quarter and first half of 2004, respectively, compared with 45,197 tonnes (100 million pounds) and 95,425 tonnes (210 million pounds) in the corresponding periods of 2003. The increases primarily reflect higher production at our Canadian and U.K. operations compared with the production for the second quarter of 2003 which was negatively affected by the three-month strike at our Ontario operations that began on June 1, 2003. PT Inco’s production increased during the first half of 2004 compared with the same period in 2003 when a planned furnace rebuild at this operation reduced production.

Non-Cash Asset Impairment Charge

      As previously announced on May 25, 2004, the key preliminary findings to that date of Phase 2 of our Goro project review resulted in changes in the planned Goro project configuration, including moving to direct heating of the ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself. These changes have meant that certain capitalized costs incurred, principally for engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed, no longer would have any benefit for the project or otherwise. As a result of such changes, capitalized expenditures incurred totalling $201 million before minority interest and taxes have been written off in the second quarter of 2004. After taking into account the minority interest of $9 million and a tax recovery of $1 million, this charge totalled $191 million. The tax relief for this charge was insignificant due to the fact that essentially all of the charge is not deductible for tax purposes.

Net Sales

      Net sales increased substantially to $992 million and $2,086 million, respectively, in the second quarter and first half of 2004, compared with $599 million and $1,192 million for the same periods in 2003. This improvement in net sales was primarily due to higher selling prices for all metals, particularly for nickel and copper, as well as higher deliveries of Inco-source nickel and copper. Deliveries of Inco-source nickel in the second quarter of 2004 increased by 18 per cent compared with the second quarter of 2003 due to increased production at our Canadian and U.K. operations as well as at PT Inco. Production for the second quarter of 2003 was adversely affected by a three-month strike at our Ontario operations that began on June 1, 2003.

      Net sales to customers by product were as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Primary nickel	$788	$495	$1,680	$957
Copper	85	37	168	99
Precious metals	46	47	126	94
Other	73	20	112	42

	$992	$599	$2,086	$1,192

      The following bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:

Average realized and LME cash selling prices

In dollars per pound

Second Quarter

First Half

      Deliveries of Inco-source nickel and nickel from purchased intermediates, copper and PGMs for the periods indicated are shown below:

Deliveries

Nickel and copper in millions of pounds
PGMs in thousands of troy ounces

Second Quarter

First Half

Cost of Sales and Other Expenses

      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Production — Nickel in all forms (tonnes)	59,586	45,197	117,257	95,425
Nickel unit cash cost of sales before by-product credits
— per tonne	$5,600	$4,189	$5,468	$4,145
— per pound	2.54	1.90	2.48	1.88
Nickel unit cash cost of sales after by-product credits
— per tonne	$5,203	$4,189	$4,828	$4,322
— per pound	2.36	1.90	2.19	1.96
Finished nickel inventories at end of period (tonnes)	29,080	23,086	29,080	23,086

      Nickel unit cash cost of sales before by-product credits increased to $5,600 per tonne ($2.54 per pound) in the second quarter of 2004 from $4,189 per tonne ($1.90 per pound) in the second quarter of 2003. This increase was principally due to the higher cost for, and volumes of, purchased intermediates, the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate compared with 2003, higher spending on maintenance and repairs and higher employment costs, partially offset by the cost reductions and related savings as discussed below.

      Nickel unit cash cost of sales before by-product credits increased to $5,468 per tonne ($2.48 per pound) in the first half of 2004 from $4,145 per tonne ($1.88 per pound) in the first half of 2003. This increase was principally due to the higher cost for, and volumes of, purchased intermediates, and the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate compared with 2003. These factors more than offset the cost reductions and related savings discussed below.

      We use purchased intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased intermediates is higher than that for processing our own mine production and such cost increases as the prevailing prices, LME cash nickel or other benchmark prices, on which this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.

      Nickel unit cash cost of sales after by-product credits increased to $5,203 per tonne ($2.36 per pound) in the second quarter of 2004 compared with $4,189 per tonne ($1.90 per pound) in the second quarter of 2003. The increase was due to higher unit cash cost of sales before by-product credits and lower deliveries of PGMs, partially offset by higher realized selling prices.

      Nickel unit cash cost of sales after by-product credits increased to $4,828 per tonne ($2.19 per pound) in the first half of 2004 compared with $4,322 per tonne ($1.96 per pound) in the first half of 2003. The increase was due to higher unit cash cost of sales before by-product credits, partially offset by higher by-product credits as a result of higher realized selling prices and higher deliveries of PGMs.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales to Canadian GAAP Cost of Sales” below.

      In the second quarter of 2004, we realized cost reductions and related savings of about $14 million, and we are currently on track to realize our planned $63 million in cost reductions and related savings for the full year 2004.

Factors affecting nickel unit cash cost of sales after by-product credits

In dollars per pound

      The following bar charts show the key factors (per pound) both favourable and unfavourable (unfavourable factors are shown in parentheses) affecting our second quarter and first six months of 2004 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) of each of the bar charts being the nickel unit cash cost of sales after by-product credits for the second quarter and first six months of 2003, as applicable:

Second Quarter

First Six Months

Selling, General and Administrative

      Selling, general and administrative expenses increased by $5 million and $15 million in the second quarter and first half of 2004, respectively. These increases for both the second quarter and first half of 2004 were primarily due to higher costs for share options and other awards under our corporate incentive compensation programs.

Currency Translation Adjustments

      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and certain deferred income and mining taxes, into U.S. dollars. Favourable currency translation adjustments were $18 million and $33 million in the second quarter and first half of 2004, respectively, and were due to the weakening of the Canadian dollar as of June 30, 2004 relative to the U.S. dollar. The Canadian — U.S. dollar exchange rate depreciated by two per cent during the second quarter of 2004 and by four per cent during the first half of 2004. Compared to the corresponding periods of 2003, the average Canadian dollar — U.S. dollar exchange rate was about 14.6 per cent higher in the second quarter of 2004 and about 8.6 per cent higher in the first half of 2004.

Income and Mining Taxes

      The effective tax rates for the second quarter and first half of 2004 were 93 per cent and 47 per cent, respectively, rates that were higher than the statutory income tax rate in Canada of 39.9 per cent. These higher tax rates, particularly the unusually high rate for the second quarter, were primarily due to the negligible tax relief recorded with respect to the $201 million non-cash impairment charge, before minority interest and taxes, referred to above. This was partially offset by the impact of earnings generated in lower tax rate jurisdictions and the effect of currency translation adjustments. The effective tax rate for the first half of 2003 was significantly affected by a $134 million tax benefit from changes in Canadian tax legislation, certain tax rulings and other decisions relating to prior year transactions and the benefit of non-taxable gains.

Intermediates Segment

      Our intermediates segment, as discussed above, comprises the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. Net sales were $177 million and $369 million in the second quarter and first half of 2004 compared with $128 million and $215 million in the same periods of 2003 which was primarily due to higher realized prices. PT Inco’s net realized price for nickel-in-matte in the second quarter and first half of 2004 averaged $9,722 per tonne ($4.41 per pound) and $10,627 per tonne ($4.82 per pound) compared with $6,400 per tonne ($2.90 per pound) and $6,300 per tonne ($2.86 per pound) in the same periods in 2003. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel. All of PT Inco’s production is sold in U.S. dollars under long-term contracts to us and Sumitomo Metal Mining Co., Ltd.

      Unit cash cost of production rose by 14% to $1.78 per pound in the second quarter of 2004 from $1.56 per pound in the same quarter last year, partly due to an increase in the high sulphur fuel oil price to an average $27.43 per barrel from $26.71 per barrel, as well as greater use of supplies.

      Cash provided by PT Inco’s operating activities rose to $89 million and $215 million in the second quarter and first half of 2004 from $59 million and $121 million in same periods of 2003. The increase was mainly due to period over period increases in sales, partly offset by a $31 million increase in payments to suppliers and corporate tax payments of $17 million.

Cash Flows, Liquidity and Capital Resources

      Net cash provided by operating activities, after changes in working capital, in the second quarter of 2004 was $339 million, compared with $81 million in the second quarter of 2003. The increase in net cash provided by operating activities was primarily due to higher earnings before the effect of the non-cash impairment charge noted above. Cash provided by operations was also higher due to lower tax instalment payments during the second quarter and first half of 2004 compared to the same periods in 2003.

      Net cash used for investing activities increased to $148 million and $315 million in the second quarter and first half of 2004, respectively, compared with $113 million and $277 million in the same periods in 2003. Capital expenditures in the second quarter of 2004 were higher due to higher capital spending for our Voisey’s Bay project and at PT Inco, partially offset by lower capital expenditures for our Goro project. During the first quarter of 2004, we used cash of $28 million to acquire an additional two per cent of the issued and outstanding shares of PT Inco from a shareholder, increasing our ownership of PT Inco to approximately 61 per cent.

      At June 30, 2004, cash and cash equivalents were $774 million, up from $418 million at December 31, 2003 and up from $596 million at March 31, 2004, reflecting the cash provided from operating activities as discussed above. Total debt was $1,469 million at June 30, 2004, compared with $1,512 million at December 31, 2003. Total debt as a percentage of total debt plus shareholders’ equity was 26 per cent at June 30, 2004, compared with 28 per cent at December 31, 2003. Under Canadian GAAP, a substantial portion of our convertible debt is recorded as equity and not debt.

      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, increased our contributions, including voluntary contributions, to such plans to a level of $142 million for 2003 and our pension expense increased to $107 million for 2003. We currently expect that our annual pension contributions will increase to approximately $160 million in 2004 and be at about that same level for at least 2005 and our annual pension expense will increase to approximately $112 million for at least 2004 and 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for future years.

      On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility that matures on May 28, 2009. This syndicated facility replaces the several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent under this new syndicated facility, the initial May 28, 2009 maturity date may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. The borrowings under the facility may be made either in Canadian dollars in the form of (a) prime rate loans or (b) in bankers’ acceptances or in United States dollars in the form of (x) United States base rate loans or (y) London Interbank Offered Rate (LIBOR) loans. Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of June 30, 2004, there were no amounts drawn under the new facility. The new credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the facility, not to exceed 50:50. At June 30, 2004 the ratio of Consolidated Indebtedness to Tangible Net Worth was 24:76. There can be no assurance that future material adverse developments would not result in a breach of this covenant. If we were unable to comply with this covenant, the lenders would have the right to declare a default and require all then outstanding loans to be repaid and pursue the various remedies available to them under the credit facility, including declining to make any new loans under the facility. The new facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of June 30, 2004, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 by Moody’s Investors Service and BBB- by Standard & Poor’s.

      We currently believe that our level of cash and cash equivalents as of June 30, 2004, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for 2004 and 2005. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. Our required capital expenditures are very significant over the 2004 to 2006 period given the current spending plans for the initial phase of the Voisey’s Bay project and assuming that we reach the decision in the late September – October 2004 period to move forward with the Goro project.

      Since December 31, 2003, we have entered into foreign currency contracts to purchase Aus.$200 million at an average exchange rate of $0.673. Of this total, Aus.$100 million will mature in 2005 at an average rate of $0.675 and Aus.$100 million will mature in 2006 at an average rate of $0.672. These contracts were entered into with respect to anticipated Australian dollar-denominated expenditures relating to the Goro project. Gains and losses on these contracts are recorded in other income, net.

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

      The depletion method for PT Inco’s property, plant and equipment has been changed for the depletion of deferred mine development costs and the depreciation of other assets has been changed from a unit-of-production to a straight line method over the lesser of the asset’s useful life up to 10 years in respect of mine and mobile equipment; the lesser of the asset’s useful life and the term of PT Inco’s current Contract of Work that expires in 2025 in respect of roads, bridges and process plant buildings and equipment; and, in the case of hydroelectric facilities, the lesser of the asset’s useful life and 50 years.

Accounting Changes

(a)	Depreciation and depletion expense

      Effective January 1, 2004 on a retroactive basis, we changed the method by which we calculate depreciation and depletion expense. Adoption of this change in accounting policy removes a significant difference between Canadian GAAP and United States GAAP. The effect of this change on the first six-months of 2003 depreciation and depletion expense was a reduction of $18 million.

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

Non-GAAP Financial Measure

      We have referred to nickel unit cash cost of sales before and after by-product credits in the Management’s Discussion and Analysis of Financial Condition and Results of Operations because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These measurements capture all of the important components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by-product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically largely been driven by the prices for these metals. In addition, management utilizes these metrics as an important management tool to monitor cost performance of each of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.

      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:

Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	($ in millions except pound and per
	pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$580	$412	$1,137	$831
By-product costs	(138)	(96)	(277)	(233)
Purchased finished nickel	(43)	(58)	(133)	(124)
Delivery expense	(8)	(6)	(16)	(12)
Other businesses cost of sales	(9)	(6)	(20)	(12)
Strike expense, excluding depreciation	—	(29)	—	(29)
Non-cash items(1)	(9)	(6)	(18)	(11)
Remediation, demolition and other related expenses	(6)	(9)	(11)	(13)
Adjustments associated with affiliate transactions	(35)	2	(41)	1
Other	—	7	1	1

Nickel cash cost of sales before by-product credits(2)	332	211	622	399
By-product net sales	(161)	(96)	(350)	(218)
By-product costs	138	96	277	233

Nickel cash cost of sales after by-product credits(2)	$309	$211	$549	$414

Inco-source nickel deliveries (millions of pounds)	131	111	251	212

Nickel cash cost of sales before by-product credits per pound	$2.54	$1.90	$2.48	$1.88

Nickel cash cost of sales after by-product credits per pound	$2.36	$1.90	$2.19	$1.96

(1)	Post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for both Inco-source and external feed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

      The uncertain political situation in Indonesia could adversely affect PT Inco’s ability to operate and, accordingly, our business, results of operations, financial condition and prospects. The possible transition of New Caledonia to independence in the future could adversely affect the Goro nickel-cobalt project. As a result of advisories issued in May 2004 by the Canadian and Australian governments covering security and other concerns in the province where PT Inco’s operations are located and other developments, we implemented a number of actions to address these developments and to protect the safety of PT Inco’s personnel and facilities. While these developments and our response to them did not adversely affect PT Inco’s operations, we cannot predict whether new or additional governmental security or other advisories or similar developments could adversely affect PT Inco’s operations.

      While global demand for nickel is the most important determinant of our profitability and cash flows, our financial results are also very much affected by increases in the costs we incur to produce nickel and our other metals.

Item 4.	Controls and Procedures

      As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) and, based upon such review and evaluation required by Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended, concluded that such disclosure controls and procedures were effective and met the requirements thereof. Additionally, no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d — 15(f) under the U.S. Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Notice Regarding Forward-Looking Statements

      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) nickel demand and supply in the global nickel market for 2004 and nickel demand in China and other geographical and end-use markets for nickel for 2004; (ii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iii) capital expenditures; (iv) changes in pension contributions to our pension plans and pension expense and (v) the enactment or completion of the necessary legislation, feasibility studies and reviews, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, (d) the timing of the completion and the results of our Goro project review including the project’s scope and schedule and its other key aspects, and (e) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables and capital costs, and the financing plans and arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, our development projects. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our 2004 Annual and Special Meeting of Shareholders (the “Meeting”) was held on April 21, 2004.

(b), (c)	The following three matters, as described in our Proxy Circular and Statement for the Meeting, were submitted to a vote of shareholders at the Meeting; (i) the approval of a resolution confirming an amendment to the Company’s by-law to declassify the Company’s Board of Directors and provide for the annual election of all of the Company’s Directors (the “By-Law Confirmation Resolution”), (ii) the election of Directors, and (iii) the appointment of Auditors. The following describes these matters and the voting data on each matter:

(1) By-Law Confirmation Resolution. The shareholders approved a resolution confirming an amendment to the Company’s by-law to declassify the Company’s Board of Directors and provide for the annual election of all of the Company’s Directors. In support of the vote, which was conducted by a show of hands, the following proxies voting on this motion had been received prior to the Meeting:

Votes For	%	Votes Against	%	Abstained/Withheld	%

103,810,994	99.59	426,942	0.40	3,709	0.01

(2) Election of Directors. The individuals listed below were nominated and, in the absence of further nominations, elected Directors of the Company to hold office for a term expiring immediately prior to the Company’s next Annual Meeting of Shareholders to be held in 2005. In support of the vote, which was conducted by a show of hands, the following proxies voting on this motion had been received prior to the Meeting:

Name of Nominee	Votes For	%	Abstained/Withheld	%

Glen A. Barton	105,059,694	99.88	120,471	0.12
Angus A. Bruneau	105,051,966	99.87	128,199	0.13
Ronald C. Cambre	105,054,216	99.88	125,949	0.12
Scott M. Hand	104,731,179	99.57	448,986	0.43
Chaviva M. Hosek	105,162,279	99.98	17,886	0.02
Peter C. Jones	105,163,508	99.98	16,657	0.02
John T. Mayberry	105,171,800	99.99	8,365	0.01
David P. O’Brien	104,993,286	99.82	186,879	0.18
Roger Phillips	104,993,756	99.82	186,409	0.18
James M. Stanford	104,878,175	99.71	301,990	0.29

(3) Appointment of Auditors. PricewaterhouseCoopers LLP were appointed Auditors of the Company to serve until our next Annual Meeting of Shareholders to be held in 2005 and the Audit Committee of the Board of Directors were authorized to fix the remuneration to be paid to the Auditors. In support of the vote, which was conducted by a show of hands, the following proxies voting on this motion had been received prior to the Meeting:

Votes For	%	Abstained/Withheld	%

104,246,324	99.86	152,212	0.14

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      Current Report on Form 8-K dated April 20, 2004 covering Item 12 of Form 8-K relating to the Registrant’s press release on its first quarter 2004 financial and operating results.

      Current Report on Form 8-K dated May 25, 2004 covering Items 5 and 9 of Form 8-K relating to the Registrant’s update on Phase 2 of the Goro project review.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED

Date: August 6, 2004	By:	/s/ S. F. FEINER S. F. Feiner Executive Vice-President, General Counsel and Secretary

Date: August 6, 2004	By:	/s/ R. A. LEHTOVAARA R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.