Form 10-K/A
period 2003-12-31
INCO LTD
filed 2004-08-10
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

(Amendment No. 1)

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

INCO LIMITED

Explanatory Note

      Inco Limited (“Inco” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended December 31, 2003 (“Originally Filed 2003 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, to amend (1) Note 23 to the Company’s consolidated financial statements, “Significant differences between Canadian and United States GAAP”, included as part of Item 8, “Financial Statements and Supplementary Data”, and (2) certain information and one of the tables included in Item 6, “Selected Financial Data”, which table reconciles the Company’s results as reported under Canadian generally accepted accounting principles (“GAAP”), the principles which apply to the Company’s primary financial statements, with those results that would have been reported under United States GAAP. The amendments reflect the restatement of certain financial information under United States GAAP based upon a revision in accounting treatment made by the Company in the second quarter of 2004 to correct an error under United States GAAP with respect to the treatment of unrealized non-cash currency translation gains and losses relating to the Company’s Voisey’s Bay deferred income and mining tax liabilities. While the amendments relate only to certain parts of Item 6 and Item 8, in compliance with the requirements of Rule 12b-15 under the Securities Exchange Act of 1934 the Company has included in this Amendment No. 1 the full text of Items 6 and 8, as amended. For a description of the restatements, reference is made to part (q)(2) in Note 23 to the Company’s consolidated financial statements herein. The revision in accounting treatment for unrealized non-cash currency translation gains and losses with respect to the Company’s Voisey’s Bay deferred income and mining tax liabilities for United States GAAP purposes made by the Company in the second quarter of 2004 has the effect of recognizing in earnings, rather than deferring, as a component of property, plant and equipment, the unrealized non-cash currency translation gains or losses with respect to such deferred income and mining tax liabilities. This revision has had no effect on the cash flows of the Company for any period.

      The revision in accounting treatment under United States GAAP has had no effect on the Company’s primary financial statements and related notes prepared in accordance with Canadian GAAP since the policy of deferring unrealized non-cash currency translation gains and losses on the Voisey’s Bay deferred income and mining tax liabilities is in accordance with Canadian GAAP.

      As a result of this change, under United States GAAP for the years 2003, 2002 and 2001 the Company had (1) a restated net loss of $129 million in 2003, compared with net earnings of $78 million before this revision and resulting restatement, (2) a restated net loss of $2,380 million in 2002, compared with a net loss of $2,078 million before this revision and resulting restatement and (3) restated net earnings of $394 million in 2001, compared with net earnings of $272 million before this revision and resulting restatement. Restatements reflecting these revisions have been made to the Company’s property, plant and equipment, retained earnings (deficit) and asset impairment charge relating to the Company’s Voisey’s Bay project for the applicable periods covered in Item 6 and Note 23 to the Company’s consolidated financial statements in Item 8. This revision in accounting treatment under United States GAAP affects our results under United States GAAP for the quarterly periods of each of the comparative years reported, with the effects (which are quantified for the quarters in 2003, 2002 and 2001 in Note 23(r) to the Company’s consolidated financial statements herein) varying on a quarter-to-quarter basis depending principally upon the Canadian dollar to United States dollar exchange rate at the end of the applicable quarter.

      This Amendment No. 1 amends and restates Item 6 and Item 8, both of which were included in the Originally Filed 2003 10-K. The explanatory note at the beginning of each item of this Amendment No. 1 sets forth the nature of the principal changes made to the particular Items (Items 6 and 8).

      The other items of the Originally Filed 2003 10-K have not been repeated in this Amendment No. 1.

      For a discussion of events and developments relating to the Company subsequent to December 31, 2003, please refer to the following items, which are not being incorporated by reference into this Amendment No. 1:

Our Quarterly Reports on Form 10-Q filed with the SEC subsequent to March 15, 2004.

Amendment No. 1 to our Quarterly Report on Form 10-Q containing our corrected Quarterly Report for the quarterly period ended March 31, 2004, filed with the SEC on August 10, 2004.

Our Current Reports on Form 8-K filed with or furnished to the SEC subsequent to December 31, 2003.

      Other than the foregoing items, this Amendment No. 1 does not amend, update or restate any items or sections of the Originally Filed 2003 10-K. The filing of this Amendment No. 1 should not be understood to mean that any statements contained in the amended Report on Form 10-K are true or complete as of any date subsequent to March 15, 2004, the date of the filing with the SEC of the Originally Filed 2003 10-K. Investors should not rely upon this amendment as a reaffirmation or reiteration of any forward-looking statements set forth in the Originally Filed 2003 10-K.

      Definitions: Unless the context otherwise requires, all references in this Amendment No. 1 to “Inco” or the “Company” include all of its consolidated subsidiaries, unincorporated units and divisions.

Item 6.	Selected Financial Data

      Note Explaining Amendments to Item 6: The paragraph above the second table in this Item and the second table itself, which table reconciles the results as reported under Canadian GAAP with those results that would have been reported under United States GAAP, have been revised and restated to reflect the effect of recognizing for purposes of United States GAAP in earnings, rather than deferring, as a component of property, plant and equipment, the unrealized non-cash currency translation gains or losses with respect to the Company’s Voisey’s Bay deferred income and mining tax liabilities.

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

     There are a number of differences between Canadian and United States GAAP. The differences, insofar as they affect the Company’s Consolidated Financial Statements, relate to accounting for post-retirement benefits, depreciation and depletion, intangible assets, research and development, exploration, asset impairment, our convertible debt, derivative instruments, investments, certain currency translation gains and losses, income and mining taxes and reporting of comprehensive income. A full discussion of these differences is presented in the Notes to the financial statements under Item 8 of this Report and, in particular, Note 23 to such financial statements.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	Year Ended December 31,

	2003	2002	2001	2000	1999(1)

	(Restated)(2)	(Restated)(2)	(Restated)(2)	(Restated)(3)	(Restated)(3)

	($ in millions, except per share amounts)
Earnings (loss) from continuing operations — Canadian GAAP	$137	$(1,482)	$304	$400	$17
Increased post-retirement benefits expense	(37)	(23)	(22)	(22)	—
Decreased depreciation and depletion expense	38	13	—	—	—
Increased intangible assets amortization expense	(2)	(2)	—	—	—
Increased research and development expense	(5)	(6)	(8)	—	—
Increased exploration expense	(4)	(3)	(7)	—	—
Increased asset impairment charges	—	(961)	—	—	—
Increased interest expense	(25)	(9)	(11)	—	—
Unrealized net gain (loss) on derivative instruments	(1)	5	(4)	—	—
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities	(207)	(49)	122	79	(128)
Increased income and mining tax expense	(15)	—	—	—	—
Decreased (increased) minority interest	(9)	(3)	2	—	—
Change in accounting policy	—	1	1	—	—
Taxes on United States GAAP differences	18	141	17	9	—

Earnings (loss) from continuing operations — United States GAAP	(112)	(2,378)	394	466	(111)
Discontinued operations	—	—	—	—	(5)

Net earnings (loss) — United States GAAP before cumulative effect of a change in accounting principle	(112)	(2,378)	394	466	(116)
Cumulative effect of a change in accounting principle	(17)	(2)	—	—	—

Net earnings (loss) — United States GAAP	$(129)	$(2,380)	$394	$466	$(116)

Net earnings (loss) per share — basic net earnings (loss) per share before cumulative effect of a change in accounting principle	$(0.72)	$(13.15)	$2.02	$2.42	$(0.78)
Cumulative effect of a change in accounting principle	(0.09)	(0.01)	—	—	—

Net earnings (loss) per share — basic	$(0.81)	$(13.16)	$2.02	$2.42	$(0.78)

Net earnings (loss) per share — diluted net earnings (loss) per share before cumulative effect of a change in accounting principle	$(0.72)	$(13.15)	$1.98	$2.21	$(0.78)
Cumulative effect of a change in accounting principle	(0.09)	(0.01)	—	—	—

Net earnings (loss) per share — diluted	$(0.81)	$(13.16)	$1.98	$2.21	$(0.78)

(1)	Certain information for the year 1999 has been restated to reflect the retroactive application of the asset and liability method to calculate deferred income and mining taxes.
(2)	Reference is made to Note 23, parts (b), (c), (d), (e), (f), (i), (n), (o), (q) and (r) to the consolidated financial statements under Item 8 of this Report.
(3)	Reference is made to Note 23, parts (i) and (q) to the consolidated financial statements under Item 8 of this Report.

     The selected financial data item “Preferred shares” would be reported in the same amounts under Canadian and United States GAAP. Under United States GAAP, convertible debt would be classified as debt and the selected financial data item “Long-term debt” would be increased by $626 million at December 31, 2003. Under United States GAAP, “Total assets” would be reported as $7,973 million at December 31, 2003 (2002 — $7,727 million; 2001 — $9,755 million; 2000 — $9,856 million; 1999 — $9,670 million).

Item 8.	Financial Statements and Supplementary Data

      Note Explaining Amendments to Note 23 to the Company’s Consolidated Financial Statements: Note 23 to the Company’s consolidated financial statements has been amended to reflect the revision in accounting treatment for United States GAAP of unrealized non-cash currency translation gains and losses relating to the Voisey’s Bay deferred income and mining tax liabilities and restatement of related balances. Accordingly, the amendments made relate principally to (1) the first table in this Note which reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP, (2) asset impairment charges referred to in (f), (3) the addition of a new part (i) which provides an explanation of this revision, the United States GAAP difference and resulting restatements, (4) earnings/(loss) per share in (n), (5) stock-based compensation in (o), (6) an explanation and presentation of the effect of the restatement of United States GAAP financial information in (q) and (7) comparative figures in (r). As a result of the addition of the new part (i), all succeeding parts of Note 23 (originally parts (i)-(r)) have been relettered as (j)-(s).

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

      We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants
Toronto, Ontario

February 3, 2004

Comments by Auditors for United States Readers on Canada — United States Accounting Differences

      Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Information relating to the nature and effect of such differences is presented in note 23, as restated, to the consolidated financial statements of the Company.

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants
Toronto, Ontario

February 3, 2004 (except as to Note 23(q)(1) which is as of March 12, 2004 and except as to Note 23(q)(2) which is as of August 4, 2004)

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

      For environmental issues that may not involve the retirement of an asset, where we are a responsible party and it is determined that a liability exists, and amounts can be quantified and determined, we will accrue for the estimated liability. In determining whether a liability exists in respect of such environmental issues, we apply the criteria for liability recognition under applicable accounting standards.

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

      The return on assets assumption has been based on an estimate of the future long-term average return that can reasonably be earned on the assets of the pension fund. The starting point for the calculation of this assumption is the current yield obtainable from the fixed income portion of the portfolio. The yield available on the benchmark used, the Scotia Capital Universe Bond Index (50% of the bond component) and the Scotia Capital Long Bond Index (the remainder of the bond component), is used as the expected return on the bond indices since, in our view, this represents the best estimate of long-term future returns for the bond portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table summarizes information about Common Share options outstanding at December 31, 2003.

				Common Share Options
	Common Share Options Outstanding			Exercisable

	Number	Weighted-average		Number
	outstanding at	remaining		exercisable at
	December 31,	contractual life	Weighted-average	December 31,	Weighted-average
Range of exercise prices	2003	(years)	exercise price	2003	exercise price

$11-16	465,500	4.5	$13.40	465,500	$13.40
17-24	2,387,675	8.0	18.95	1,804,177	18.40
25-37	1,719,430	2.6	32.36	1,684,430	32.46

$11-37	4,572,605	5.6	$23.43	3,954,107	$23.80

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

      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for post-retirement benefits, depreciation and depletion, intangible assets, research and development, exploration, asset impairment, our convertible debt, derivative instruments, investments, certain currency translation gains and losses, income and mining taxes and reporting of comprehensive income. As noted in (q) below, certain figures have been restated in 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	Year ended December 31

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Net earnings (loss) — Canadian GAAP	$137	$(1,482)	$304
Increased post-retirement benefits expense (a)	(37)	(23)	(22)
Decreased depreciation and depletion expense (b)	38	13	—
Increased intangible assets amortization expense (c)	(2)	(2)	—
Increased research and development expense (d)	(5)	(6)	(8)
Increased exploration expense (e)	(4)	(3)	(7)
Increased asset impairment charges (f)	—	(961)	—
Increased interest expense (g)	(25)	(9)	(11)
Unrealized net gain (loss) on derivative instruments (h)	(1)	5	(4)
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities (i)	(207)	(49)	122
Increased income and mining tax expense (j)	(15)	—	—
Decreased (increased) minority interest (b)(d)(e)	(9)	(3)	2
Change in accounting policy (k)	—	1	1
Taxes on United States GAAP differences	18	141	17

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	$(112)	$(2,378)	$394
Cumulative effect of a change in accounting principle (b)(k)	(17)	(2)	—

Net earnings (loss) — United States GAAP	$(129)	$(2,380)	$394

Other comprehensive income (loss) (m):
Unrealized net loss on derivatives designated as cash flow hedges at January 1, 2001 (h)	—	—	(4)
Reclassification to earnings of net loss (gain) on derivatives designated as cash flow hedges (h)	(21)	(19)	4
Reclassification to earnings of net loss (gain) on derivatives due to ineffectiveness (h)	(8)	—	—
Changes in fair value of derivatives designated as cash flow hedges (h)	5	26	23
Unrealized gains (losses) on long-term investments (l)	68	17	(3)
Unrealized gains (losses) on marketable securities (l)	—	—	(1)
Long-term investments reclassified to earnings (l)	(18)	24	—
Marketable securities reclassifications (l)	—	(1)	—
Minimum additional pension liability adjustment (a)	(125)	(318)	(180)
Taxes on other comprehensive income (loss)	68	102	56

Other comprehensive loss — United States GAAP (m)	(31)	(169)	(105)

Comprehensive income (loss) — United States GAAP (m)	$(160)	$(2,549)	$289

Net earnings (loss) per share — Basic (n)
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$(0.72)	$(13.15)	$2.02
Cumulative effect of a change in accounting principle (b)(k)	$(0.09)	$(0.01)	$—

Net earnings (loss) per share — Basic (n)	$(0.81)	$(13.16)	$2.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

	Year ended December 31

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Net earnings (loss) per share — Diluted (n)
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$(0.72)	$(13.15)	$1.98
Cumulative effect of a change in accounting principle (b)(k)	$(0.09)	$(0.01)	$—

Net earnings (loss) per share — Diluted (n)	$(0.81)	$(13.16)	$1.98

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

     (e) Exploration expense

      Under Canadian GAAP, capitalized exploration expenditures are classified under property, plant and equipment with the related mineral claim. For United States GAAP, exploration expenditures are not capitalized unless proven and probable reserves have been established by a feasibility study. As a result of our adopting this policy for United States GAAP, certain balance sheet accounts as of December 31, 2002 and 2001 have been restated as follows: the deficit increased by $56 million (2001 — $55 million); property, plant and equipment decreased by $90 million (2001 — $87 million); deferred income and mining taxes decreased by $30 million (2001 — $29 million); and minority interest decreased by $4 million (2001 — $3 million). For the year ended December 31, 2003, the impact on our exploration expense was an increase of $4 million (2002 — $3 million; 2001 — $7 million) representing exploration costs previously capitalized which are expensed under United States GAAP, net of any related amortization. For the year ended December 31, 2003, the minority interest was decreased as a result of this restatement in the amount of $1 million (2002 — $1 million; 2001 — $1 million). A portion of the exploration expenses referred to above were previously written off as a part of the asset impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

charges discussed below. As a result of this revision, the asset impairment charges recorded in 2002 were restated with a reduction of $71 million.

     (f) Asset impairment charges

      Under United States GAAP in accordance with SFAS No. 144, when the net carrying value of a long-lived asset exceeds the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its fair value is charged to earnings. Prior to 2003, under Canadian GAAP, when the net carrying value of a long-lived asset exceeded the future undiscounted cash flows expected to result from the use and eventual disposition of the asset, the excess over its net recoverable amount was charged to earnings. In addition, financing costs are excluded from the evaluation of a long-lived asset for impairment purposes under United States GAAP whereas such costs were previously included under Canadian GAAP. For United States reporting purposes, in 2002, the non-cash asset impairment charges would have been $2,401 million, net of deferred income and mining taxes of $915 million, in respect of the reduction in the carrying value of the Voisey’s Bay project and $55 million, net of income and mining taxes of $5 million, in respect of the reduction in the carrying value of certain property, plant, equipment and other assets. Fair value was estimated using discounted probability-weighted expected net cash flows and a risk-free interest rate. For United States segment reporting purposes, pre-tax charges of $3,316 million and $60 million would be included in the development projects and finished products segments, respectively.

     (g) Convertible debt

      Under Canadian GAAP, the convertible debt is classified as an equity instrument. The convertible debt accretes over their respective terms to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the convertible debt would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense. For United States GAAP, the convertible debt would be classified as current debt in the 12-month periods in advance of their special conversion dates and as long-term debt during the remainder of their term.

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

      Depending on market conditions, we enter into precious metals fixed price swap and option contracts and nickel option contracts with various financial counterparties who must meet certain established criteria. These contracts, which have been designated as cash flow hedges, are intended to provide certain minimum price realizations in respect of a portion of forecasted sales. In addition, we have entered into forward currency contracts to hedge a portion of the future construction costs of our planned production facilities in New Caledonia and the Province of Newfoundland and Labrador that will be denominated in currencies other than the U.S. dollar. For the year ended December 31, 2003, we recognized a net gain of $11 million in other income, net which represented the total ineffectiveness of our outstanding cash flow hedges. A gain of $21 million, including $8 million with respect to the reclassification of comprehensive income, was credited to the charge for Goro project suspension costs due to hedged forecasted cash flows no longer qualifying as a cash flow value hedge. At December 31, 2003, $15 million of deferred net gains on derivative instruments recorded in other comprehensive income are expected to be reclassified to net sales during the next 12 months. The maximum term over which cash flows are hedged is 30 months.

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

(i)	Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities

      Under United States GAAP, unrealized non-cash currency translation gains and losses arising from the translation into U.S. dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits are included in the determination of earnings. As permitted under Canadian GAAP, these unrealized non-cash currency translation gains and losses are deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations commence.

     (j) Income and mining taxes

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

     (k) Asset retirement obligations

      Effective January 1, 2003, we adopted, for United States reporting purposes, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations and CICA 3110, Asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Retirement Obligations, which are substantially identical. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over either the straight line method and the unit-of-production method assuming estimated proven and probable ore reserves depending on the nature of the asset being retired. The cumulative effect of adopting SFAS No. 143 was a decrease to our net earnings of $17 million, or 9 cents per share, in 2003, which is shown as a cumulative effect of a change in accounting principle. As at January 1, 2003, property, plant and equipment increased by $39 million, deferred income and mining taxes decreased by $11 million, and asset retirement obligations increased by $67 million. For Canadian GAAP, financial results of comparative periods have been restated which resulted in a net loss to income of $1 million for the years ended December 31, 2002 and 2001.

     (l) Investments

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

(m) Comprehensive income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

(n) Earnings (loss) per share

      The computation of basic and diluted earnings (loss) per share under United States GAAP was as follows:

	Year ended December 31

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$(129)	$(2,380)	$394
Dividends on preferred shares	(6)	(26)	(26)
Premium on redemption of preferred shares	(15)	—	—

Net earnings (loss) applicable to common shares	$(150)	$(2,406)	$368

Denominator:
Weighted-average common shares outstanding (thousands)	184,500	182,830	182,074

Basic earnings (loss) per common share	$(0.81)	$(13.16)	$2.02

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$(150)	$(2,406)	$368
Dilutive effect of:
Convertible debentures	—	—	13

Net earnings (loss) applicable to common shares, assuming dilution	$(150)	$(2,406)	$381

Denominator:
Weighted-average common shares outstanding (thousands)	184,500	182,830	182,074
Dilutive effect of:
Convertible debentures	—	—	9,931
Stock options	—	—	868
Warrants	—	—	—

Weighted-average common shares outstanding, assuming dilution	184,500	182,830	192,873

Diluted earnings (loss) per common share	$(0.81)	$(13.16)	$1.98

      At December 31, 2003, convertible debt which is convertible into 17,440,696 Common Shares (2002 — 9,705,111; 2001 — nil), options on 4,572,605 Common Shares (2002 — 7,476,506; 2001 — 5,261,534), Preferred Shares convertible into nil Common Shares (2002 — 11,277,868; 2001 — 11,277,987) and Warrants exercisable for 11,023,064 Common Shares (2002 — 11,023,497; 2001 — 11,021,947) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

(o) Stock-based compensation

      We adopted a new accounting standard of the CICA in respect of stock-based compensation. This new standard is substantially identical to United States GAAP. For further information, reference is made to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 2(a). Had we elected to recognize the cost of our stock-based compensation based on the estimated fair value of stock options granted, our United States GAAP proforma results would have been as follows:

	Year ended
	December 31

	2002	2001

	(Restated)	(Restated)
Pro forma net earnings (loss)	$(2,384)	$390

Pro form net earnings (loss) per common share
Basic	$(13.18)	$2.00
Diluted	$(13.18)	$1.96

      The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the assumptions noted in Note 18.

(p) Preferred shares

      For United States reporting purposes, the Preferred Shares Series E would be excluded from shareholders’ equity in the Consolidated Balance Sheet.

(q) Restatement of United States GAAP financial information

(1)	We identified certain accounting matters relating to our December 31, 2003, 2002 and 2001 Consolidated Financial Statements for United States GAAP purposes that require restatement. The matters discussed in parts (b) (c) (d) and (e) above were restated in our Originally Filed 2003 10-K. In addition to these restatements, we have amended our Originally Filed 2003 10-K for the matter discussed below.

(2)	In the second quarter of 2004, for United States GAAP reporting purposes, on a retroactive basis, we revised our accounting treatment for unrealized non-cash currency translation gains and losses arising from the translation into U.S. dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. We have concluded that, under United States GAAP, such currency translation gains and losses should be included in the determination of earnings. Previously, these unrealized non-cash currency translation gains and losses had been deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations were to commence. The impact of this revision, which has been accounted for retroactively by restating prior period results, was to increase unrealized non-cash currency translation losses by $207 million in 2003 (2002 — $49 million; 2001 — increase in unrealized non-cash currency translation gains of $122 million) with a corresponding change each year in property, plant and equipment. In 2002, as described in (f) above, we recorded a non-cash asset impairment charge in respect of the Voisey’s Bay project. As a result of this revision to the accounting treatment of these unrealized non-cash currency translation gains and losses, our net book value, for United States reporting purposes, at the time of the asset impairment charge, would have been higher by $253 million. Therefore, an incremental non-cash asset impairment charge would have been recorded at that time in the amount of $253 million. No tax relief or tax expense, as the case may be, is available on or applicable with respect to these amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table sets forth the effect of these restatements on our consolidated net earnings:

	Year ended December 31

	2003	2002	2001

Net earning (loss) before cumulative effect of a change in accounting principle — United States GAAP, as previously reported	$95	$(2,119)	$283
Restatements
Decreased depreciation and depletion expense (b)	—	13	—
Increased intangible assets amortization expense (c)	—	(2)	—
Increased research and development expense (d)	—	(6)	(8)
Increased exploration expense (e)	—	(3)	(7)
Decreased (increased) minority interest (b)(d)(e)	—	(3)	2
Decreased asset impairment charges (e)	—	71	—
Taxes on restated United States GAAP differences	—	(27)	2

Net earnings (loss) as reported before cumulative effect of a change in accounting principle — United States GAAP, as reported in Originally Filed 2003 10-K	95	(2,076)	272
Increased asset impairment charge (q)(2)	—	(253)	—
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities (q)(2)	(207)	(49)	122

Net earning (loss) before cumulative effect of a change in accounting principle — United States GAAP, as restated	(112)	(2,378)	394
Cumulative effect of a change in accounting principle (b)	(17)	(2)	—

Net earnings (loss) — United States GAAP, as restated	$(129)	$(2,380)	$394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table sets forth the effect of the restatements referred to above with regard to the currency translation for the Voisey’s Bay deferred income and mining tax liabilities on our balance sheet as at December 31, 2003:

	As at December 31, 2003

	As Previously
	Reported in	Currency	Asset
	Originally Filed	Translation	Impairment	As
	2003 10-K	(q)(2)	(q)(2)	Restated

Assets:
Cash and cash equivalents	$418	$—	$—	$418
Accounts receivable	474	—	—	474
Property, plant and equipment	3,671	82	(253)	3,500
Intangible assets	2,467	—	—	2,467
Deferred charges and other assets	256	—	—	256
Liabilities:
Long-term debt due within one year	92	—	—	92
Other accrued liabilities	369	—	—	369
Long-term debt	2,035	—	—	2,035
Deferred income and mining taxes	1,115	—	—	1,115
Post-retirement benefits	1,522	—	—	1,522
Minority interest	432	—	—	432
Shareholders’ equity:
Retained earnings (deficit)	(973)	82	(253)	(1,144)
Accumulated other comprehensive loss	(516)	—	—	(516)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table sets forth the effect of the restatements referred to in parts (b), (c), (d) and (e) above on our balance sheet as at December 31, 2002 as reported in our Originally Filed 2003 10-K:

	As at December 31, 2002

							As Previously
	As Previously	Depreciation	Intangible	Research and		Asset	Reported in
	Reported in	and Depletion	Assets	Development	Exploration	Impairment	Originally Filed
	2002 10-K	(b)	(c)	(d)	(e)	(e)	2003 10-K

Assets:
Cash and cash equivalents	1,087	—	—	—	—	—	1,087
Accounts receivable	289	—	—	—	—	—	289
Property, plant and equipment	5,566	17	(2,471)	(37)	(90)	71	3,056
Intangible assets	—	—	2,469	—	—	—	2,469
Deferred charges and other assets	141	—	—	—	—	—	141
Liabilities:
Long-term debt due within one year	97	—	—	—	—	—	97
Other accrued liabilities	217	—	—	—	—	—	217
Long-term debt	1,781	—	—	—	—	—	1,781
Deferred income and mining taxes	882	(3)	(1)	(3)	(30)	27	872
Post-retirement benefits	1,304	—	—	—	—	—	1,304
Minority interest	368	17	—	(5)	(4)	—	376
Shareholders’ equity:
Retained earnings (deficit)	(991)	3	(1)	(29)	(56)	44	(1,030)
Accumulated other comprehensive loss	(485)	—	—	—	—	—	(485)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table sets forth the effect of the restatements referred to above with regard to the currency translation for the Voisey’s Bay deferred income and mining tax liabilities on our balance sheet as at December 31, 2002:

	As at December 31, 2002

	As Previously
	Reported in	Currency	Asset
	Originally Filed	Translation	Impairment	As
	2003 10-K	(q)(2)	(q)(2)	Restated

Assets:
Cash and cash equivalents	$1,087	$—	$—	$1,087
Accounts receivable	289	—	—	289
Property, plant and equipment	3,056	289	(253)	3,092
Intangible assets	2,469	—	—	2,469
Deferred charges and other assets	141	—	—	141
Liabilities:
Long-term debt due within one year	97	—	—	97
Other accrued liabilities	217	—	—	217
Long-term debt	1,781	—	—	1,781
Deferred income and mining taxes	872	—	—	872
Post-retirement benefits	1,304	—	—	1,304
Minority interest	376	—	—	376
Shareholders’ equity:
Retained earnings (deficit)	(1,030)	289	(253)	(994)
Accumulated other comprehensive loss	(485)	—	—	(485)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      The following table sets forth the effect of the restatements referred to in parts (d) and (e) above on our balance sheet as at December 31, 2001 as reported in our Originally Filed 2003 10-K:

	As at December 31, 2001

				As Previously
	As Previously	Research and		Reported in
	Reported in	Development	Exploration	Originally Filed
	2001 10-K	(d)	(e)	2003 10-K

Assets:
Cash and cash equivalents	307	—	—	307
Accounts receivable	303	—	—	303
Property, plant and equipment	8,217	(31)	(87)	8,099
Deferred charges and other assets	164	—	—	164
Liabilities:
Long-term debt due within one year	317	—	—	317
Other accrued liabilities	194	—	—	194
Long-term debt	755	—	—	755
Deferred income and mining taxes	1,901	(2)	(29)	1,870
Post-retirement benefits	957	—	—	957
Minority interest	350	(4)	(3)	343
Shareholders’ equity:
Retained earnings (deficit)	1,154	(25)	(55)	1,074
Accumulated other comprehensive loss	(316)	—	—	(316)

      The following table sets forth the effect of the restatements referred to above with regard to the currency translation for the Voisey’s Bay deferred income and mining tax liabilities on our balance sheet as at December 31, 2001:

	As at December 31, 2001

	As Previously
	Reported in	Currency
	Originally Filed	Translation	As
	2003 10-K	(q)(2)	Restated

Assets:
Cash and cash equivalents	$307	$—	$307
Accounts receivable	303	—	303
Property, plant and equipment	8,099	338	8,437
Deferred charges and other assets	164	—	164
Liabilities:
Long-term debt due within one year	317	—	317
Other accrued liabilities	194	—	194
Long-term debt	755	—	755
Deferred income and mining taxes	1,870	—	1,870
Post-retirement benefits	957	—	957
Minority interest	343	—	343
Shareholders’ equity:
Retained earnings (deficit)	1,074	338	1,412
Accumulated other comprehensive loss	(316)	—	(316)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

(r) Comparative figures

      The following tables compare results reported under Canadian GAAP with those that would have been reported under United States GAAP, together with the cumulative effect on balance sheet accounts. Quarterly results are unaudited. Restatements in respect of Canadian GAAP are discussed in Note 2. Restatements in respect of United States GAAP are discussed in Note 23, parts (b) (c) (d) (e) and (q) above.

	Year ended December 31

	Canadian GAAP			United States GAAP

	2003	2002	2001	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings (loss)
First quarter	$30	$11	$85	$(55)	$5	$181
Second quarter	60	(1,582)	192	(278)	(2,504)	102
Third quarter	(27)	91	33	(35)	128	110
Fourth quarter	74	(2)	(6)	239	(9)	1

Year	$137	$(1,482)	$304	$(129)	$(2,380)	$394

Net earnings (loss) per common share
Basic	$0.59	$(8.27)	$1.51	$(0.81)	$(13.16)	$2.02
Diluted	$0.58	$(8.27)	$1.49	$(0.81)	$(13.16)	$1.98

	December 31

	Canadian GAAP			United States GAAP

	2003	2002	2001	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets:
Cash and cash equivalents	$418	$1,087	$306	$418	$1,087	$307
Accounts receivable	435	251	277	474	289	303
Property, plant and equipment	6,976	6,382	8,260	3,500	3,092	8,437
Intangible assets	—	—	—	2,467	2,469	—
Deferred charges and other assets	319	208	243	256	141	164
Liabilities:
Long-term debt due within one year	103	97	81	92	97	317
Other accrued liabilities	332	210	189	369	217	194
Long-term debt	1,409	1,546	759	2,035	1,781	755
Deferred income and mining taxes	1,696	1,352	2,105	1,115	872	1,870
Post-retirement benefits	603	475	451	1,522	1,304	957
Asset retirement obligations	141	119	121	141	52	49
Minority interest	415	368	350	432	376	343
Shareholders’ equity:
Convertible debt	606	238	231	—	—	—
Retained earnings (deficit)	(226)	(335)	1,177	(1,144)	(994)	1,412
Accumulated other comprehensive loss	—	—	—	(516)	(485)	(316)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

      Changes in retained earnings and accumulated other comprehensive loss under United States GAAP were as follows:

	Year ended December 31

	2003	2002	2001

	(Restated)	(Restated)	(Restated)
Retained earnings (deficit) at beginning of year, as previously reported in our Originally Filed 2003 10-K	$(1,030)	$1,074	$828
Restatement (q)(2)	36	338	216

Retained earnings (deficit) at beginning of year, as restated	(994)	1,412	1,044
Net earnings (loss)	(129)	(2,380)	394
Preferred dividends	(6)	(26)	(26)
Premium on redemption of preferred shares	(15)	—	—

Retained earnings (deficit) at end of year	$(1,144)	$(994)	$1,412

Accumulated other comprehensive loss at beginning of year	$(485)	$(316)	$(211)
Other comprehensive loss	(31)	(169)	(105)

Accumulated other comprehensive loss at end of year	$(516)	$(485)	$(316)

(s) Recent Accounting Pronouncements

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

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      This Item 15 is amended to include new Exhibits 31.1 and 32.1 which are included with this Amendment No. 1 and to list the current reports under subsection (b).

*(a)1.			List of Financial Statements Included under Item 8 of this Report
Auditors’ Report
Consolidated Statement of Earnings
Consolidated Statement of Retained Earnings
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Financial Information (unaudited)
*(a)2.			List of Financial Statement Schedules included under Item 8 of this Report
Schedule VIII — Valuation accounts and reserves
*(a)3.			Exhibits
	(3)(i)		Articles of Continuance of the Company as amended to April 25, 2001 (incorporated by reference to Exhibit 3(i) and 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)
	*(ii)	(a)	General By-law No. 1 of the Company as amended to February 3, 2004 (subject to shareholder ratification)
		(b)	Standing Resolution of the Company as amended to February 3, 2004
	*(4)(i)	(a)	Reference is made to(3)(i) and (ii) above
		(b)	Warrant Agreement dated December 1, 2000 among the Company, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively (incorporated by reference to the Registration Statement on Form F-10 (File No. 333-12748) as filed with the Commission on December 7, 2000)
		(c)	Shareholder Rights Plan Agreement dated as of September 14, 1998, as amended and restated as of April 28, 1999, between Inco Limited and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Attachment A to the Company’s 1999 Proxy Statement attached as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
	(ii)		The Company hereby agrees to furnish to the Commission a copy of any instrument relating to outstanding long-term debt of the Company upon request of the Commission
	*(10)	(a)	Voisey’s Bay Development Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K dated October 7, 2002)
		(b)	Voisey’s Bay Industrial and Employment Benefits Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(ii) to the Company’s Current Report on Form 8-K dated October 7, 2002)
		(c)	2002 Non-Employee Director Share Option Plan (incorporated by reference to Exhibit B to the Company’s 2002 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
		(d)	2001 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the Company’s 2001 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
		(e)	1997 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the Company’s 1997 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1143))

	(f)	1993 Key Employees Incentive Plan (incorporated by reference to the Prospectus in Registration Statement No. 33-71298)
	(g)	1998 Non-Employee Director Share Ownership Plan as amended to December 4, 2001 (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
	(h)	Forms of two Agreements, each dated as of between March 23, 1998 and December 3, 2002 between certain executive officers of the Company (all executive officers in the case of the form of Agreement referred to in (2) below and S.M. Hand, R.C. Aelick S.F. Feiner, P.J. Goudie, F.S. Hakimi, P.C. Jones and L. Kruger in the case of the form of Agreement referred to in (1) below) and Inco Limited covering severance payments and continuation of certain benefits in the event of (1) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary or (2) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary within two years following a change in control (as defined in such agreements) (incorporated by reference to Exhibit 10(iii)(A) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-1143))
	(i)	Description of the Company’s Management Incentive Plans (incorporated by reference to the first paragraph under “Management Incentive Plans and Other Arrangements with Officers” in the 2004 Proxy Statement)
*(21)		Subsidiaries of the Company
*(23)		Consents of Lawrence B. Cochrane, Robert A. Horn and Robert C. Osborne, each as a Qualified Person named in this Report pursuant to National Instrument 43-101 issued by the Canadian Securities Administrators
*(24)	(a)	Powers of Attorney
	(b)	Resolution of the Board of Directors
*(31)	(a)	Rule 13a-14(a)/15d-14(a) Certifications Covering Originally Filed 2003 10-K
31.1		Rule 13a-14(a)/15d-14(a) Certifications Covering Form 10-K/ A Amendment No. 1
*(32)	(a)	Section 1350 Certifications Covering Originally Filed 2003 10-K
32.1		Section 1350 Certifications Covering Form 10-K/ A Amendment No. 1
*(99)		2004 Proxy Statement

*	Filed as an Exhibit with the Originally Filed 2003 10-K

(b) Reports on Form 8-K

      Current Report on Form 8-K dated October 15, 2003 covering Item 12 of Form 8-K relating to the Company’s press release concerning to the impact of the post-strike ramp-up at the Company’s Ontario operations.

      Current report on Form 8-K dated October 29, 2003 covering Current Report on Form 8-K dated October 29, 2003 covering Item 12 of Form 8-K relating to the Company’s press release concerning its third quarter 2003 financial and operating results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, on the 10th day of August 2004.

INCO LIMITED
(Registrant)

By:	/s/ STUART F. FEINER

Stuart F. Feiner
Executive Vice-President,
General Counsel & Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of August, 2004.

Signature	Title

/s/ SCOTT M. HAND Scott M. Hand	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ FAROKH S. HAKIMI Farokh S. Hakimi	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

/s/ RONALD A. LEHTOVAARA Ronald A. Lehtovaara	Vice-President and Comptroller (Principal Accounting Officer)

*GLEN A. BARTON (Glen A. Barton)	Director

*ANGUS A. BRUNEAU (Angus A. Bruneau)	Director

*RONALD C. CAMBRE (Ronald C. Cambre)	Director

(Janice K. Henry)	Director

*CHAVIVA M. HOSEK (Chaviva M. Hosek)	Director

*PETER C. JONES (Peter C. Jones)	Director

Signature	Title

*JOHN T. MAYBERRY (John T. Mayberry)	Director

*DAVID P. O’BRIEN (David P. O’Brien)	Director

*ROGER PHILLIPS (Roger Phillips)	Director

*JAMES M. STANFORD (James M. Stanford)	Director

/s/ EDWARD A. STEEN Edward A. Steen International Nickel, Inc. Park 80 West, Plaza Two Saddle Brook, NJ 07663	Authorized Representative in the United States

*	Pursuant to powers of attorney executed by the directors named above whose names are preceded by an asterisk, Stuart F. Feiner, as attorney-in-fact, does hereby sign this Amendment No. 1 to this Report on behalf of each of such directors, in each case in the capacity of director, on the 10th day of August 2004.

/s/ STUART F. FEINER

Stuart F. Feiner, attorney-in-fact

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-22435 and 33-50816), on Form S-8 (Nos. 33-71298, 333-7798, 333-13714 and 333-98601) and on Form F-10 (Nos. 333-13470, 333-12588, 333-104688 and 333-104687) of Inco Limited of our reports dated February 3, 2004 and February 3, 2004 (except as to Note 23(q) (1) which is as of March 12, 2004 and except as to Note 23 (q) (2) which is as of August 4, 2004) relating to the financial statements and the financial statement schedule which appear in this Annual Report on Form 10-K. We also consent to the reference to us under the heading “Experts” in each of such Prospectuses.

PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario
August 10, 2004