Form 10-Q/A
period 2004-03-31
INCO LTD
filed 2004-08-10
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INCO LIMITED

Explanatory Note

      Inco Limited (“Inco” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2004 (“Originally Filed First Quarter 2004 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2004, to amend a note to the Company’s consolidated financial statements, Note 14, “Significant differences between Canadian and United States GAAP”, included in Item 1, “Financial Statements”. The amendments reflect the restatement of certain financial information under United States generally accepted accounting principles (“GAAP”) based upon a revision in accounting treatment made by the Company in the second quarter of 2004 to correct an error under United States GAAP with respect to the treatment of unrealized non-cash currency translation gains and losses in relation to the Company’s Voisey’s Bay deferred income and mining tax liabilities. While the revision relates only to certain parts of such Note 14, in compliance with the requirements of Rule 12b-15 under the Securities Exchange Act of 1934 the Company has included in this Amendment No. 1 the full text of Item 1, as amended. For a description of the restatements, reference is made to part (f) in Note 14 to the Company’s consolidated financial statements herein. The revision in accounting treatment for unrealized non-cash currency translation gains and losses with respect to the Company’s Voisey’s Bay deferred income and mining tax liabilities for United States GAAP purposes made by the Company in the second quarter of 2004 has the effect of recognizing in earnings, rather than deferring, as a component of property, plant and equipment, the unrealized non-cash currency translation gains or losses with respect to such deferred income and mining tax liabilities. This revision has had no effect on the cash flows of the Company for any period.

      The revision in accounting treatment under United States GAAP has had no effect on the Company’s primary financial statements and related notes prepared in accordance with Canadian GAAP since the policy of deferring unrealized non-cash currency translation gains and losses with respect to the Company’s Voisey’s Bay deferred income and mining tax liabilities is in accordance with Canadian GAAP.

      As a result of this revision, under United States GAAP for the quarter ended (1) March 31, 2004 the Company had restated net earnings of $261 million, compared with net earnings of $245 million before this revision and resulting restatement and (2) March 31, 2003 the Company had a restated net loss of $55 million, compared with net earnings of $14 million before this revision and resulting restatement. Corresponding restatements have been made to the Company’s property, plant and equipment and retained earnings (deficit) for the applicable periods covered in Note 14 to the Company’s consolidated financial statements. This revision in accounting treatment under United States GAAP affects our results under United States GAAP for the quarterly periods of each of the comparative periods reported, with the effects (which are quantified for the quarters in 2003 and certain prior years in Note 23(r) to the Company’s consolidated financial statements included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) varying on a quarter-to-quarter basis depending principally upon the Canadian dollar to United States dollar exchange rate at the end of the applicable quarter.

      This Amendment No. 1 amends and restates Item 1 of the Company’s consolidated financial statements included in the Originally Filed First Quarter 2004 10-Q. The explanatory note at the beginning of Item 1 set forth in this Amendment No. 1 describes the nature of the changes made to Note 14 to the Company’s consolidated financial statements.

      The other items of the Originally Filed First Quarter 2004 10-Q have not been repeated in this Amendment No. 1.

      For a discussion of events and developments relating to the Company subsequent to March 31, 2004, please refer to the following items, which are not being incorporated by reference into this Amendment No. 1:

      Our Quarterly Reports on Form 10-Q filed with the SEC on or subsequent to May 10, 2004;

      Our Current Reports on Form 8-K filed with or furnished to the SEC subsequent to March 31, 2004.

      Other than the foregoing items related thereto, this Amendment No. 1 does not amend, update or restate any other items or sections of the Originally Filed First Quarter 2004 10-Q. The filing of this Amendment No. 1 should not be understood to mean that any other statements contained in the Originally Filed First Quarter 2004 10-Q as amended are true or complete as of any date subsequent to May 10, 2004, the date of the filing with the SEC of the Originally Filed First Quarter 2004 10-Q. Investors should not rely upon this amendment as a reaffirmation or reiteration of any forward-looking statements set forth in the Originally Filed First Quarter 2004 10-Q.

      Definitions: Unless the context otherwise requires, all references in this Amendment No. 1 to “Inco” or the “Company” include all of its consolidated subsidiaries, unincorporated units and divisions.

Item 1.	Financial Statements

      Note Explaining Amendments to Note 14 to the Company’s Consolidated Financial Statements: Note 14 to the Company’s consolidated financial statements has been revised to reflect the revision in the accounting treatment for United States GAAP of unrealized non-cash currency translation gains and losses relating to the Voisey’s Bay deferred income and mining tax liabilities and the restatement of related balances. Accordingly, the amendments made relate principally to (1) the first table in this Note which reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP, (2) the addition of a new part (f) which provides an explanation of this revision, the United States GAAP difference, and resulting restatements and (3) changes to the table under “Supplemental information”. As a result of the addition of a new part (f) to Note 14, all succeeding parts of Note 14 (originally parts (f)–(h)) have been relettered as parts (g)–(i).

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

      Data by operating segments as of and for the period indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)						(Restated)
Net sales to customers	1,056	578	38	15	—	—	—	—	1,094	593
Intersegment sales	—	—	154	72	—	—	(154)	(72)	—	—

Net sales	1,056	578	192	87	—	—	(154)	(72)	1,094	593

Earnings (loss) before income and mining taxes and minority interest by segment	368	74	118	31	(4)	—	(25)	(8)	457	97

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									20	12
Currency translation adjustments									(15)	78
Interest expense									8	14
Other income, net									(5)	(28)

Earnings before income and mining taxes and minority interest									449	21

Identifiable assets at March 31, 2004 and December 31, 2003	2,703	2,496	1,410	1,387	4,711	4,648	(71)	(46)	8,753	8,485

Other assets									729	578

Total assets at March 31, 2004 and December 31, 2003									9,482	9,063

Note 12.	Supplemental information

      The following represents certain supplemental information in connection with the Consolidated Balance Sheet:

	March 31,	December 31,
	2004	2003

Cash	$54	$42
Cash equivalents	542	376

Cash and cash equivalents	$596	$418

Finished metals	$234	$193
In-process metals	530	478
Supplies	79	75

Inventories	$843	$746

		(Restated )
Property, plant and equipment, at cost	$11,598	$11,502
Accumulated depreciation and depletion	4,526	4,469

Property, plant and equipment, net	$7,072	$7,033

Note 13.	Stock compensation plans

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

      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements, relate to accounting for post-retirement benefits, intangible assets, research and development, exploration, convertible debt, derivative instruments, investments certain currency translation gains and losses, income and mining taxes and reporting of comprehensive income. As noted in (b), (f) and under “Depreciation and depletion expense” below, certain figures have been restated for 2003.

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	2004	2003
Three Months Ended March 31,	(Restated)	(Restated)

Net earnings — Canadian GAAP	$255	$33
Increased post-retirement benefits expense(a)	(10)	(5)
Increased research and development expense(b)	(2)	(1)
Increased exploration expense(c)	(1)	—
Increased interest expense(d)	(6)	(2)
Unrealized net gain on derivative instruments(e)	3	5
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities(f)	16	(69)
Taxes on United States GAAP differences	6	1

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	261	(38)
Cumulative effect of a change in accounting principle(g)	—	(17)

Net earnings (loss) — United States GAAP	261	(55)

Other comprehensive income (loss)(i):
Reclassification of net gain on derivatives designated as cash flow hedges(e)	(2)	(10)
Reclassification of net gain on derivatives due to ineffectiveness(e)	(9)	—
Change in fair value of derivatives designated as cash flow hedges(e)	(6)	9
Reclassification to earnings of gain on long-term investments(h)	—	(5)
Unrealized gain (loss) on long-term investments(h)	(9)	3
Taxes on other comprehensive income (loss)	5	2

Other comprehensive loss(i)	(21)	(1)

Comprehensive earnings (loss)(i)	$240	$(56)

Net earnings (loss) per share — Basic
Net earnings per share before cumulative effect of a change in accounting principle — United States GAAP	$1.39	$(0.32)
Cumulative effect of a change in accounting principle(g)	—	(0.09)

Net earnings (loss) per share — Basic	$1.39	$(0.41)

Net earnings (loss) per share — Diluted
Net earnings per share before cumulative effect of a change in accounting principle — United States GAAP	$1.30	$(0.32)
Cumulative effect of a change in accounting principle(g)	—	(0.09)

Net earnings (loss) per share — Diluted	$1.30	$(0.41)

(a)	Post-retirement benefits

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

(f)	Restatement of United States GAAP financial information

      In the second quarter of 2004, for United States GAAP reporting purposes, we revised our accounting treatment for unrealized non-cash currency translation gains and losses arising from the translation into U.S. dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. We have concluded that, under United States GAAP, such currency translation gains and losses should be included in the determination of earnings. Previously, these unrealized non-cash currency translation gains and losses had been deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations were to commence. The impact of this revision, which has been accounted for retroactively by restating prior period results, was an increase in the unrealized non-cash currency translation gains of $16 million for the first quarter of 2004 (first quarter of 2003 — increase in the unrealized non-cash currency translation losses of $69 million). The deficit at the beginning of 2004 has been increased by $171 million to reflect the cumulative impact of the revision to December 31, 2003.

(g)	Asset retirement obligations

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

(h)	Investments

      United States GAAP for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

(i)	Comprehensive income

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

Supplemental information

      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

	2004	2003
Three Months Ended March 31,	(Restated)	(Restated)

Deficit at beginning of period, as previously reported in the Originally Filed First Quarter 2004 10-Q	$(973)	$(1,030)
Restatement(f)	(171)	36

Deficit at beginning of period, as restated	(1,144)	(994)
Net earnings (loss)	261	(55)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Deficit at end of period	$(883)	$(1,070)

Accumulated other comprehensive loss at beginning of period	$(516)	$(485)
Other comprehensive loss	(21)	(1)

Accumulated other comprehensive loss at end of period	$(537)	$(486)

Recent Accounting Pronouncements

      During the first three months of 2004, no new accounting pronouncements were put into effect that would impact our financial condition or results of operations.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 10-K

      This Item is amended to include new Exhibits 31.1(b), 31.2(b), 32.1(b) and 32.2(b) which are included with this Amendment No. 1.

(a)	Exhibits

3.1	Restated Articles of Incorporation of the Registrant dated May 7, 2004.*
10.1	Inco Limited Non-Employee Director Share Ownership Plan, as amended and restated effective as of February 3, 2004.*
31.1	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Executive Officer of the Registrant pursuant to Rule 13a–14(a) of the U.S. Securities Exchange Act of 1934, as amended.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Executive Officer of the Registrant pursuant to Rule 13a–14(a) of the U.S. Securities Exchange Act of 1934, as amended.
31.2	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Financial Officer of the Registrant pursuant to Rule 13a–14(a) of the U.S. Securities Exchange Act of 1934, as amended.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Financial Officer of the Registrant pursuant to Rule 13a–14(a) of the U.S. Securities Exchange Act of 1934, as amended.
32.1	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated February 3, 2004 covering Item 12 of Form 8-K relating to the Registrant’s press releases on its fourth quarter 2003 and full year 2003 financial and operating results.*

*	Filed with Originally Filed First Quarter 2004 10-Q.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED

Date: August 10, 2004	By: /s/ S. F. FEINER S. F. Feiner

Date: August 10, 2004	By: /s/ R. A. LEHTOVAARA R. A. Lehtovaara

EXHIBIT INDEX

Exhibits

3.1	Restated Articles of Incorporation of the Registrant dated May 7, 2004.*
10.1	Inco Limited Non-Employee Director Share Ownership Plan, as amended and restated effective as of February 3, 2004.*
31.1	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
31.2	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
32.1	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(a) Certification of the Originally Filed First Quarter 2004 10-Q of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b) Certification Relating to the Originally Filed First Quarter 2004 Report for the period ended March 31, 2004, as amended by Form 10-Q/A (Amendment No. 1), of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Current Report on Form 8-K dated February 3, 2004 covering Item 12 of Form 8-K relating to the Registrant’s press releases on its fourth quarter 2003 and full year 2003 financial and operating results.*

*	Filed with Originally Filed First Quarter 2004 10-Q.