Form 10-Q
period 2004-09-30
INCO LTD
filed 2004-10-26
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

      Common Shares outstanding at September 30, 2004: 187,672,653 shares, no par value.

      * Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Earnings

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

(in millions of United States dollars except per share amounts)
Revenues
Net sales	$1,031	$450	$3,117	$1,642
Other income, net (Note 3)	17	20	32	61

	1,048	470	3,149	1,703

Costs and expenses (income)
Cost of sales and other expenses, excluding depreciation and depletion	568	358	1,705	1,189
Depreciation and depletion	59	53	178	166
Selling, general and administrative	57	44	132	104
Research and development	6	4	22	18
Exploration	7	6	19	18
Currency translation adjustments	62	6	29	156
Interest expense	6	10	20	36
Asset impairment charge (Note 4)	—	—	201	—
Goro project suspension	1	(8)	(2)	(2)

	766	473	2,304	1,685

Earnings (loss) before income and mining taxes and minority interest	282	(3)	845	18
Income and mining taxes (Note 5)	100	5	366	(94)

Earnings (loss) before minority interest	182	(8)	479	112
Minority interest	34	15	90	38

Net earnings (loss)	148	(23)	389	74
Accretion of convertible debt, net of tax (Note 10)	(2)	(2)	(6)	(5)
Dividends on preferred shares	—	—	—	(6)
Premium on redemption of preferred shares	—	—	—	(15)

Net earnings (loss) applicable to common shares	$146	$(25)	$383	$48

Net earnings (loss) per common share (Note 9)
Basic	$0.78	$(0.13)	$2.04	$0.26

Diluted	$0.73	$(0.13)	$1.92	$0.26

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Retained Earnings (Deficit)

(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)
(in millions of United States dollars)
Deficit at beginning of period, as previously reported	$(226)	$(335)
Change in accounting policy (Note 2)	20	4

Deficit at beginning of year, as restated	(206)	(331)
Net earnings	389	74
Accretion of convertible debt, net of tax (Note 10)	(6)	(5)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Retained earnings (deficit) at end of period	$177	$(283)

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2004	2003

		(Restated)
(in millions of United States dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 14)	$869	$418
Accounts receivable	565	435
Inventories (Note 14)	812	746
Other	136	112

Total current assets	2,382	1,711
Property, plant and equipment (Note 14)	7,251	7,033
Deferred charges and other assets	371	319

Total assets	$10,004	$9,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$101	$103
Accounts payable	267	253
Accrued payrolls and benefits	184	165
Other accrued liabilities	412	332
Income and mining taxes payable	339	27

Total current liabilities	1,303	880
Deferred credits and other liabilities
Long-term debt (Note 6)	1,331	1,409
Deferred income and mining taxes	1,785	1,706
Post-retirement benefits	643	603
Asset retirement obligation (Note 8)	145	141
Minority interest	496	442

Total liabilities	5,703	5,181

Commitments and contingencies (Note 12)
Shareholders’ equity
Convertible debt (Note 10)	615	606

Common shareholders’ equity
Common shares issued and outstanding 187,672,653 (2003 — 186,915,865 shares) (Note 9)	2,877	2,858
Warrants (Note 11)	62	62
Contributed surplus (Note 15)	570	562
Retained earnings (deficit)	177	(206)

	3,686	3,276

Total shareholders’ equity	4,301	3,882

Total liabilities and shareholders’ equity	$10,004	$9,063

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
(in millions of United States dollars)
Operating activities
Earnings (loss) before minority interest	$182	$(8)	$479	$112
Charges not affecting cash
Depreciation and depletion	59	53	178	166
Deferred income and mining taxes	3	3	45	(49)
Asset impairment charge	—	—	201	—
Other	53	1	61	73
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(61)	10	(115)	(17)
Inventories	27	(39)	(66)	(89)
Accounts payable and accrued liabilities	29	3	47	(50)
Income and mining taxes payable	79	24	313	(138)
Other	23	(15)	(20)	(18)
Other	(14)	(13)	(24)	12

Net cash provided by operating activities	380	19	1,099	2

Investing activities
Capital expenditures	(248)	(126)	(543)	(417)
Other	1	3	(19)	17

Net cash used for investing activities	(247)	(123)	(562)	(400)

Financing activities
Repayments of long-term debt	(42)	(53)	(90)	(269)
Long-term borrowings	—	308	—	308
Convertible debt issued	—	—	—	470
Common shares issued	4	23	18	27
Preferred shares redeemed	—	—	—	(487)
Preferred dividends paid	—	—	—	(6)
Dividends paid to minority interest	—	—	(15)	(2)
Other	—	(2)	1	(5)

Net cash provided by (used for) financing activities	(38)	276	(86)	36

Net increase (decrease) in cash and cash equivalents	95	172	451	(362)
Cash and cash equivalents at beginning of period	774	553	418	1,087

Cash and cash equivalents at end of period	$869	$725	$869	$725

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.     Basis of Presentation

      The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 16 for significant differences between Canadian GAAP and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 thereto on Form 10-K/ A filed on August 10, 2004 (collectively referred to as our “2003 Annual Report on Form 10-K, as amended”).

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

      Adoption of this change in accounting policy also removes a significant difference between Canadian GAAP and United States GAAP. As a result of this restatement, for the first nine months of 2003, depreciation and depletion expense decreased by $27 million, income and mining taxes increased by $9 million and minority interest expense increased by $7 million.

      Reference is made to Note 23(b) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, as amended for a more complete description of this method of calculating depreciation and depletion expense.

     (b)     Generally Accepted Accounting Principles

      Effective January 1, 2004, we adopted Canadian Institute of Chartered Accountants (“CICA”) section 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes Canadian GAAP and its sources. Adoption of this standard did not have a significant impact on our results of operations or financial condition for the first nine months of 2004.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

     (c)     Hedging Relationships

      Effective January 1, 2004, we adopted a new accounting guideline, AcG-13 — Hedging Relationships, issued by the CICA which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition for the first nine months of 2004.

     (d)     Stock-Based Compensation

      Effective January 1, 2003, we changed our accounting for stock options from the intrinsic value method to one that recognizes as an expense the cost of stock-based compensation based on the estimated fair value of new stock options granted to employees in 2003 and in future years. The fair value of each stock option granted is estimated on the date of the grant using an option-pricing model. As a result of this change in accounting policy, which was applied prospectively, an expense of $9 million was recorded in the first nine months of 2004 (2003: $3 million) to reflect the fair value of stock options, including taking into account their applicable vesting periods, granted to employees in 2003 and 2004.

     (e)     Impairment of Long-lived Assets

      Effective January 1, 2003, we adopted a new accounting standard of the CICA, section 3063, Impairment of Long-lived Assets. This section establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets that are held for use. An impairment loss would be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and would be measured as the difference between the carrying amount and the fair value of the asset. The initial adoption of the new standard had no impact on our results of operations or financial condition.

     (f)     Asset Retirement Obligations

      Effective January 1, 2003, we adopted a new accounting standard of the CICA, section 3110, Asset Retirement Obligations. This standard significantly changed the method of accounting for asset retirement obligation costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Other Income, net

      Other income, net is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Interest and dividend income	$4	$4	$9	$11
Earnings from affiliates accounted for using the equity method	—	—	4	—
Losses from derivative positions in metals	—	—	(4)	—
Gains from forward currency contracts covering anticipated expenditures relating to Goro project	8	—	8	—
Gains from sales of securities and other assets	—	—	3	35
Gains from closure of ineffective derivative contracts	—	—	—	11
Interest from a tax refund	—	7	—	7
Other	5	9	12	(3)

Other income, net	$17	$20	$32	$61

Note 4.	Asset Impairment Charge

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

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Income and Mining Taxes

      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the income and mining taxes recorded was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Provision (relief) at combined Canadian federal-provincial statutory income tax rate	$113	$(1)	$337	$7
Resource and depletion allowances	(19)	(9)	(57)	(11)

Adjusted income taxes (relief)	94	(10)	280	(4)
Mining taxes	9	14	48	16

Combined income and mining taxes at statutory rates	103	4	328	12
Currency translation adjustments	8	10	1	67
Currency translation adjustments on long-term debt	17	1	6	26
Non-deductible losses (non-taxable gains)	(4)	—	62	(21)
Prior year adjustments	(7)	8	—	(151)
Foreign tax rate differences	(14)	(7)	(36)	(16)
Other	(3)	(11)	5	(11)

Income and mining taxes (relief)	$100	$5	$366	$(94)

Note 6.	Long-Term Debt

      On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility that matures on May 28, 2009. This syndicated facility replaced the several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007.

      Subject to the approval of the lenders representing not less than 66 2/3 per cent under this new syndicated facility, the initial May 28, 2009 maturity date may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. The borrowings under the facility may be made in either Canadian dollars in the form of (a) Prime Rate loans or (b) Bankers’ Acceptances, or in United States dollars in the form of (x) United States Base Rate loans or (y) London Interbank Offered Rate (LIBOR) loans. Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of September 30, 2004, there were no amounts drawn under the new facility.

      The new credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the facility, not to exceed 50:50. At September 30, 2004 the ratio of Consolidated Indebtedness to Tangible Net Worth was 23:77. The new facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of September 30, 2004, our outstanding debt

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 by Moody’s Investors Service and BBB- by Standard & Poor’s.

Note 7.	Post-retirement Benefit Obligations

      Employer contributions in respect of our defined benefit plans during the third quarter and first nine months of 2004 were $42 million (2003: $42 million) and $117 million (2003: $80 million), respectively. For the year ending December 31, 2004, we currently expect that such employer contributions will amount to at least approximately $160 million.

      Post-retirement benefits expense included the following components:

			Post-				Post-
			retirement				retirement
			Benefits Other				Benefits Other
	Pension Benefits		than Pensions		Pension Benefits		than Pensions

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$9	$9	$2	$3	$28	$25	$7	$7
Interest cost	40	42	13	14	118	115	38	37
Expected return on plan assets	(42)	(43)	—	—	(124)	(121)	—	—
Amortization of actuarial and investment losses	15	15	2	2	46	47	9	8
Amortization of unrecognized prior service costs	4	4	—	—	11	12	—	—

Defined benefit pension and post-retirement benefits other than pension expense	26	27	17	19	79	78	54	52
Defined contribution pension expense	2	1	—	—	4	3	—	—

Post-retirement benefits expense	$28	$28	$17	$19	$83	$81	$54	$52

Note 8.	Asset Retirement Obligations

      The following table shows the movement in the liability for asset retirement obligations:

Amount

December 31, 2003	$141
Accretion expense	6
Liabilities settled	(2)

September 30, 2004	$145

Note 9.	Common Shares and Earnings per Common Share

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

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number of
	Shares	Amount

December 31, 2003	186,915,865	$2,858
Options exercised	715,325	16
Warrants exercised	1,598	—
Shares issued under incentive plan	39,865	2
Transfer from contributed surplus in respect of options exercised	—	1

September 30, 2004	187,672,653	$2,877

      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$148	$(23)	$389	$74
Accretion of convertible debt, net of tax	(2)	(2)	(6)	(5)
Dividends on preferred shares	—	—	—	(6)
Premium on redemption of preferred shares	—	—	—	(15)

Net earnings (loss) applicable to common shares	$146	$(25)	$383	$48

Denominator:
Weighted-average common shares outstanding (in thousands)	187,597	184,557	187,430	183,971

Basic earnings (loss) per common share	$0.78	$(0.13)	$2.04	$0.26

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$146	$(25)	$383	$48
Dilutive effect of:
Convertible debt	1	—	4	—

Net earnings (loss) applicable to common shares, assuming dilution	$147	$(25)	$387	$48

Denominator:
Weighted-average common shares outstanding (in thousands)	187,597	184,557	187,430	183,971
Dilutive effect of:
Convertible debt	8,731	—	8,731	—
Stock options	1,209	—	1,306	1,444
Warrants	3,649	—	3,774	—

Weighted-average common shares outstanding, assuming dilution (in thousands)	201,186	184,557	201,241	185,415

Diluted earnings (loss) per common share	$0.73	$(0.13)	$1.92	$0.26

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      On July 19, 2004, the Emerging Issues Task Force (EITF) of the United States Financial Accounting Standards Board (FASB) issued a draft abstract, EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. This draft abstract addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. The EITF reached a tentative consensus that all shares issuable upon conversion of contingently convertible debt securities should be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features for conversion have been met. Under current applicable principles under United States GAAP, the dilutive effect of contingently convertible debt securities are included in diluted earnings per share computations if the conditions under which such debt securities are convertible into common shares have been met. We understand that this new abstract has been adopted, to be effective for reporting periods ending after December 15, 2004 and will require restatement of prior period diluted earnings per share amounts. We currently have two issues of contingently convertible debt securities outstanding to which the new abstract would apply (see Note 14 to our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, as amended for additional information). Current Canadian GAAP pertaining to the effect of contingently convertible debt securities on diluted earnings per share is based upon current practice under United States GAAP and accordingly, we expect to make similar changes for the purposes of Canadian GAAP for reporting periods ending after December 15, 2004. In addition, there is an exposure draft proposing amendments to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and a corresponding exposure draft in Canada which, if they came into effect without change, would require the inclusion of the common shares issuable upon conversion of our LYON Notes into diluted earnings per share (see Note 14 to our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, as amended for a discussion of our LYON Notes). We understand that the FASB has accelerated the transition to the amended standard such that it will be effective for reporting periods ending after December 15, 2004 and that retrospective application in all periods presented will be required. The CICA has not announced a similar acceleration of their proposed amendment, which is substantially the same to the FASB’s proposed amendment. Based upon our review of the EITF draft abstract described above which relates to certain of our contingently convertible debt securities and the FASB proposed exposure draft, and assuming that the CICA will implement these changes as of year end 2004, our diluted earnings per share, for Canadian GAAP reporting purposes, taking into account our contingently convertible debt securities and our LYON Notes, for the three months and nine months ended September 30, 2004 would be reduced to $0.68 and $1.77, respectively.

Note 10.	Convertible Debt

      Changes in convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2003	$247	$233	$126	$606
Accretion of convertible debt	6	3	—	9

September 30, 2004	$253	$236	$126	$615

      The CICA recently amended Section 3860, Financial Instruments — Disclosure and Presentation. The amendment relates to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such instruments should be treated as debt under the revised standard. This change will have an impact on the accounting treatment for our convertible debt which are currently treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. The amendment to Section 3860 will be adopted on January 1, 2005 and prior periods will be restated. The impact of adoption is currently being determined.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Warrants

      Changes in warrants were as follows:

	Number of
	Warrants	Amount

December 31, 2003	11,023,064	$62
Warrants issued	1,878	—
Warrants exercised	(1,598)	—

September 30, 2004	11,023,344	$62

Note 12.	Commitments and Contingencies

     (a)     Commitments

      The following table summarizes as of September 30, 2004 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments Due in

	2004	2005	2006	2007	2008	Thereafter

Purchase obligations(1)	$376	$207	$13	$8	$6	$9
Operating leases	9	32	22	15	5	5
Other	2	2	2	3	3	88

Total	$387	$241	$37	$26	$14	$102

(1)	These purchase obligations comprise routine orders to purchase goods and services at current operating locations as well as obligations associated with the Voisey’s Bay and Goro development projects.

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

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

which include our Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and our Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia.

      Data by operating segments as of and for the periods indicated was as follows:

					Development
	Finished Products		Intermediates		Projects		Eliminations		Total

Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)						(Restated)
Net sales to customers	3,005	1,575	112	67	—	—	—	—	3,117	1,642
Intersegment sales	—	—	490	280	—	—	(490)	(280)	—	—

Net sales	3,005	1,575	602	347	—	—	(490)	(280)	3,117	1,642

Earnings (loss) before income and mining taxes and minority interest by segment	857	129	345	122	(213)	(13)	(40)	(21)	949	217

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									87	68
Currency translation adjustments									29	156
Interest expense									20	36
Other income, net									(32)	(61)

Earnings before income and mining taxes and minority interest									845	18

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

					Development
	Finished Products		Intermediates		Projects		Eliminations		Total

Three Months Ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)						(Restated)
Net sales to customers	993	420	38	30	—	—	—	—	1,031	450
Intersegment sales	—	—	195	102	—	—	(195)	(102)	—	—

Net sales	993	420	233	132	—	—	(195)	(102)	1,031	450

Earnings (loss) before income and mining taxes and minority interest by segment	277	(9)	135	49	(5)	(7)	(35)	(8)	372	25

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									39	32
Currency translation adjustments									62	6
Interest expense									6	10
Other income, net									(17)	(20)

Earnings (loss) before income and mining taxes and minority interest									282	(3)

Identifiable assets at September 30, 2004 and December 31, 2003	2,780	2,496	1,487	1,387	4,865	4,648	(86)	(46)	9,046	8,485

Other assets									958	578

Total assets at September 30, 2004 and December 31, 2003									10,004	9,063

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Supplemental Information

      The following represents certain supplemental information in connection with the Consolidated Balance Sheet:

	September 30,	December 31,
	2004	2003

Cash	$39	$42
Cash equivalents	830	376

Cash and cash equivalents	$869	$418

Finished metals	$235	$193
In-process metals	494	478
Supplies	83	75

Inventories	$812	$746

		(Restated)

Property, plant and equipment, at cost	$11,847	$11,502
Accumulated depreciation and depletion	4,596	4,469

Property, plant and equipment, net	$7,251	$7,033

      Interest expense excludes capitalized interest costs of $43 million in the first nine months of 2004 (first nine months of 2003 — $40 million).

Note 15.	Stock Compensation Plans

      For the nine months ended September 30, 2004, an expense of $9 million (2003: $3 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the fair value of stock options granted to employees in 2003 and 2004. A transfer of $1 million was made from contributed surplus to common shares in respect of exercised options. The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the following assumptions:

	2004	2003

Stock price at grant date	$36.40	$20.85
Exercise price	$36.40	$20.85
Weighted-average fair value of options granted during the period	$10.37	$6.29
Expected life of options (years)	3.4	3.0
Expected dividend yield	—%	—%
Expected stock price volatility	35.0%	41.1%
Risk-free interest rate	2.5%	2.1%

Note 16.	Significant Differences Between Canadian and United States GAAP

      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and United States GAAP, insofar as they affect our consolidated financial statements, are discussed below. As noted in (b), (c), (f), (h) and (m) below, certain figures have been restated.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Nine Months Ended September 30,	2004	2003

		(Restated)
Net earnings — Canadian GAAP	$389	$74
Increased post-retirement benefits expense (a)	(29)	(17)
Increased research and development expense (b)	(12)	(4)
Increased exploration expense (c)	(1)	(3)
Increased interest expense (d)	(20)	(15)
Unrealized currency translation losses on Voisey’s Bay project deferred income and mining tax liabilities (f)	(24)	(160)
Decreased asset impairment charge (g)	11	—
Increased minority interest expense	(8)	1
Increased intangible assets amortization expense (h)	—	(2)
Increased income and mining tax expense (i)	—	(241)
Taxes on United States GAAP differences	17	17

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	323	(350)
Cumulative effect of a change in accounting principle — asset retirement obligations (j)	—	(17)

Net earnings (loss) — United States GAAP	323	(367)

Other comprehensive income (loss) (l):
Reclassification of net gain on derivatives designated as cash flow hedges (e)	(7)	(21)
Reclassification of net gain on derivatives due to ineffectiveness (e)	(9)	—
Change in fair value of derivatives designated as cash flow hedges (e)	4	4
Reclassification to net earnings (loss) of gain on long-term investments (k)	—	(18)
Unrealized gain on long-term investments (k)	1	46
Taxes on other comprehensive income (loss)	(1)	5

Other comprehensive income (loss) (l)	(12)	16

Comprehensive earnings (loss) (l)	$311	$(351)

Net earnings (loss) per share — Basic Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$1.72	$(2.02)
Cumulative effect of a change in accounting principle (j)	—	(0.09)

Net earnings (loss) per share — Basic	$1.72	$(2.11)

Net earnings (loss) per share — Diluted Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$1.62	$(2.02)
Cumulative effect of a change in accounting principle (j)	—	(0.09)

Net earnings (loss) per share — Diluted	$1.62	$(2.11)

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

     (b)     Research and Development Expense

      Under Canadian GAAP, development costs are deferred and amortized if the development project meets certain generally accepted criteria for deferral and amortization. Fixed assets, including equipment, may be acquired or constructed in order to provide facilities for a research and development project. The use of such assets will extend over a number of accounting periods and, accordingly, such costs are capitalized and amortized over their useful lives. Under United States GAAP, research and development costs are charged to expense in the period incurred. As noted in Note 23(d) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, as amended we have restated our results for 2003 for United States GAAP purposes as they relate to the accounting for research and development costs. The impact was a $4 million increase in research and development expense for the first nine months of 2003 for United States GAAP purposes.

     (c)     Exploration Expense

      Under Canadian GAAP, capitalized exploration expenditures are classified under property, plant and equipment with the related mineral claim. For United States GAAP, exploration expenditures are not capitalized unless estimated proven and probable ore reserves to which they relate have been established by a feasibility study. As noted in Note 23(e) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, as amended we have restated our results for 2003 for United States GAAP purposes as they relate to the accounting for exploration expenditures. The impact was a $3 million increase in exploration expense for the first nine months of 2003 for United States GAAP purposes.

     (d)     Convertible Debt

      Under Canadian GAAP, a portion of the convertible debt is classified as an equity instrument. This convertible debt accretes over their respective terms to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the convertible debt would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense. For United States GAAP, the convertible debt would be classified as current debt beginning one year prior to their special conversion dates and as long-term debt during the remainder of the term of such debt.

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

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

     (f)     Unrealized Currency Translation Gains (Losses) on Voisey’s Bay Project Deferred Income and Mining Tax Liabilities

      In the second quarter of 2004, for United States GAAP reporting purposes we revised our accounting treatment for unrealized non-cash currency translation gains and losses arising from the translation into U.S. dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. We have concluded that, under United States GAAP, such currency translation gains and losses should be included in the determination of earnings. Previously, these unrealized non-cash currency translation gains and losses had been deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations were to commence. The impact of this revision, which has been accounted for retroactively by restating prior period results, was an increase in the unrealized currency translation loss of $24 million for the first nine months of 2004 (first nine months of 2003 — an increase in the unrealized currency translation loss of $160 million). The deficit at the beginning of 2004 has been increased by $171 million to reflect the cumulative impact of the revision to December 31, 2003.

     (g)     Asset Impairment Charge

      Net earnings for the first nine months of 2004 under Canadian GAAP included an asset impairment charge in the amount of $201 million before income and mining taxes and minority interest. Reference is made to Note 4 above. This charge included the write-off of certain capitalized costs which, in accordance with (b) above, were previously expensed for United States GAAP purposes. In addition, it included an adjustment to reduce minority interest to nil. For United States GAAP, the asset impairment charge would decrease by $11 million. The adjustment to reduce minority interest to nil would also be adjusted with a corresponding increase to minority interest expense of $7 million.

     (h)     Intangible Assets

      Previously, we reported that, under United States GAAP, mineral rights were intangible assets with respect to balance sheet classification. During the second quarter of 2004, for United States GAAP the EITF of the FASB released Issue No. 04-2 which reached the decision that mineral rights should be reported as tangible assets and disclosed as a separate component of property, plant and equipment. A FASB staff position paper dated April 30, 2004 also validated this change by means of amendments to SFAS Nos. 141 and 142. As a result of this change, we have reclassified, for United States GAAP purposes, intangible assets of $2,469 million from intangible assets to property, plant and equipment. We have also, effective January 1, 2004, ceased amortization of the residual value of intangible assets referred to in our 2003 Annual Report on Form 10-K, as amended.

     (i)     Income and Mining Taxes

      Under Canadian GAAP, income and mining tax assets and liabilities are computed using tax rates that are considered to be substantively enacted whereas United States GAAP requires that these assets and liabilities be computed using tax rates that are enacted. Under Canadian GAAP, income and mining taxes for the nine-month period ended September 30, 2003 included an income tax benefit of $96 million, a substantial portion of which was determined assuming substantively enacted tax rates. After adjusting for the difference in the deferred income and mining tax liability related principally to the Voisey’s Bay project, income and mining taxes expense would increase by $241 million under United States GAAP for the nine-month period ended September 30, 2003. This change was substantially reversed in the fourth quarter of 2003 when the tax rate changes were enacted.

     (j)     Asset Retirement Obligations

      Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 143, Accounting for Asset Retirement Obligations, and CICA 3110, Asset Retirement Obligations, which are substantially identical.

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

     (k)     Investments

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

     (m)     Depreciation and Depletion Expense

      As discussed in Note 2, we retroactively changed our method of calculating depreciation and depletion expense for Canadian GAAP reporting purposes effective January 1, 2004. This method of calculation is the method described in Note 23(b) of our consolidated financial statements set forth in our 2003 Annual Report on Form 10-K, as amended for United States reporting purposes and, consequently, there is no longer a difference between Canadian and United States GAAP. As a result of this restatement for both Canadian and United States GAAP, for the first nine months of 2003, depreciation and depletion expense decreased by $27 million, income and mining taxes increased by $9 million and minority interest expense increased by $7 million.

     (n)     Supplemental Information

      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

Nine Months Ended September 30,	2004	2003

	(Restated)	(Restated)
Deficit at beginning of period, as previously reported	$(973)	$(1,030)
Restatement	(171)	36

Deficit at beginning of period, as restated	$(1,144)	$(994)
Net earnings (loss)	323	(367)
Dividends on preferred shares	—	(6)
Premium on redemption of preferred shares	—	(15)

Deficit at end of period	$(821)	$(1,382)

Accumulated other comprehensive loss at beginning of period	$(516)	$(485)
Other comprehensive income (loss)	(12)	16

Accumulated other comprehensive loss at end of period	$(528)	$(469)

INCO LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

     (o)     Recent Accounting Pronouncements

      During the first nine months of 2004, other than the issuance of draft abstract, EITF No. 04-08 and the proposed amendment to SFAS No. 128, discussed in Note 9 to the consolidated financial statements and the amendments to SFAS Nos. 141 and 142 discussed above under “Intangible Assets”, no new accounting pronouncements were put into effect that would impact our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month and nine-month periods ended September 30, 2004, which are expressed in U.S. dollars and prepared in accordance with Canadian GAAP, which generally conform with those principles established in the United States, except as explained in Note 16 above to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 thereto on Form 10-K/ A filed on August 10, 2004 (collectively referred to as our “2003 Annual Report on Form 10-K, as amended”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business

      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel, which we define to be nickel produced from nickel-containing ores. The other principal source of nickel is from nickel-containing stainless steel scrap. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We have additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through contractual arrangements with Inco TNC Limited, in which we have an equity interest of 67 per cent, in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent, and in South Korea, through Korea Nickel Company, in which we have an equity interest of 25 per cent. We also hold a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts for plating and other applications at a plant near Shanghai in the People’s Republic of China (“China”), and a 77 per cent equity interest in Inco Advanced Technology Materials (Dalian) Ltd., a company that will produce nickel foam from a recently constructed facility in Dalian, China for the battery market in Asia. In early March 2004, we began operating a shearing and packaging facility for certain nickel products to service the specific needs of the Chinese market and have been evaluating other commercial relationships in China, including the acquisition of additional nickel foam manufacturing capacity.

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

      Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of New-

foundland and Labrador and our approximately 85 per cent-owned Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”).

      A number of risks and uncertainties are associated with the current development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of Goro, those risks related to the possible future transition to independence of New Caledonia. Reference is made to various risks and uncertainties as disclosed in our 2003 Annual Report on Form 10-K, as amended. In late 2002, we initiated a comprehensive review of the Goro project which was conducted in two phases. The initial phase of this review was completed in July 2003 and the second phase, or Phase 2, was essentially completed in September 2004. Our plans for Goro are discussed below under “Goro Project”.

Recent Nickel Market Developments

      London Metal Exchange (“LME”) cash nickel prices were volatile during the third quarter of 2004. Reflecting this volatility, the difference between the high and low LME cash nickel price for this quarter was approximately $1.80 per pound. LME cash nickel prices began the quarter at $14,895 per tonne ($6.76 per pound) and rose by $1,085 per tonne ($0.49 per pound) during the first five LME trading sessions of the quarter to $15,980 per tonne ($7.25 per pound) on July 7, 2004, but then declined by almost $4,000 per tonne (about $1.80 per pound) through the quarter, reaching a low of $12,050 per tonne ($5.47 per pound) before recovering during September to end the quarter at $15,100 per tonne ($6.85 per pound).

      Although LME cash nickel prices were, as indicated above, volatile during the third quarter of 2004, we continue to believe that the global supply-demand balance for nickel in 2004 will reflect a deficit, with the economies of the United States, Japan and Europe experiencing improved underlying demand for nickel from 2003 levels and continued growth in nickel demand in China even if the Chinese economy for 2004 were to slow to the rate of growth it experienced in 2003. We believe that the recovery in nickel demand in China that had begun in the second quarter continued in the third quarter of 2004 after the adverse effect that reductions in stainless steel inventories in China had on nickel demand in that country earlier in 2004. These reductions in stainless steel inventories that occurred in China beginning in April 2004 continued through the second quarter of 2004 and into the third quarter of 2004. We currently believe, with these reductions having essentially ended during the third quarter of 2004, that stainless steel demand in China began to improve prior to the end of that quarter.

Goro Project

      On October 19, 2004, we announced that, having completed and successfully achieved the key objectives of the second and final phase of our Goro project review, we decided to proceed with the development of our Goro nickel-cobalt project in New Caledonia. This review, which proceeded in two phases, had begun following the decision made in December 2002 to suspend the project. The second phase, or Phase 2, of the review was essentially completed in September 2004 and since that time Inco had been evaluating the final results of the review and the progress on key milestones to be met in order for it to be in a position to make this decision. A key objective of the second phase, or Phase 2, of the Goro review was to achieve a reliable and acceptable capital cost estimate for the project. The final results of the review have included an updated capital cost estimate of $1.878 billion for the project’s planned mine, process plant and related infrastructure, within a minus 5 per cent to plus 15 per cent reliability range. This estimate includes about $40 million for assumed escalation in costs during the construction phase of the project, an amount that was not in previous capital cost estimates, and also reflects favourable currency hedging gains realized by Inco of about $31 million which were also not included in previous estimates. The principal reasons for the increase from the $1.85 billion estimate announced on May 25, 2004 has been higher costs for a range of construction materials and labour required for construction and the incorporation of a new tailings storage area as part of the project.

      Phase 2 of the project review also focused on a number of other key objectives, including (1) a viable project implementation schedule and clear project execution plan, (2) a prudent financing plan taking into account Inco’s projected cash flow potential to fund its expected share of the capital cost of the project, (3) an experienced and dedicated team for both the construction and operating phases and (4) optimizing the Goro project’s planned process plant design and engineering requirements while also meeting specific objectives on project operability, maintainability, risk mitigation and environmental protection. The final results of Phase 2 of the review have met all of these key objectives. Consistent with the preliminary results of Phase 2 of the review announced by us in May 2004, the project’s planned process plant footprint area has decreased by approximately 50 per cent from its original plan, reducing the quantities of bulk materials required, enhancing the efficiency of the planned process plant from an operational and maintenance perspective, and reducing potentially adverse environmental effects.

      In moving forward with Goro, the project is currently expected to focus initially on engineering work, with remobilization for construction at the Goro site in New Caledonia currently expected to begin in early 2005. Based upon the final results of Phase 2 of the review, the project construction schedule is currently expected to be approximately 35 months in length, with initial production currently estimated to begin in September 2007.

      We currently plan that, as part of the project schedule, the Goro project would reach about 75 per cent of its currently expected annual capacity of 60,000 metric tonnes of nickel within 12 months after initial production, and would be at approximately 90 per cent of the expected nickel capacity within two years after initial production. The Goro project’s expected cobalt capacity has been revised to a current range of 4,300 to 5,000 metric tonnes per year to take into account the optimized mine plan for the project as part of the final results of Phase 2 of the review.

      As part of the objectives Inco set for Phase 2 of the review, we have over the past several months sufficiently advanced, consistent with these objectives, certain other key milestones to be met to enable us to reach our decision to proceed with the project. These milestones have included (1) achieving sufficient progress on all key permits for the construction and operation of the Goro project in New Caledonia and a Good Neighbour Agreement, as described below, and having reached appropriate understandings or arrangements with local labour unions and other key stakeholders in New Caledonia to put Inco and the Goro project company, Goro Nickel S.A. (“Goro Nickel”), in a position to proceed with the project, including with respect to both the construction and eventual operating phases, on a basis that will help to ensure a clear dispute resolution process designed to avoid any potential labour or other disruptions, (2) advancing the terms of the Girardin Act tax-advantaged financing to be provided by the French Government and (3) reaching a satisfactory understanding on the acquisition by the three provinces of New Caledonia of the interest in Goro Nickel held by the French Government agency, Bureau de Recherches Géologiques et Minières (“BRGM”), as part of a required realignment of the equity ownership in the project to also enable Sumitomo Metal Mining Co., Ltd. and Mitsui & Co., Ltd. to be brought into the project.

      Inco, the governments of the three provinces of New Caledonia and BRGM entered into a non-binding letter of understanding as of October 19, 2004 covering the acquisition of BRGM’s interest in Goro Nickel by these three provinces. The letter of understanding also covers the rights, once they have acquired BRGM’s interest, that these three provinces would have as a shareholder in Goro Nickel, including the right to maintain up to a 10 per cent interest in Goro Nickel once certain shareholder advances have been capitalized, which will have the effect of reducing BRGM’s current approximately 15 per cent interest in Goro Nickel to about 10 per cent. It is currently expected that definitive agreements covering the sale of BRGM’s interest and the rights that the three provinces of New Caledonia will have as a shareholder in Goro Nickel will be completed prior to the end of 2004.

      During the third quarter of 2004, Inco continued its discussions with the French Government in obtaining at least $350 million in the Girardin Act tax-advantaged financing which the French Government had earlier agreed in principle to provide to the project. While the French Government has recently reconfirmed the availability of this financing for the Goro project, the specific terms and conditions of this financing still need to be agreed upon with the French Government. The current expected economic benefits to the project of this financing would be about $120 million.

      Inco entered into a non-binding memorandum of understanding with Sumitomo Metal Mining Co., Ltd. and Mitsui & Co., Ltd. as of October 18, 2004 covering their purchase of a 21 per cent interest in Goro Nickel. Inco and Goro Nickel currently expect that definitive agreements with these two Japanese companies covering the terms and conditions of this acquisition and certain other arrangements relating to their participation in the project, including pro rata rights to product offtake, will be completed prior to year-end 2004.

      Inco and Goro Nickel have developed the framework for a Good Neighbour Agreement, which has been endorsed by local community leaders in New Caledonia, setting out the principles intended to build sustainable relationships with the project’s neighbouring communities. This accord is currently expected to encompass such areas as education, training, local employment and business opportunities, traditional values and social impacts, and to provide a community advisory role in key operational areas such as the environment.

      In August 2004, Goro Nickel signed a workplace accord with local unions to be involved in the project which included a dispute resolution process designed to help avoid labour disruptions during the Goro project’s construction and operations phases.

Voisey’s Bay Project

      With respect to our Voisey’s Bay project, construction of the initial phase of the project involving the planned mine, concentrator and related facilities is currently about six months ahead of the original schedule and on budget in Canadian dollars. We currently plan to deliver all equipment for the mine and concentrator to the site in Labrador by late this year. Construction is expected to focus on completing the buildings for the concentrator itself and for storage of the concentrates to be produced by the project and the services complex for the project.

      Work on the research and development program covering the testing of hydrometallurgical processes, including the construction of the planned demonstration plant, currently remains on schedule. Engineering for the initial phase of the project has been completed and pre-stripping of the planned open-pit mine covering the Ovoid deposit began during the third quarter of 2004.

Results of Operations

Earnings Summary

      The following table summarizes our net sales, net earnings (loss) and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Net sales	$1,031	$450	$3,117	$1,642
Net earnings (loss)	148	(23)	389	74
Net earnings (loss) per common share
— basic	0.78	(0.13)	2.04	0.26
— diluted	0.73	(0.13)	1.92	0.26
Cash provided by operating activities	380	19	1,099	2

      The significant increase in results of operations between the third quarter of 2004 and the third quarter of 2003 was primarily the result of the higher realized prices for all of the metals produced by us as well as higher deliveries for certain of these metals. This was partially offset by the unfavourable effect of higher nickel cash cost of sales before by-product credits and an unrealized currency translation loss as discussed below.

      With respect to net earnings for the third quarter and first nine months of 2003, those results included a charge in respect of a three-month strike which began on June 1, 2003 at our Ontario operations.

      The following bar charts describe the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (unfavourable factors are shown in parentheses), affecting our third quarter and first nine months of 2004 net earnings (loss) compared with the corresponding periods of 2003, with the starting point (first bar on the left) of each chart being the level of net earnings (loss) for the third quarter and first nine months of 2003, as applicable:

Principal factors affecting Third Quarter of 2004 net earnings in comparison with Third Quarter of 2003 net loss

In millions of dollars

Principal factors affecting First Nine Months of 2004 net earnings in comparison with First Nine Months of 2003 net earnings

In millions of dollars

Non-Cash Asset Impairment Charge

      As previously announced on May 25, 2004, the key preliminary findings to that date of Phase 2 of our Goro project review resulted in changes in the planned Goro project configuration, including moving to direct heating of the ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself. These changes have meant that certain capitalized costs incurred, principally for engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed, no longer would have any benefit for the project or otherwise. As a result of such changes, capitalized expenditures incurred totalling $201 million before minority interest and taxes were written off in the second quarter of 2004. After taking into account the minority interest of $9 million and a tax recovery of $1 million, this charge totalled $191 million. The tax relief for this charge was insignificant due to the fact that essentially all of the charge is not deductible for tax purposes.

Net Sales

      Net sales increased substantially to $1,031 million and $3,117 million, respectively, in the third quarter and first nine months of 2004, compared with $450 million and $1,642 million for the same periods in 2003. This improvement in net sales was primarily due to higher selling prices for all of the metals we produce, particularly for nickel and copper, as well as higher deliveries of Inco-source nickel, copper, cobalt and platinum-group metals (“PGMs”). Deliveries of Inco-source nickel in the third quarter of 2004 increased by 51 per cent compared with the third quarter of 2003 due to increased production at our Canadian and U.K. operations, as well as at PT Inco. Production for all metals for the third quarter and first nine months of 2003 was adversely affected by a three-month strike at our Ontario operations that began on June 1, 2003.

      Net sales to customers by product were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Primary nickel	$819	$426	$2,499	$1,383
Copper	99	1	267	100
Precious metals	69	9	195	103
Other	44	14	156	56

	$1,031	$450	$3,117	$1,642

      The following bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:

Average realized and LME cash selling prices

In dollars per pound

Third Quarter

First Nine Months

      Deliveries of Inco-source nickel, including finished nickel produced from purchased intermediates, purchased nickel in finished form, copper and PGMs for the periods indicated are shown below:

Deliveries

     Nickel and copper in millions of pounds

     PGMs in thousands of troy ounces

Third Quarter

First Nine Months

Cost of Sales and Other Expenses

      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Production — Nickel in all forms (tonnes)	53,365	32,072	170,622	127,497
Nickel unit cash cost of sales before by-product credits
— per tonne	$5,864	$4,851	$5,600	$4,344
— per pound	2.66	2.20	2.54	1.97
Nickel unit cash cost of sales after by-product credits
— per tonne	$5,071	$4,983	$4,894	$4,498
— per pound	2.30	2.26	2.22	2.04
Finished nickel inventories at end of period (tonnes)	28,681	18,304	28,681	18,304

      For the third quarter and first nine months of 2004 compared with the corresponding periods of 2003, the increase in nickel unit cash cost of sales before by-product credits was principally due to the higher cost for, and volumes of, purchased intermediates, the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate compared with 2003, higher costs for heavy oil at PT Inco and higher earnings-based compensation payments, partially offset by the absence of ramp-up costs which we incurred in the third quarter of 2003 after the end of a strike at our Ontario operations, and the cost reductions and related savings as discussed below.

      For the third quarter and first nine months of 2004 compared with the corresponding periods of 2003, the increase in nickel unit cash cost of sales after by-product credits was due to higher unit cash cost of sales before by-product credits, partially offset by higher by-product credits as a result of higher realized selling prices for and higher deliveries of certain by-products.

      We use purchased intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased intermediates is higher than that for processing our own mine production and such cost increases as the prevailing prices, LME cash nickel or other benchmark prices, on which basis this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales to Canadian GAAP Cost of Sales” below.

      In the third quarter of 2004, we realized cost reductions and related savings of about $20 million, bringing the total cost reductions and related savings realized for the first nine months of 2004 to $44 million. We currently expect to meet our goal of $63 million in cost reductions and related savings, with some of these reductions and related savings to be realized in early 2005.

      Nickel production increased to 53,365 tonnes (118 million pounds) and 170,622 tonnes (376 million pounds) in the third quarter and first nine months of 2004, respectively, compared with 32,072 tonnes (71 million pounds) and 127,497 tonnes (281 million pounds) in the corresponding periods of 2003. The increases primarily reflect higher production at our Canadian and U.K. operations compared with the production for the third quarter and first nine months of 2003 which were negatively affected by the three-month strike at our Ontario operations that began on June 1, 2003 and a difficult ramp-up of operations in September 2003 following the strike. PT Inco’s production increased by about 5 million pounds during the first nine months of 2004 compared with the same period in 2003 when a planned furnace rebuild at this operation in the first quarter of 2003 reduced production.

Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits

      The following bar charts show most of the key factors (in dollars or cents per pound), both favourable (favourable factors are shown in parentheses) and unfavourable, affecting our third quarter and first nine months of 2004 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) of each of the bar charts being the nickel unit cash cost of sales after by-product credits for the third quarter and first nine months of 2003, as applicable:

Third Quarter

In dollars per pound

First Nine Months

In dollars per pound

(1)	Other key factors primarily include the absence of the ramp-up issues experienced in the third quarter of 2003 partially offset by higher earnings-based compensation payments.

(2)	Other key factors primarily include higher earnings-based compensation payments and maintenance expenditures partially offset by the absence of the ramp up-issues experienced in the third quarter of 2003.

Selling, General and Administrative

      Selling, general and administrative expenses increased by $13 million and $28 million in the third quarter and first nine months of 2004, respectively, compared with the corresponding periods in 2003. These increases for both the third quarter and first nine months of 2004 were due primarily to higher expenses associated with share options and other awards under our corporate incentive compensation programs, reflecting our higher share price and improved earnings.

Currency Translation Adjustments

      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and certain deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments were $62 million and $29 million in the third quarter and first nine months of 2004, respectively, and were due to the strengthening of the Canadian dollar as of September 30, 2004 relative to the U.S. dollar. The Canadian — U.S. dollar exchange rate appreciated by six per cent during the third quarter of 2004 and by two per cent during the first nine months of 2004.

Income and Mining Taxes

      The effective tax rates for the third quarter and first nine months of 2004 were 35 per cent and 43 per cent, respectively, compared with the combined statutory income and mining tax rate in Canada of 39.9 per cent. The lower effective tax rate in the third quarter of 2004 was due principally to proportionately higher earnings generated in lower tax rate jurisdictions. The higher tax rate for the first nine months of 2004 was primarily due to the negligible tax relief recorded with respect to the $201 million non-cash impairment charge before minority interest and taxes, recorded in the second quarter of 2004. This was partially offset by the impact of earnings generated in lower tax rate jurisdictions.

Intermediates Segment

      Our intermediates segment, as discussed above, comprises the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel in matte averaged $10,916 per tonne ($4.95 per pound) in the third quarter of 2004, compared to $7,037 per tonne ($3.19 per pound) in the third quarter of 2003. In the first nine months of 2004, PT Inco’s realized price for nickel in matte averaged $10,737 per tonne ($4.87 per pound), compared with $6,581 per tonne ($2.98 per pound) in the corresponding period of 2003. Under PT Inco’s long-term U.S. dollar-denominated contracts, the selling price of its nickel in matte is determined by a formula based on the LME cash price for nickel.

      Nickel in matte production rose to 20,100 tonnes (44 million pounds) in the 2004 third quarter from 19,500 tonnes (43 million pounds) in the corresponding 2003 period. Production of nickel in matte in the first nine months of 2004 was 55,100 tonnes (122 million pounds), compared with 52,900 tonnes (117 million pounds) in the same period of 2003.

      Unit cash cost of production rose by 11 per cent in the third quarter of 2004 compared with the same quarter last year, partly due to an increase in the price of high sulphur fuel oil, which rose to an average $28.83 per barrel from $26.80 per barrel. Increased cost and use of supplies also contributed significantly to the increase in cash cost of production.

Cash Flows, Liquidity and Capital Resources

      Net cash provided by operating activities in the third quarter of 2004 was $380 million, compared with $19 million in the third quarter of 2003. The increase in net cash provided by operating activities was primarily due to higher earnings. Cash provided by operations for the first nine months of 2004 has also increased given that a significant portion of income and mining taxes payable in respect of the 2004 taxation year will not be paid until the first quarter of 2005.

      Net cash used for investing activities increased to $247 million and $562 million in the third quarter and first nine months of 2004, respectively, compared with $123 million and $400 million in the same periods of 2003. Capital expenditures in the third quarter of 2004 were higher due to higher capital spending for our Voisey’s Bay project, at our Ontario operations compared with the strike-affected level for the third quarter and first nine months of 2003, and at PT Inco, partially offset by lower capital expenditures for our Goro project. During the first quarter of 2004, we used cash of $28 million to acquire an additional two per cent of the issued and outstanding shares of PT Inco from a shareholder, increasing our ownership of PT Inco to approximately 61 per cent.

      At September 30, 2004, cash and cash equivalents were $869 million, up from $418 million at December 31, 2003 and up from $774 million at June 30, 2004, reflecting the cash provided from operating activities as discussed above. Total debt was $1,432 million at September 30, 2004, compared with $1,512 million at December 31, 2003. Total debt as a percentage of total debt plus shareholders’ equity was 25 per cent at September 30, 2004, compared with 28 per cent at December 31, 2003. Under Canadian GAAP, a substantial portion of our convertible debt is recorded as equity and not debt.

      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, increased our contributions, including voluntary contributions, to such plans to a level of $142 million for 2003 and our pension expense increased to $107 million for 2003. We currently expect that our annual pension contributions will increase to at least approximately $160 million in 2004, which includes voluntary contributions of $44 million, and will be at about that same level for at least 2005 and our annual pension expense will increase to approximately $112 million for 2004 and 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for future years.

      On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility that matures on May 28, 2009. This syndicated facility replaced the several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent under this new syndicated facility, the initial May 28, 2009 maturity date may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. The borrowings under the facility may be made either in Canadian dollars in the form of (a) Prime Rate loans or (b) in Bankers’ Acceptances, or in United States dollars in the form of (x) United States Base Rate loans or (y) London Interbank Offered Rate (LIBOR) loans. Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of September 30, 2004, there were no amounts drawn under the new facility. The new credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the facility, not to exceed 50:50. At September 30, 2004, the ratio of Consolidated Indebtedness to Tangible Net Worth was 23:77. There can be no assurance that future material adverse developments would not result in a breach of this covenant. If we were unable to comply with this covenant, the lenders would have the right to declare a default and require all then outstanding loans to be repaid and pursue the various remedies available to them under the credit facility, including declining to make any new loans under the facility. The new facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of September 30, 2004, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 by Moody’s Investors Service and BBB- by Standard & Poor’s.

      We currently believe that our level of cash and cash equivalents as of September 30, 2004, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for 2004 and 2005. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. Our capital expenditures are expected to be very significant over the 2005 to 2007 period given the current spending plans for the initial phase of the Voisey’s Bay project, the latest expansion project for PT Inco involving a third dam to increase its hydroelectric capacity and other capital expenditures as part of a currently planned four year, $250 million capital project, and our decision to proceed with the Goro project.

      Since December 31, 2003, we have entered into foreign currency contracts to purchase Aus.$300 million at an average exchange rate of $0.672. Of this total, Aus.$100 million will mature in 2005 at an average rate of $0.675 and Aus.$200 million will mature in 2006 at an average rate of $0.670. These contracts were entered into with respect to anticipated Australian dollar-denominated expenditures relating to the Goro project. Gains on these contracts to the end of September 2004 have been recorded in other income, net.

Critical Accounting Policies and Estimates

      Reference is made to our 2003 Annual Report on Form 10-K, as amended for a complete discussion of our critical accounting policies. An update of such policies is provided below.

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

      The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described below and in Note 1 to our 2003 consolidated financial statements included in our 2003 Annual Report on Form 10-K, as amended.

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

      Life of mine plan development comprises capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category encompass such items as ore haulage shafts, initial decline, ore passes, ventilation and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are depleted on a unit-of-production basis over the total estimated proven and probable ore reserves.

      Area-specific development costs, which are depleted over estimated proven and probable ore reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the ore body. These costs are depleted on a unit-of-production basis over the estimated proven and probable ore reserves that can be currently accessed without future capital development costs being incurred.

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

Accounting Changes

     (a)     Depreciation and Depletion Expense

      Effective January 1, 2004 on a retroactive basis, we changed the method by which we calculate depreciation and depletion expense. Adoption of this change in accounting policy removes a significant difference between Canadian GAAP and United States GAAP. As a result of this restatement for both Canadian and United States GAAP, for the first nine months of 2003, depreciation and depletion expense decreased by $27 million, income and mining taxes increased by $9 million and minority interest expense increased by $7 million.

      Reference is made to “Critical Accounting Policies and Estimates” above for a detailed discussion and to Note 23(b) of our 2003 Annual Report on Form 10-K, as amended for a more complete description of this method of calculating depreciation and depletion expense.

     (b)     Generally Accepted Accounting Principles

      Effective January 1, 2004, we adopted Canadian Institute of Chartered Accountants (“CICA”) section 1100, Generally Accepted Accounting Principles. CICA section 1100 describes what constitutes Canadian GAAP and its sources. Adoption of this section did not have a significant impact on our results of operations or financial condition.

     (c)     Hedging Relationships

      Effective January 1, 2004, we adopted a new accounting guideline, AcG-13 — Hedging Relationships, issued by the CICA which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition.

Non-GAAP Financial Measure

      We have referred to nickel unit cash cost of sales before and after by-product credits in the Management’s Discussion and Analysis of Financial Condition and Results of Operations because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These measurements capture all of the important components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by- product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically largely been driven by the prices for these metals. In addition, management utilizes these metrics as an important management tool to monitor cost performance of each of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.

      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:

Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	($ in millions except pound and per
	pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$568	$358	$1,705	$1,189
By-product costs	(148)	(19)	(425)	(252)
Purchased finished nickel	(49)	(78)	(182)	(202)
Delivery expense	(9)	(5)	(25)	(17)
Other businesses cost of sales	(9)	(6)	(29)	(18)
Strike expense, excluding depreciation	—	(59)	—	(88)
Non-cash items (1)	(7)	(3)	(25)	(14)
Remediation, demolition and other related expenses	(7)	(5)	(18)	(18)
Adjustments associated with affiliate transactions	(23)	(9)	(64)	(8)
Other	—	—	1	1

Nickel cash cost of sales before by-product credits (2)	316	174	938	573
By-product net sales	(191)	(15)	(541)	(233)
By-product costs	148	19	425	252

Nickel cash cost of sales after by-product credits (2)	$273	$178	$822	$592

Inco-source nickel deliveries (millions of pounds)	119	79	370	291

Nickel cash cost of sales before by-product credits per pound	$2.66	$2.20	$2.54	$1.97

Nickel cash cost of sales after by-product credits per pound	$2.30	$2.26	$2.22	$2.04

(1)	Post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for both Inco-source and purchased intermediates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Cautionary Notice Regarding Forward-Looking Statements

      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) nickel demand and supply in the global nickel market for 2004 and nickel demand in China and other geographical and end-use markets for nickel for 2004; (ii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iii) capital expenditures; (iv) changes in pension contributions to our pension plans and pension expense; (v) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and anticipated sources of financing and agreements and other arrangements for our Goro project with the provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; and (vi) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, (d) our Goro project’s scope and schedule and other key aspects of this project, and (e) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables for our development projects and the necessary financing plans, including necessary agreements with the French Government and the Government of New Caledonia and its provinces, and other arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, our Goro project. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

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

      (b) Reports on Form 8-K

Current Report on Form 8-K dated July 20, 2004 covering Item 12 of Form 8-K relating to the Registrant’s press release on its second quarter 2004 financial and operating results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCO LIMITED

Date: October 26, 2004	By: /s/ S. F. FEINER S. F. Feiner Executive Vice-President, General Counsel and Secretary

Date: October 26, 2004	By: /s/ R. A. LEHTOVAARA R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.