Form 10-K
period 2004-12-31
INCO LTD
filed 2005-03-15
CIK 49996

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

Commission File Number 1-1143

Inco Limited

(Name of Registrant as specified in its charter)

Canada (Jurisdiction of incorporation)	98-0000676 (I.R.S. Employer Identification No.)

145 King Street West, Suite 1500 Toronto, Ontario, Canada (Address of principal executive offices)	M5H 4B7 (Postal Code)

(416) 361-7511
(Telephone number)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”):

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares	New York Stock Exchange (1)
Stock Purchase Rights	New York Stock Exchange (2)
Common Share Purchase Warrants	New York Stock Exchange (2)

     The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     The Registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).

     As of June 30, 2004, the approximate aggregate market value, based upon the closing sale price of the Common Shares on the New York Stock Exchange, of the Registrant’s voting shares held by non-affiliates was $6,471 million. (3)

     As of February 18, 2005, 188,169,875 Common Shares (including non-voting fractional interests aggregating 4,830 Common Shares) of the Registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy circular and statement dated February 18, 2005 for the 2005 Annual and Special Meeting of Shareholders of the Registrant are incorporated by reference in Part III of this Report to the extent set forth in Items 10, 11, 12 and 14 hereof.

(1)	In addition, the Common Shares are listed on the Toronto Stock Exchange and are traded on certain other exchanges principally through independent arrangements made by securities dealers.

(2)	In addition, the Stock Purchase Rights and the Common Share Purchase Warrants are listed on the Toronto Stock Exchange.

(3)	Unless otherwise stated, all dollar amounts in this Report are expressed in United States currency.

INDEX TO INCO LIMITED
2004 ANNUAL REPORT ON FORM 10-K

UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS IN THIS REPORT
ARE EXPRESSED IN UNITED STATES CURRENCY

EX-10.K
EX-10.L
EX-10.M
EX-10.N
EX-21
EX-23
EX-24.A
EX-24.B
EX-31
EX-32
EX-99

i

PART I

Items 1. and 2. Business and Properties of Inco Limited

Introduction

     Inco Limited (“Inco”, the “Company”, “we” or “us”) was incorporated in 1916 under the laws of Canada, succeeding a business established in 1902. In 1979, Inco was continued by articles of continuance under the Canada Business Corporations Act and is governed by that Act. Our executive offices are located at 145 King Street West, Suite 1500, Toronto, Ontario, Canada M5H 4B7. Unless the context otherwise requires, all references in this Report to “Inco”, the “Company”, “we”, “our” or “us” include all of its consolidated subsidiaries, unincorporated units and divisions.

     Inco is one of the world’s premier mining and metals companies. We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. We also produce sulphuric acid and liquid sulphur dioxide as by-products from our processing operations in Sudbury, Ontario. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of approximately 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the Island of Sulawesi, Indonesia (see “PT International Nickel Indonesia Tbk” below). We also operate additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in the following Asian countries: in Japan, through Inco TNC Limited (“ITL”), in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation (“Taiwan Nickel”), in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation (“Korea Nickel”), in which we have an equity interest of 25 per cent. Additionally, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd. (“Jinco”), a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We have also expanded our joint venture operations in China, through the formation of a new company, Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have an equity interest of 76.7 per cent. This venture produces nickel foam products for the Asian battery market. In early March 2005, we completed the acquisition of substantially all of the assets representing the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. Pursuant to the terms of this acquisition, we will have a 77 per cent interest in the company formed to hold the acquired assets. In 2004 we also established a shearing and packaging operation in China for certain nickel products to service the specific needs of this market.

     As part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador, Canada and our Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”) in which we currently hold approximately a 90 per cent interest following the capitalization of certain shareholder advances in late February 2005.

     As discussed under “Goro Nickel S.A.” below, in December 2002 we suspended construction of the Goro nickel-cobalt project and initiated a comprehensive review of the project following the receipt of information from the engineering firms that had been providing engineering, procurement and construction management services to the project which, if confirmed, indicated an unacceptable increase in the capital cost estimate for the project of 30 to 45 per cent above the project’s then current capital cost estimate of $1,450 million. This review evolved into two phases during 2003. Phase 1 of this review focused on an orderly suspension of work and identification of opportunities for capital cost reduction. In August 2003, the Company announced the key results of Phase 1 of the review process and that it was moving to Phase 2. Phase 2 of the review was intended to involve a structured process to (i) further develop the capital cost reduction opportunities identified in Phase 1 and (ii) establish a capital cost control estimate, an updated project schedule and an optimized and clearly defined scope and execution plan for the project. In late May 2004, we announced the key preliminary findings reached to that date as part of Phase 2 of the review. These findings included (i) an updated preliminary capital costs estimate, taking into account an expected non-cash charge, of approximately $1.85 billion for the project’s planned mine, process plant and related infrastructure, within a minus five per cent to plus 20 per cent reliability range and (ii) changes in the planned Goro project configuration, moving to direct heating of the ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself. As a result of such changes, capitalized expenditures incurred of $201 million were written off as of the end of the second quarter of 2004. We announced the key final results of Phase 2 of the review in October 2004. These final results included an updated capital cost estimate of $1.878 billion for the mine, process plant and related infrastructure, within a minus five per cent to plus 15 per cent reliability range. This estimate included about $40 million for assumed escalation in costs during the construction phase of the project, an amount that was not in previous capital costs estimates, and also reflected favourable currency hedging gains realized by Inco of about $31 million which were also not included in previous estimates. The principal reasons for the increase from the $1.85 billion estimate which had been announced in May 2004 were higher costs for a range of construction materials and labour required for construction and the incorporation of a new tailings storage area as part of the project. Having completed and achieved the key objectives of Phase 2 of the review, in October 2004 we also announced the decision to proceed with the project. It is currently expected that project execution will be based upon a phased approach, with the first phase focusing on engineering, contract development and permitting. Engineering work has progressed to date and fieldwork is currently expected to commence in the second quarter of 2005. It is currently expected that the project will commence production in the latter part of 2007. For further information on the Goro project and related matters, reference is made to “Goro Nickel S.A.” below.

     Inco holds a 100 per cent equity interest in the Voisey’s Bay nickel-copper-cobalt deposits in Labrador in the Province of Newfoundland and Labrador through its wholly-owned subsidiary, Voisey’s Bay Nickel Company Limited (“VBNC”). In 2002 we reached agreements with the other key stakeholders in the project, the Province of Newfoundland and Labrador, the Labrador Inuit Association (“LIA”) and Innu Nation, to enable the commercial development of the Voisey’s Bay deposits to proceed. In 2004, we continued to make progress on the Voisey’s Bay project towards the start-up of commercial production and, as a result, the project completion date for the initial phase, including the open pit mine, concentrator and demonstration plant to test hydrometallurgical processes, was advanced by six months from the original schedule established, with the first shipment of intermediate nickel concentrate currently planned for November 2005 and initial finished nickel production from Voisey’s Bay concentrate in early 2006. Work also advanced in 2004 to prepare our Ontario and Manitoba operations to receive and process the intermediate nickel concentrate from Voisey’s Bay. During 2004, testing of hydrometallurgical processes to treat the Voisey’s Bay ores as part of the research and development program covering those processes continued and design work on the demonstration plant to be constructed to advance the testing of those processes was completed. Site construction for the demonstration plant in Argentia in the Province of Newfoundland and Labrador began in 2004 and this facility is currently expected to be ready to receive the first nickel concentrate in late 2005. For further information on the Voisey’s Bay project and related matters, reference is made to “Voisey’s Bay Nickel Company Limited” below.

     Inco’s properties are described under “Description of Business” and “Ore Reserves and Mining Rights” below.

     The information in this Report is as of December 31, 2004 except where an earlier or later date is expressly indicated. Nothing included herein should be considered as implying that any information is correct as of any date other than December 31, 2004, except as otherwise expressly stated.

     In this Report, certain data and estimates which had been previously limited to the Western World or the Western World plus China because of limited available data from certain countries or regions have been reported on a global or worldwide basis.

Availability of Documents

     Inco files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Such reports and all amendments to such reports regarding Inco are available free of charge on our website, www.inco.com, as soon as reasonably practicable after such reports are electronically filed with the SEC. Information contained in or otherwise accessed through our website does not form part of this Report. All such references to our website are inactive textual references only.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning: (1) the price volatility for nickel and other primary metal products produced by the Company; (2) the demand for and supply of nickel, copper and other metals, both globally and for certain markets and uses, as well as the availability of, and prices for, intermediate products containing nickel purchased by the Company and/or to be produced by the Company and nickel-containing stainless steel scrap and other substitutes for primary nickel and nickel inventories; (3) the premiums realized by the Company over London Metal Exchange (“LME”) cash prices and the sensitivity of the Company’s results of operations to changes in metals prices, prices of commodities and other supplies used in its operations and interest and exchange rates; (4) the Company’s strategies and plans; (5) the Company’s nickel unit cash cost of sales before and after by-product credits, interest and other expenses; (6) the Company’s energy and other costs, and pension contributions and expenses and assumptions relating thereto; (7) the Company’s position as a low-cost producer of nickel; (8) the Company’s debt-equity ratio and tangible net worth; (9) the political unrest or instability in countries such as Indonesia and the impact thereof on the Company’s Indonesian subsidiary, PT Inco, and political developments in other countries in which the Company operates and elsewhere; (10) construction, commissioning, initial shipment and other schedules, capital costs and other aspects of the Goro and Voisey’s Bay projects and PT Inco’s program to increase its production, changes in the ownership of the Goro project, capital expenditures, and hydroelectric power generation at PT Inco and the effect thereon of lower water levels; (11) the necessary financing plans and arrangements for, and partner or similar investment and other agreements or arrangements associated with, the Goro project, and the timing of the start of production and the costs of construction with respect to, the issuance of the necessary permits and other authorizations required for, and engineering and construction timetables for, the Goro and Voisey’s Bay projects; (12) the Company’s estimates of the quantity and quality of its ore reserves; (13) planned capital expenditures and tax payments; (14) the Company’s costs of production and production levels, including the costs of and potential impact on operations and production of complying with existing and proposed environmental laws and regulations and net reductions in environmental emissions; (15) the impact of changes in Canadian dollar-U.S. dollar and other exchange rates on the Company’s costs and the results of its operations; (16) the Company’s sales of specialty nickel products; (17) the Company’s cost reduction and other financial and operating objectives and planned maintenance and other shutdowns; (18) the commercial viability of new production processes and process changes and processing recoveries for its development projects; (19) the Company’s productivity, exploration and research and development initiatives as well as environmental, health and safety initiatives; (20) the negotiation of collective agreements with its unionized employees; (21) the Company’s sales organization and personnel requirements; (22) business and economic conditions; (23) the extension of current mining and other leases, export licences and concessionary rights; and (24) the enforceability of certain liabilities. Inherent in forward-looking statements are risks and uncertainties well beyond the Company’s ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report. Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) business and economic conditions, including exchange rates and energy and other anticipated and unanticipated costs and pension contributions and expenses; (b) the supply and demand for, deliveries of, and the level and volatility of prices of, nickel, copper, cobalt and the Company’s other primary metals products, purchased intermediates and nickel-containing stainless steel scrap and other substitutes and competing products for the primary nickel and other metal products the Company produces; (c) the timing of the receipt of remaining regulatory and governmental approvals for the Goro and Voisey’s Bay projects and other operations; (d) the availability of financing, including through partner or other participation arrangements in the case of the Goro project, for the Company’s development projects on reasonable terms; (e) the Company’s costs of production and production and productivity levels, as well as those of the Company’s competitors; (f) engineering and construction timetables and capital and operating costs for the Goro and Voisey’s Bay projects; (g) market competition; (h) mining, processing, exploration and research and development activities; (i) the accuracy of ore reserve estimates; (j) premiums realized over LME cash and other benchmark prices; (k) tax benefits/charges; (l) the resolution of environmental and other proceedings and the impact on the Company of various environmental regulations and initiatives; (m) political instability in Indonesia and other countries or locations in which the Company operates or otherwise; and (n) the Company’s ongoing relations with its employees at its operations throughout the world. The forward-looking statements included in this Report represent the Company’s views as of the date of this Report. While the Company anticipates that subsequent events and developments may cause the Company’s views to change, the Company specifically disclaims any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Report.

Description of Business

Sales

     The following table shows Inco’s net sales to customers for the three years ended December 31, 2004:

	2004	2003	2002
	(in millions)
Primary nickel	$3,503	$2,109	$1,654
Copper	364	171	184
Precious metals (1)	246	114	238
Cobalt	71	17	24
Other (2)	94	63	61

Net sales to customers	$4,278	$2,474	$2,161

(1)	Excludes toll-refined materials.

(2)	Representing principally sales of sulphuric acid, liquid sulphur dioxide, miscellaneous primary metals products, reprocessed waste materials and certain price adjustments.

Deliveries

     The following table shows deliveries of Inco’s principal primary metals and related products for the three years ended December 31, 2004:

	2004	2003	2002
Nickel, including intermediates(1) (tonnes)(2)	251,882	213,890	231,590
Copper(3) (tonnes)	124,884	93,335	113,116
Cobalt (tonnes)	1,542	903	1,582
Platinum(4) (troy ounces, in thousands)	183	83	189
Palladium(4) (troy ounces, in thousands)	221	101	225
Rhodium(4) (troy ounces, in thousands)	9	17	13
Ruthenium(4) (troy ounces, in thousands)	3	2	1
Iridium(4) (troy ounces, in thousands)	4	6	3
Gold(4) (troy ounces, in thousands)	80	50	71
Silver(4) (troy ounces, in thousands)	1,990	1,435	1,570
Sulphuric acid and liquid sulphur dioxide (tonnes)	747,000	548,000	732,000

(1)	Includes 16,697 tonnes in 2004, 29,780 tonnes in 2003 and 19,343 tonnes in 2002 purchased by Inco.

(2)	A tonne is a metric unit equal to approximately 2,204.6 pounds.

(3)	Includes 1,133 tonnes in 2003 and 3,097 tonnes in 2002 purchased by Inco.

(4)	Excludes toll-refined materials.

Prices

     Nickel

     Inco’s nickel price realizations tend to lag LME cash nickel price movements due primarily to the terms of its contractual sales arrangements with certain of its customers. The LME, a physical market where various metals, including nickel, can be bought or sold for prompt or future delivery, represents the principal terminal market for primary nickel in the world. We realize a premium over prevailing LME cash prices for our nickel powders and other value-added products, as discussed under “Inco Special Products” below.

     Our average realized price for our primary nickel products, including intermediates and purchased products, was $13,906 per tonne ($6.31 per pound) in 2004, representing an increase of 41 per cent from the average price of $9,860 per tonne ($4.47 per pound) in 2003. The 2003 average realized price was 38 per cent higher than the average price of $7,143 per tonne ($3.24 per pound) realized in 2002.

     The price realizations for our nickel and other primary metals products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for our products in the marketplace relative to the supply available from us and our competitors, including for this purpose similar primary metals materials in various producer, merchant and consumer inventories, inventories of secondary or scrap materials containing nickel and other metals in usable or recyclable form, and supplies of other materials which may compete as substitutes. Of particular importance is the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel and certain other industrial applications. The stainless steel scrap ratio, or the proportion or ratio of nickel-containing stainless steel scrap relative to the total nickel (including primary nickel) consumed by stainless steel producers, was 47 per cent in 2004, compared with 44 per cent in 2003 and 45 per cent in 2002. The applications for nickel and variations in demand for and supply of nickel are discussed under “Nickel” below.

     For information on Inco’s hedging transactions relating to nickel, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations – Derivative Instrument Positions” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and Notes 1, 21 and 24(h) to the financial statements under Item 8 of this Report.

     The average prices, per tonne and per pound, realized by Inco for its primary nickel products, including intermediates and purchased products, for the five years ended December 31, 2004, including by quarter for 2004, are shown in the following table:

Year	Nickel
	($ per tonne)	($ per pound)
2000	9,007	4.09
2001	6,468	2.93
2002	7,143	3.24
2003	9,860	4.47

2004
First Quarter	14,660	6.65
Second Quarter	12,587	5.71
Third Quarter	14,258	6.47
Fourth Quarter	14,138	6.41
Year	13,906	6.31

     Copper

     Inco’s average realized price for copper was $2,916 per tonne ($1.32 per pound) in 2004, representing an increase of 59 per cent from the average price of $1,832 per tonne ($0.83 per pound) in 2003. The 2003 average realized price was 12 per cent higher than the average price of $1,629 per tonne ($0.74 per pound) realized in 2002.

     The average prices, per tonne and per pound, realized by us for copper, including purchased products, for the five years ended December 31, 2004, including by quarter for 2004, are shown in the following table:

Year	Copper
	($ per tonne)	($ per pound)
2000	1,908	0.87
2001	1,668	0.76
2002	1,629	0.74
2003	1,832	0.83

2004
First Quarter	2,793	1.27
Second Quarter	2,788	1.26
Third Quarter	2,821	1.28
Fourth Quarter	3,283	1.49
Year	2,916	1.32

     Other Metals

     The average prices, per tonne or per troy ounce, realized by Inco for cobalt, the principal platinum-group metals (platinum, palladium and rhodium), gold and silver, all of which are produced primarily from our Ontario ores, for the five years ended December 31, 2004 are shown in the following table:

Year	Cobalt	Platinum	Palladium	Rhodium	Gold	Silver
	($ per tonne)		($ per troy ounce)
2000	29,475	541.55	670.04	1,930.63	278.91	4.99
2001	23,216	541.27	711.32	1,475.85	270.50	4.40
2002	15,124	545.92	419.70	804.59	309.17	4.58
2003	18,846	588.96	297.36	530.66	367.72	4.86
2004	46,442	762.73	225.56	1,166.85	398.68	6.73

     For information on our hedging transactions relating to these metals, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations – Derivative Instrument Positions” under Item 7 of this Report and Notes 1, 21 and 24(h) to the financial statements under Item 8 of this Report.

Results of Operations

     All financial statement information in this Report is based on our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. A reconciliation of our Canadian GAAP financial statements to United States GAAP is presented in Note 24 to the financial statements under Item 8 of this Report.

Customers

     As in recent years, sales of Inco’s primary metals products in 2004 were concentrated in the United States, Europe, Japan, other countries in Asia, and Canada, with sales of nickel to customers in Asia representing about 62 per cent of its total nickel sales revenues for 2004. For further information, see “Inco’s Position in the Nickel Industry” below.

     No single non-affiliated customer of Inco accounted for more than 10 per cent of total sales in 2004, 2003 or 2002.

     See “Nickel”, “Copper” and “Other Primary Metals and Related Products” below for additional information on the Company’s customers.

Competitors

     A discussion of the competitive conditions in the nickel industry appears under “Nickel” below. Competitive conditions with respect to our other primary metals and related products are discussed under “Copper” and “Other Primary Metals and Related Products” below.

Inventories

     Inco’s general practice is to sell its principal primary metals products at the time of production and not to hold inventories except as necessary to meet its current sales requirements. Our finished nickel inventories at the end of each of the five years ended December 31, 2004 are shown in the following table:

Inco’s Finished
Year-end	Nickel
(in tonnes)
2000	26,582
2001	26,517
2002	23,126
2003	25,604
2004	27,334

     Historically, we have believed that the minimum finished nickel inventories we generally need to run our business and meet our customers’ requirements should be about 26,000 tonnes, depending upon the required product mix and other factors. Finished nickel inventories were higher at year-end 2004 than at year-end 2003 due to the timing of certain shipments which were to be made in late 2004. We expect to continue to evaluate the factors to be considered in determining what our minimum inventory level should be.

Nickel Unit Cash Cost of Sales

     Since this measure captures our key costs of production and the impact of prices for our by-products, nickel unit cash cost of sales represents a key performance measurement that management uses to manage our costs and operations.

     Nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of contributions from by-products sold divided by Inco-source nickel deliveries, increased to $5,732 per tonne ($2.60 per pound) in 2004 from $4,453 per tonne ($2.02 per pound) in 2003. The 2004 increase in nickel unit cash cost of sales before by-product credits was principally due to the higher cost for, and volumes of, purchased nickel intermediates, the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate compared with 2003, higher costs for heavy oil at PT Inco, higher spending on supplies and services primarily as a result of increased production rates and higher earnings-based compensation payments, partially offset by the absence of ramp-up costs which we incurred in the third quarter of 2003 after the end of the strike at our Ontario operations, and the cost reductions and related savings as discussed below. Nickel unit cash cost of sales before by-product credits increased in 2003 from $3,483 per tonne ($1.58 per pound) in 2002.

     Nickel unit cash cost of sales after by-product credits increased to $5,115 per tonne ($2.32 per pound) in 2004 from $4,740 per tonne ($2.15 per pound) in 2003. The increase in nickel unit cash cost of sales after by-product credits for 2004 compared with 2003 was due to higher nickel unit cash cost of sales before by-product credits, partially offset by higher by-product credits as a result of higher realized selling prices for and higher deliveries of our principal by-products. Nickel unit cash cost of sales after by-product credits increased in 2003 from $3,197 per tonne ($1.45 per pound) in 2002. The increase in nickel unit cash cost of sales both before and after by-product credits in 2003 was due to the unfavourable effect of the strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs at PT Inco and our Ontario operations, higher employment and pension costs, higher costs for purchasing and processing larger volumes of purchased nickel intermediates, the ramp-up problems experienced at our Ontario operations after the three-month strike discussed above, and, in the case of nickel unit cash cost of sales after by-product credits, lower contributions from by-products primarily resulting from lower deliveries of platinum group metals.

     We use purchased nickel intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased nickel intermediates is higher than that for processing our own mine production and such costs increase as the prevailing prices, LME cash nickel or other benchmark prices, on which basis this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.

     A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “”Non-GAAP Financial Measure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

     In 2004, Inco realized cost reductions and related savings of $59 million. We are currently targeting a further $60 million in cost reductions in 2005.

     Inco’s nickel unit cash cost of sales, both before and after by-product credits, for the five years ended December 31, 2004 are shown in the following table:

	Nickel Unit Cash	Nickel Unit Cash
	Cost of Sales	Cost of Sales
	Before By-	After By-
Year	Product Credits	Product Credits
	($ per pound)
2000	1.48	1.23
2001	1.56	1.35
2002	1.58	1.45
2003	2.02	2.15
2004	2.60	2.32

     Based upon the average exchange rate for the year, the Canadian dollar, the currency in which a substantial portion of our operating costs are incurred, increased by 7.5 per cent relative to the U.S. dollar in 2004. In 2003, the Canadian dollar increased by 12 per cent relative to the U.S. dollar. At December 31, 2004, the value of the Canadian dollar relative to the U.S. dollar was $0.831, compared with $0.774 at December 31, 2003 and $0.633 at December 31, 2002, and was $0.831 at March 11, 2005. At December 31, 2004, we had outstanding forward currency contracts to purchase Cdn.$230 million at an average exchange rate of $0.749 during 2005. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs of the planned facilities for the initial phase of the Voisey’s Bay project. We also had outstanding at December 31, 2004 forward currency contracts to purchase Cdn.$79 million at an average exchange rate of $0.840 during 2005 and 2006. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of our future construction costs of certain capital assets at our Ontario operations. In addition, at December 31, 2004 we had outstanding forward currency contracts to purchase Cdn.$170 million at an average exchange rate of $0.808 during 2005. The purpose of these contracts is to offset the foreign exchange risk associated with a portion of our Canadian dollar denominated tax liabilities which are due in the first quarter of 2005 in respect of the 2004 calendar year. For further information on these contracts and a discussion of the sensitivity of foreign currency exchange rates on the Company’s earnings, see “Voisey’s Bay Nickel Company Limited – Project Phases” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

     Operating costs continued to represent a major challenge for us in 2004 due to a stronger Canadian dollar, higher energy costs, increased pension expense and higher costs for purchased intermediates. It is currently expected that at least some of the principal factors which have caused increases in nickel unit cash cost of sales before and after by-product credits for 2004 will continue to adversely affect such nickel unit cash costs of sales into 2005.

     For information regarding Inco’s profit sharing and incentive arrangements and the collective agreements with our unionized employees, see “Employees” below.

Business Segment Information

     Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so called “greenfield” projects, our wholly owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador, Canada and our approximately 90 per cent owned Goro nickel-cobalt project in New Caledonia. For further information on our business segments by operating segment, including each segment’s net sales to customers, earnings and total assets, and geographic location, see Note 20 to the financial statements under Item 8 of this Report.

Nickel

     Applications for Nickel1

     Nickel is a hard, malleable metal with a wide range of uses. Its principal characteristics include imparting strength and corrosion resistance in alloys. The following five general categories constitute the principal applications of nickel: (i) nickel-bearing or austenitic stainless steels, (ii) low-alloy steels, (iii) non-ferrous alloys, (iv) foundry industry castings and (v) non-alloying uses. Inco’s nickel products represent what is known in the industry as “primary” nickel, a designation given to nickel produced principally from nickel ores. It is estimated that approximately 81 per cent of global primary nickel consumption relates to its end use in austenitic stainless steel production and as an alloy with other metals. The other type of nickel used in industrial applications is known as “secondary” nickel, which is also referred to as recycled or scrap nickel. Secondary nickel units are recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete plant and equipment. In the recent past, secondary nickel has represented between 44 and 48 per cent of the total nickel used for austenitic stainless steels, with primary nickel accounting for between 52 and 56 per cent of such nickel use. These percentages can vary based upon relative prices, the availability of scrap and other factors.

     The nickel industry generally divides its primary nickel products into three categories: (i) charge nickel products (products of various nickel purities produced in special forms for the stainless and low-alloy steel industries), (ii) melting nickel products (relatively pure metallic products for the non-ferrous metals and foundry industries) and (iii) plating nickel products (relatively pure metallic products in special shapes or cut to special sizes for the plating industry).

     The dominant use of primary nickel in the world has continued to be in the production of nickel-bearing or austenitic stainless steels. Stainless steels, defined as iron-based alloys containing 10.5 per cent or more chromium, are typically identified by their metallurgical structure – austenitic, ferritic, martensitic, precipitation-hardening and duplex. Approximately 75 to 77 per cent of global stainless steel production in recent years has consisted of austenitic, or nickel-bearing, grades. On average, austenitic stainless steels contain approximately eight to 10 per cent nickel. Nickel-bearing stainless steels are used throughout the industrialized world in a wide variety of applications ranging from consumer products to industrial process equipment, as well as for power generation and transportation equipment, kitchen appliances and hundreds of other applications where strength and corrosion resistance are required. Nickel use in nickel-bearing or austenitic stainless steels currently accounts for about 63 per cent of annual global primary nickel consumption.

     A second, closely related, use of primary nickel is in low-alloy steels for construction and in structural, tool, high-strength and electrical steels. These steels are produced in greater volume than stainless steels but with a much lower nickel content, averaging less than one per cent nickel by weight. They account for about five per cent of annual global primary nickel demand.

     The third category of nickel use is in non-ferrous alloys which, unlike the two categories of steel alloys noted above, contain little or no iron. These alloys, which are used in industrial process plants, marine engineering, coinage, electronics, and gas turbine engine components, as well as in other diverse products, account for approximately nine per cent of annual global primary nickel demand.

     A fourth category is comprised of foundry industry castings, which consist of either iron alloys, steel alloys or non-ferrous alloys. These uses account for about four per cent of annual global primary nickel demand and represent the balance of the approximately 81 per cent of primary nickel used to make stainless steels and nickel-containing alloys.

     The fifth category consists of various non-alloying uses of primary nickel. These uses account for the remaining 19 per cent of annual global primary nickel demand, and include electroplating (representing about 10 per cent of primary nickel demand) and numerous applications of nickel powders, including Inco’s specialty nickel powder products described under “Inco Special Products” below. Many consumer durable goods, such as metal furniture, are nickel-chrome electroplated. Nickel powder applications are a relatively small but important nickel-consuming sector. Given the properties of nickel powders, applications include dissolving nickel into salts for plating and catalysts for the petrochemical industry, and use in nickel-cadmium and nickel-hydride rechargeable batteries, welding electrodes, metal sprays and specialized parts made by powder metallurgy.

     As indicated above, nickel used in stainless and low-alloy steel sectors accounts for approximately 68 per cent of annual global

[1] Unless otherwise indicated, data in this Report on applications for nickel are on a global basis. Reports prior to 2003 from the Company included data on a Western-World-plus-China basis. “Western World” is defined as the world excluding the former East Bloc countries (Russia and other members of the former Commonwealth of Independent States, China, Cuba, Bulgaria, the Czech Republic, Slovakia, Hungary, Poland and Romania).

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

     In early 2004, the Nickel Development Institute (“NiDI”), a non-profit association formed in 1984 to promote applications for nickel, and the Nickel Producers Environmental Research Association (“NiPERA”), an organization that Inco and other nickel producers formed in 1980 to focus on and fund scientific studies relating to environmental, health and other issues related to various forms of nickel, merged to form the Nickel Institute (“NI”). Inco had been a member of NiDI since it was founded. The NI, the membership of which represents more than 70 per cent of current world nickel production, generates and communicates information required to support the safe and sustainable production, use and re-use of nickel. It also provides a single membership and management structure for the activities previously undertaken separately by NiDI and NiPERA, such as research and development projects, including projects aimed at promoting the use of nickel-containing stainless steels, broadening markets for nickel-containing alloys resistant to extreme temperatures, high pressure and corrosion, and seeking to ensure that sound science is used as the basis for regulatory developments relating to the production and use of nickel and nickel-containing products and the recycling or disposal of nickel-containing waste materials. The NI continues the nickel use-related technical work of NiDI, but is focused more on nickel issues related to stewardship and sustainable development, including the generation and use of knowledge about the full life cycle impacts of nickel.

     Historical Review of the Nickel Industry; Recent Industry Conditions2

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

     With the oil crisis in 1973, the substantial rise in energy costs resulted in a reduction in industrial production and a consequent reduction in primary nickel demand. These negative trends were repeated in the early 1980s following a second round of significant oil price increases in 1979-1980 but were reversed in the second half of the 1980s, when a period of strong industrial growth resulted in an increase in the demand for nickel.

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

     In the latter half of the 1990s, strong economic growth led to significant increases in stainless steel production and nickel demand, except that the Asian economic crisis in 1998 caused overall nickel demand to decrease slightly that year. The decrease in the demand for nickel during 1998, combined with the market’s anticipation of large supplies of low-cost nickel from three new Australian laterite

[2] Data and estimates included in this historical review through 2002 are limited to the Western World because of limited available data for certain countries. See Note 1 above with respect to our definition of “Western World.”

projects, Murrin Murrin, Bulong and Cawse, resulted in the LME cash nickel price reaching a low for the decade of $3,725 per tonne ($1.69 per pound) in December 1998. Nickel prices recovered during 1999, supported by the resumption of strong economic and nickel demand growth, with the LME cash nickel price reaching $8,450 per tonne ($3.83 per pound) at the end of 1999.

     The LME cash nickel price continued to increase into 2000, reaching a peak of $10,660 per tonne ($4.84 per pound) in March 2000 but over the balance of 2000 declined to $7,190 per tonne ($3.26 per pound) by the end of the year. Solid market conditions contributed to the increase in the average LME cash nickel price to $8,641 per tonne ($3.92 per pound) in 2000. World production of stainless steel increased by 8.8 per cent in 2000 to a then record level of 19.5 million tonnes. However, the use of primary nickel in this segment registered no growth in 2000 due to the increased supply of nickel-containing stainless steel scrap. Overall world demand for primary nickel grew by 5.8 per cent in 2000 to 1,109,000 tonnes, reflecting both stock building by consumers and an estimated 12 per cent growth in consumption for primary nickel in applications other than stainless steel. In 2000, world primary nickel supply increased by an estimated 78,000 tonnes to 1,105,000 tonnes, due mainly to a rise in primary nickel production in the Western World of approximately 52,000 tonnes, reflecting mainly production from new nickel capacity and the continued commissioning of the three new laterite projects in Australia referred to above. Demand for nickel in 2000 exceeded supply by approximately 4,000 tonnes, but we believe that additional material was withheld from the market by one leading nickel producer, as reflected in nickel inventories held in LME warehouses, which fell by over 37,000 tonnes during the year.

     Market fundamentals weakened during 2001 as the world’s major economies experienced softness. This weakness in demand was primarily concentrated in the Western World where nickel demand declined significantly. While there was continued strength in nickel demand in China in 2001, Inco estimates that there was an overall decline in world nickel demand in 2001 of 2.2 per cent to approximately 1,085,000 tonnes. World primary nickel production increased by 43,000 tonnes to 1,148,000 tonnes in 2001. The largest sources of this increase in supply were the continued ramping up of the laterite projects in Australia and the commissioning of new capacity in Venezuela and Colombia. The world nickel market in 2001 shifted to a surplus position of approximately 63,000 tonnes following the deficit positions in the previous two years. Over 2001, nickel inventories held by consumers are estimated to have fallen by 13,000 tonnes while LME inventories increased by only 9,510 tonnes, ending 2001 at 19,188 tonnes. The cash nickel price on the LME opened 2001 at $6,995 per tonne ($3.17 per pound) but declined to the year’s low of $4,420 per tonne ($2.00 per pound) in late October 2001. With the aggressive reduction of interest rates in the United States and renewed prospects for an economic recovery, prices for nickel improved in the fourth quarter of 2001 and the LME cash nickel price had increased to $5,680 per tonne ($2.58 per pound) as of December 31, 2001.

     The nickel market strengthened in 2002 as world demand grew by approximately eight per cent during the year to 1,168,000 tonnes despite continued weakness in certain large segments of the global economy. The growth in nickel demand in 2002 was primarily concentrated in the stainless steel sector where the growth in nickel demand increased by almost 10 per cent, driven by an increase in stainless steel production and minimal growth in the use of nickel-containing stainless steel scrap by stainless steel producers. World stainless steel production increased by 7.9 per cent to approximately 20.3 million tonnes. This production growth was particularly strong in the United States, where production increased by 20 per cent, driven by the opening of a new 800,000 tonne-per-year stainless steel production facility in Kentucky, and in Taiwan, where production increased by 20 per cent as existing facilities operated at near-capacity levels. The growth in primary nickel supply in 2002 came principally from (i) Colombia and Venezuela, where new or “greenfield” projects were completing their ramp-up to their design capacities, (ii) Australia, where production increased from the continued ramp-up of one project and higher production from certain existing producers, and (iii) Japan, where production in the form of ferronickel rebounded to near-capacity levels. The strong growth in nickel demand largely offset the growth in nickel production in 2002, resulting in a small surplus of approximately 8,000 tonnes for the year. Inventories of nickel on the LME increased slightly during 2002, remaining at a relatively low level of 21,972 tonnes at December 31, 2002. The LME cash nickel price opened 2002 at $5,680 per tonne ($2.58 per pound) and increased during the first half of 2002 as the economies of certain industrialized countries began to recover, ending the first half of the year at $7,080 per tonne ($3.21 per pound). Prices declined through the third quarter, reaching a low of $6,305 per tonne ($2.86 per pound) in September 2002 as concern over the pace of economic recovery and uncertainty about a potential war with Iraq adversely affected the nickel markets. The LME cash nickel price recovered in the fourth quarter, underpinned by improving fundamentals for nickel, ending 2002 at $7,100 per tonne ($3.22 per pound).

     The world nickel market strengthened in 2003 as demand grew by approximately seven per cent during the year to 1,244,000 tonnes despite continued weakness in certain large segments of the global economy. During 2003, growth in industrial production continued in China and was positive in the United States and Japan for the first time in three years, while economic recovery in Europe continued to struggle to take hold.

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

     The growth in world production of primary nickel in 2003 could not keep pace with the demand growth experienced that year. Production of primary nickel in 2003 was adversely affected by the labour disruption at our Ontario operations during a three-month period beginning June 1, 2003 which resulted in effectively no production from these operations which would normally produce about 9,000 tonnes (20 million pounds) of primary nickel per month. We believe that several other major producers failed to reach their 2003 projected production targets due to unexpected maintenance or operational problems. The shortfall in production was partially offset by the release of approximately 60,000 tonnes into the market during 2003, which nickel had been used as collateral for a loan to one nickel producer. In addition, production of ferronickel in Australia, New Caledonia, Colombia and the Dominican Republic increased in 2003. As a result, world primary nickel production increased by 28,000 tonnes to 1,204,000 tonnes in 2003. World primary nickel supply increased to 1,264,000 tonnes taking into account the release into the market of the 60,000 tonne loan collateral discussed below.

     The significant growth in nickel demand during 2003, coupled with the limited supply growth, created an underlying deficit between supply and demand in 2003 of approximately 40,000 tonnes. With the release in 2003 of 60,000 tonnes of nickel that one producer had pledged as collateral for a loan, we believe there was a small surplus in the global nickel market of approximately 20,000 tonnes in 2003. Inventories of nickel on the LME increased slightly during 2003 by 2,100 tonnes, remaining at a relatively low level of 24,072 tonnes at December 31, 2003.

     For a discussion of the LME cash nickel price during 2003, see “Overview – Key Factors Affecting our Business – 2003 Highlights” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

     The year 2004 was one characterized by high nickel prices which we believe were due principally to broad-based growth in underlying global demand for nickel and nickel-containing materials, in particular in the United States, China and certain European countries. The increase in demand is attributed to a recovery in non-stainless steel applications for nickel, in particular for high nickel alloys and battery materials. While primary nickel demand in stainless steel applications experienced virtually no growth in 2004, global stainless steel production did increase, but primary nickel demand was negatively affected in this key application by the relatively large increase in nickel-containing scrap consumption and substitution for nickel in certain stainless steel applications. We believe that relatively low physical inventories, high prices and the active trading of hedge or similar funds which purchase and sell or otherwise trade in metals for profit (“Metals Trading Funds”) contributed to the volatile price conditions experienced in 2004, volatility that the nickel markets had not experienced in over 13 years. The difference between the high and low LME cash nickel prices for 2004 was $7,240 per tonne ($3.28 per pound). As discussed below, the global nickel market experienced a small deficit for 2004 given that the level of demand exceeded the level of supply. We believe that the level of demand was, however, restrained by the amount of supply available, thereby limiting the demand growth rate and the size of the actual demand-supply deficit.

     The global nickel market reflected favourable fundamentals for primary nickel producers such as ourselves in 2004 as demand increased, although we estimate that underlying world demand would have grown by approximately seven per cent from 2003 levels if adequate nickel had been available to meet consumption. Underlying demand growth was driven by the strongest global industrial production growth in 10 years, led by continued economic growth in China, as well as growth in South Korea, Taiwan and Japan. The industrial economies of the United States and Europe also exhibited growth above the levels seen in the 2000-2003 period.

     The growth in primary nickel demand in 2004 was concentrated in the non-stainless steel sector, as demand from the stainless steel sector was adversely affected by several factors as discussed below. Nickel demand growth in the non-stainless steel sector increased by seven per cent in 2004, as demand for nickel for the production of high nickel alloys improved as a result of the recovery of the aerospace industry as well as due to growth in electronics and battery applications for nickel. Nickel demand from battery applications improved in 2004, in part due to the increased production of hybrid electric vehicles that contain nickel in their battery systems. However, high nickel prices and the effect of substitution of other materials for nickel adversely affected demand for nickel in plating applications. World production of stainless steel increased by seven per cent to approximately 23.5 million tonnes in 2004. This growth was due, in part, to increased capacity utilization at several large-scale stainless steel manufacturing facilities which had been commissioned during 2002 and 2003. Stainless steel production expanded in all major industrial regions and was particularly strong in South Korea where new production facilities were operating at capacity during the year. However, primary nickel demand growth in the stainless steel sector was adversely affected, as noted above, by a large increase in secondary nickel stainless steel scrap consumption, as well as an increase in the production of stainless steels containing relatively low amounts or grades of nickel (one to four per cent) and grades containing no nickel compared with higher nickel (eight to 10 per cent) containing stainless steel grades.

     The growth in the world supply of primary nickel in 2004 could not keep pace with the underlying demand growth and world supply for 2004 was lower than world nickel supply in 2003, taking into account the 60,000 tonnes of nickel that had been pledged as loan collateral by one producer and was subsequently released into the market in 2003, although production of primary nickel increased by four per cent in 2004. Approximately 50 per cent of global nickel production growth was the result of our recovery from our strike-affected levels experienced in 2003. In addition, domestic production of nickel in China and Ukraine increased in 2004 from 2003 levels. As a result, world primary nickel production increased by 54,000 tonnes to 1,258,000 tonnes in 2004. However, world primary nickel supply of 1,258,000 tonnes decreased from 1,264,000 tonnes in 2003, taking into account the release into the market in 2003 of the 60,000 tonnes of nickel referred to above.

     The growth in nickel demand during 2004, coupled with the overall decline in supply for 2004 taking into account the 60,000 tonnes representing collateral for a loan which were released into the market in 2003, as discussed above, created a deficit between supply and demand of approximately 6,000 tonnes. Inventories of nickel on the LME, decreased during 2004 by 3,174 tonnes to a relatively low level of 20,898 tonnes at December 31, 2004. LME nickel inventories have declined by 11,610 tonnes in 2005, with such inventories totalling 9,288 tonnes as of March 10, 2005.

     For a discussion of the LME cash nickel price during 2004, see “Overview – Key Factors Affecting our Business – 2004 Highlights” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

     An uncertain global economic environment would be expected to have a significant adverse effect on Inco’s business and financial results given the historical positive correlation between industrial production and demand for primary nickel and our other products. There can be no assurance that the over supply situations which have existed historically in the nickel markets could not reoccur in the future. Any such conditions would have an adverse effect on the prices realized by us for our nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries can also adversely affect nickel prices and the prices of other metals produced by us. These factors are beyond our control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by us. There can be no assurance that the price for nickel or other metals produced by us will not decline. A return to the nickel price realizations for us reasonably near to the LME cash nickel price which prevailed through most of 1998 and into the first half of 1999 and during a portion of the second half of 2001 would have a material adverse effect on our results of operations, financial condition, cash flows and liquidity.

     World primary nickel demand has increased at an average compound annual rate of approximately six per cent over the last ten years. As noted under “Applications for Nickel” above, about two-thirds of world primary nickel demand is associated with the production of austenitic stainless steels. The following table shows the relationship between our most recent estimates of world primary nickel demand and stainless steel production for the five years ended December 31, 2004:

	World	World
	Primary Nickel	Stainless Steel
Year	Demand(1)	Production
	(in tonnes)	(in millions of tonnes)
2000	1,109,000	19.5
2001	1,085,000	18.8
2002	1,168,000	20.3
2003	1,244,000	22.0
2004(2)	1,264,000	23.5

(1)	Previously disclosed figures were provided on a Western World-plus-China basis.

(2)	Preliminary estimates.

     The following table shows Inco’s most recent estimates of world primary nickel demand, world primary nickel supply, year-end combined Western World producers’ and LME inventories of primary nickel, year-end LME nickel inventories and the average annual LME cash nickel prices for the five years ended December 31, 2004:

	World		World		Year-End			Average
	Primary		Primary		Combined Western			Annual LME
	Nickel		Nickel		World Producers’ and		Year-End LME	Cash Nickel
Year	Demand		Supply		LME Inventories(2)		Inventories	Prices
					(in tonnes)			($ per tonne)
2000	1,109,000		1,105,000		90,000		9,678	$8,641
2001	1,085,000		1,148,000		106,000		19,188	5,948
2002	1,168,000		1,176,000		100,000		21,972	6,772
2003	1,244,000		1,264,000		104,000		24,072	9,640
2004	1,264,000	(1)	1,258,000	(1)	105,000	(1)	20,898	13,852

(1)	Preliminary estimates.

(2)	Excludes Russia, other members of the former CIS, China, Cuba and Eastern Europe.

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

     Participants in the Nickel Industry

     The seven largest suppliers in the nickel industry, each having its own integrated facilities, including nickel mining, processing, refining and marketing operations, are MMC Norilsk Nickel (“Norilsk”), Inco, Falconbridge Limited (“Falconbridge”), BHP Billiton plc (“BHP Billiton”), Jinchuan Nonferrous Metals Corporation (“Jinchuan”), WMC Resources Ltd. (“WMC”) and Eramet and its subsidiary, Le Nickel-SLN (collectively, “Eramet”). If BHP Billiton is successful in acquiring WMC, based upon its announcement in early March 2005, we believe that BHP Billiton would become the third largest supplier in the nickel industry. Inco estimates that these seven producers accounted for about 62 per cent of the total world primary nickel production in 2004. In addition to these seven principal industry participants, there are approximately 25 other producers in numerous other countries around the world that participate in the nickel industry. Operations of the seven largest producers are located in several countries. Inco, as noted on page 1 of this Report, has operations in Canada, the United Kingdom, Indonesia, Japan and China and in other parts of Asia through two companies, Taiwan Nickel and Korea Nickel, in whose refining capacity Inco has interests, but less than majority ownership. Norilsk has operations in Russia; WMC has operations in Australia; Falconbridge has operations in Canada, Norway and the Dominican Republic; Jinchuan has operations in China; BHP Billiton has operations in Australia and Colombia; and Eramet has operations in France and New Caledonia.

     Norilsk has integrated facilities at Norilsk in Siberia and at Pechenga and Severonickel on the Kola Peninsula of Russia. For 2004, Norilsk reported production of approximately 243,000 tonnes of nickel from all of its facilities, compared with 239,000 tonnes in 2003 and 218,000 tonnes in 2002. Nickel exports from Russia were 251,000 tonnes in 2004, compared with 238,000 tonnes in 2003 and 208,000 tonnes in 2002.

     Inco’s Position in the Nickel Industry

     Inco is a leading producer of nickel. Our nickel deliveries in 2004 represented an estimated 20 per cent of the total world demand for primary nickel, compared with 17 per cent in 2003 and 20 per cent in 2002.

     Our total deliveries of nickel in 2004 were 251,882 tonnes, representing an increase of 18 per cent from total deliveries of 213,890 tonnes in 2003. Deliveries of Inco-source nickel were 235,185 tonnes in 2004, representing an increase of 28 per cent from deliveries of 184,110 tonnes in 2003. The increase was primarily due to increased production at our Canadian and U.K. operations as well as at

PT Inco. Production for all metals for 2003 was adversely affected by a three-month strike at our Ontario operations that began on June 1, 2003.

     In 2003, our total deliveries of nickel represented a decrease of eight per cent from total deliveries of 231,590 tonnes in 2002. Deliveries in 2003 of nickel produced at our own facilities represented a decrease of 13 per cent from deliveries of 212,247 tonnes in 2002. The decrease in deliveries was primarily due to lower production at our Ontario operations as a result of the three-month strike and was partially offset by higher nickel deliveries from PT Inco and our Manitoba operations and an increase in the deliveries of purchased finished nickel. Deliveries of finished nickel purchased from external sources, which we use to supplement Inco-source production as required, increased by 54 per cent in 2003 as a result of the three-month strike at our Ontario operations.

     We believe that one of the key strengths of our position in the highly-competitive global nickel industry is the broad geographic distribution of our customers. In 2004, we continued to supply our customers worldwide from our operations in Canada, the United Kingdom and Asia. In 2004, reflecting our global market presence, 25 per cent of our total primary nickel deliveries were to customers in the United States and Canada, 23 per cent to customers in Japan, 11 per cent to customers in Europe, and 41 per cent to customers in other countries, primarily in Asia, compared with 21 per cent to customers in the United States and Canada, 25 per cent to customers in Japan, 12 per cent to customers in Europe, and 42 per cent to customers in other countries, primarily in Asia, in 2003. In 2004, sales to customers in Asia, including Japan, represented 62 per cent of our total nickel deliveries for the year, compared with 66 per cent in 2003.

     In 2004, we continued to implement marketing strategies aimed at providing consistent long-term demand for our products. At year-end 2004, we had fixed-volume contracts with customers for a substantial portion of our expected annual nickel sales. These contracts, combined with the requirements of our affiliated refineries in Asia and our sales of proprietary nickel products, have continued to provide stable demand for a significant portion of our annual production.

     The following table shows, for the five years ended December 31, 2004, our most recent estimates of total world primary nickel demand, our total nickel deliveries, our deliveries of purchased nickel, our estimated share of world demand based on our total nickel deliveries, the LME average cash and three-month nickel prices and our average realized price for our primary nickel products:

							LME	LME	Inco
				Inco	Inco		Average	Average	Average
				Deliveries of	Share of		Cash	3-Month	Realized
	World Primary		Total Inco	Purchased	World		Nickel	Nickel	Nickel
Year	Nickel Demand		Deliveries(1)	Nickel	Demand		Price	Price	Price(1)
			(in tonnes)		(%)			($ per tonne)
2000	1,109,000		259,374	60,277	23		8,641	8,453	9,007
2001	1,085,000		230,049	22,978	21		5,948	5,877	6,468
2002	1,168,000		231,590	19,343	20		6,772	6,755	7,143
2003	1,244,000		213,890	29,780	17		9,640	9,610	9,860
2004	1,264,000	(2)	251,882	16,697	20	(2)	13,852	13,765	13,906

(1)	Includes intermediates and purchased nickel.

(2)	Preliminary estimates.

Inco Special Products

     Inco is a world leader in the development, production and sale of value-added or specialty nickel products, including powders, foams, flakes, oxides and nickel-coated graphite. These products are used for such applications as consumer electronics, rechargeable batteries for consumer and hybrid vehicle use, fuel cells, powder metallurgy, automotive parts, electromagnetic interference shielding for computers and cellular telephones, special catalysts and salts, metal injection moulding, and hard metal binders.

     Inco Special Products, an unincorporated business unit, has responsibility for all business activities related to our value-added or specialty nickel products. Our value-added or specialty nickel products are developed at our research laboratory at Mississauga, Ontario and are manufactured, using our proprietary gas decomposition technology, at our refineries in Sudbury, Ontario and Clydach, Wales; and certain value-added or specialty products are also manufactured at Novamet3 Specialty Products Corporation (“Novamet”), a wholly-owned subsidiary of Inco Limited located in Wyckoff, New Jersey. Inco Special Products expects to continue to work closely with customers to develop advanced nickel products to meet their needs. Accounting for approximately eight per cent of

[3]	Inco trademark

Inco’s nickel sales revenue in 2004, compared with nine per cent in 2003 and 12 per cent in 2002, value-added or specialty nickel products are sold at premium prices. These premiums are affected by fluctuations in the LME cash nickel price and how we price certain of our value-added or specialty nickel products.

Copper

     We produce copper at our Ontario operations which we recover, in conjunction with nickel, principally from the sulphide ores mined in the Sudbury area of Ontario. In 2004, our copper production was 124,456 tonnes, representing an increase of 37 per cent from 91,134 tonnes in 2003 and reflecting a return to normal production levels following the three-month strike and ramp-up problems associated with the restart of operations after the strike at our Ontario operations in 2003. Copper production in 2003 was down 18 per cent from 111,787 tonnes in 2002 due to these factors.

     Our copper is sold to industrial users under the trademark ORC4. In 2004, all of our copper production was sold in North America at prices based on quotations on the COMEX Division of the New York Mercantile Exchange. Copper accounted for $364 million, or nine per cent, of our net sales to customers in 2004, compared with $171 million, or seven per cent, in 2003 and $184 million, or nine per cent, in 2002.

     Our sales and deliveries (including purchased copper) for the past three years and our average realized prices for copper for the past five years are shown in the tables under “Sales”, “Deliveries” and “Prices – Copper” above, respectively.

     World refined copper production is currently estimated to have been approximately 15.7 million tonnes in 2004, compared with 15.2 million tonnes in 2003 and 15.3 million tonnes in 2002.

     Like nickel prices, copper prices have been in recent years, and are expected to continue to be, subject to significant price volatility. In 2003, strong economic growth in Asia, in particular China, combined with a number of production cutbacks and the actions of one leading copper producer which we understand stockpiled material, led to accelerating declines in reported stocks throughout 2003. By the end of 2003, reported copper stocks on the COMEX and the LME had declined by over 40 per cent to 711,100 tonnes. The COMEX first position price averaged $1,787 per tonne ($0.81 per pound) in 2003, a 13 per cent increase from $1,580 per tonne ($0.72 per pound) in 2002. In 2004, continued economic growth in Asia, combined with the relatively strong economic recovery in the United States, led to an increase in global copper demand. Global copper production was, however, negatively impacted in 2004 by an open-pit mine collapse at one leading copper producer as well as labour disruptions at various other copper production facilities. By the end of 2004, combined reported copper stocks on the COMEX and the LME had declined from year-end 2003 levels by over 86 per cent to 97,100 tonnes in total. The COMEX first position price averaged $2,848 per tonne ($1.29 per pound) in 2004, a 59 per cent increase over the average price for 2003, and was $3,265 per tonne ($1.48 per pound) on March 11, 2005.

Other Primary Metals and Related Products

     Other primary metals and related products accounted for 10 per cent of our total net sales to customers in 2004, compared with eight per cent in 2003 and 15 per cent in 2002. These products include cobalt, platinum-group metals (platinum, palladium, rhodium, ruthenium and iridium), gold, silver, sulphuric acid, liquid sulphur dioxide and some modest quantities of selenium and tellurium, as well as certain price adjustments. For 2004, based upon production principally from our Ontario ores, we accounted for approximately three per cent of the world’s supply of platinum-group metals. Platinum-group metals are utilized primarily for catalysts, electronic components and jewellery. In addition to refining our own ores to obtain platinum-group metals, we process substantial volumes of spent automotive catalytic converters and other material containing these metals at our Sudbury, Ontario and Acton, England refineries. In 2004, such other material, which was principally toll-refined, accounted for about 64 per cent of all platinum-group metals refined by us, compared with 76 per cent in 2003 and 60 per cent in 2002. Deliveries of toll-refined material, however, are not included in our deliveries of precious metals shown in the table under “Deliveries” above since we do not take ownership of these materials. Sales of platinum-group metals accounted for approximately five per cent of our net sales to customers in 2004, compared with four per cent in 2003 and 11 per cent in 2002.

     Approximately 85 per cent of Inco’s cobalt production, which is derived from its Canadian ores and purchased feedstock material, is sold as metal, with the balance being sold as a cobalt intermediate product. The intermediate product is used by chemical producers

[4]	Inco trademark

to make cobalt-based chemicals. Cobalt metal is used in the production of various alloys, particularly for aerospace applications, as well as the manufacture of cobalt-based chemicals.

     Copper and nickel producers supply a majority of the world’s cobalt production as a by-product of their copper and nickel operations, which has resulted in the supply of cobalt being largely driven by the demand for copper and nickel rather than the demand for cobalt. As a result, there has been a significant increase in the supply of cobalt in the last decade. Demand for cobalt from the aerospace and land-based gas turbine sectors, which together currently represent about 23 per cent of world cobalt consumption, improved in 2004 compared with 2003, but still did not reach the level of demand that existed prior to September 11, 2001. In 2004, the total demand for cobalt increased as a result of the growth of applications for cobalt in the battery and catalyst market sectors. The increase in cobalt demand as a result of these applications, together with certain supply disruptions, resulted in the market that reportedly moved to a deficit position in the first half of 2004. In the second half of 2004, we believe that weaker market conditions prevailed as a result of consumers in Japan and China, having built up inventories, then scaled back purchases in the second half of the year and an increased supply of intermediate cobalt products from Africa. The Metal Bulletin 99.8 average reference price for cobalt, the most commonly used benchmark price for cobalt pricing, averaged $53,117 per tonne ($24.09 per pound) for the year, compared with $23,951 per tonne ($10.86 per pound) in 2003 and $15,660 per tonne ($7.11 per pound) in 2002. On March 9, 2005, the Metal Bulletin 99.8 average reference price for cobalt was $35,825 per tonne ($16.25 per pound).

     As indicated in the table of Inco’s price realizations under “Prices – Other Metals” above, Inco’s average realized price for its cobalt deliveries was $46,442 per tonne ($21.07 per pound) in 2004, compared with $18,846 per tonne ($8.55 per pound) in 2003 and $15,124 per tonne ($6.86 per pound) in 2002. Our Goro and Voisey’s Bay projects, in addition to the quantities of nickel projected to be produced by them, are also expected to produce significant quantities of cobalt given the currently estimated quantities of cobalt in the mineral deposits to be mined as part of these projects. With significant increases in the global supply of cobalt and changes in demand, the price of cobalt has fluctuated significantly over the past several years. The financial analyses undertaken by Inco in 2004 in support of the substantial planned investment to be made with respect to the Goro project have been based upon a long-term price of cobalt of $19.85 per kilogram ($9.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by these two projects, were to be below the long-term prices assumed by us, the expected financial returns from, and expected cash and other unit costs of production after by-product credits for, these projects would be adversely affected.

     Inco also produces sulphuric acid and liquid sulphur dioxide from the sulphur dioxide gases captured as part of its sulphur dioxide (SO2) abatement program at the Ontario operations. We produced a total of 676,000 tonnes of sulphuric acid and liquid sulphur dioxide in 2004, compared with 473,805 tonnes in 2003 and 673,995 tonnes in 2002. Most of our sulphuric acid production and all of our liquid sulphur dioxide production are sold to Chemtrade Logistics Inc., an unaffiliated customer, under long-term contractual arrangements at prices based on prevailing market prices for these products. These products are included in the table of product deliveries under “Deliveries” above.

     Tables showing the Company’s sales, deliveries and average net realized prices of these other primary metals and related products are shown under “Sales”, “Deliveries” and “Prices – Other Metals” above.

Mining and Production

     General

     Based on publicly available information and our own studies and analysis, we believe that, relative to other nickel producers, we are a low-cost producer of nickel. Since low-cost operations are essential in the highly competitive global nickel business, one of our key strategic objectives is to become the world’s lowest-cost and most profitable producer of nickel. A number of favourable factors, as described below, generally contribute to our current cost structure, with the contribution of each factor varying from year to year. A number of other nickel producers experienced some of the same cost pressures we did in 2004, including higher energy costs and the impact of the strengthening of the Canadian dollar and certain other currencies in which some or all of their costs of production are incurred relative to the U.S. dollar, the currency in which at least some of their revenue is received.

     Our estimated ore reserves include both sulphide and laterite nickel deposits which are the two main types of nickel deposits found in the world. Sulphide deposits currently account for about 30 per cent of the world’s nickel resources and are found in bedrock, often deep below the surface, which generally makes them more costly to mine than laterite deposits. Sulphide deposits commonly contain copper, precious metals and cobalt in addition to nickel. Laterite deposits, which currently account for the remaining 70 per cent of the world’s nickel resources, occur as either “wet” laterites or “dry” laterites. Wet laterites are found in tropical areas where heavy rainfall combined with suitable landforms have resulted in the concentration of nickel through a process of surface weathering and leaching action. Currently, wet laterites may be processed by using either smelting or acid leaching technology, depending on the characteristics of the particular deposit. Dry laterites, such as those found in Australia, may be processed only by using acid leaching technology due to their mineralogy and their generally lower nickel content compared with wet laterites. Laterite deposits are found at or near the surface and are therefore usually amenable to low-cost surface mining. Cobalt is also usually present in these deposits.

     We have large sulphide orebodies with satisfactory ore grades and metallurgical properties principally at our operations at Sudbury, Ontario and certain sulphide orebodies with generally declining ore grades at our Thompson, Manitoba operations, and large lateritic orebodies with satisfactory ore grades and metallurgical properties at our operations in Indonesia. In addition to nickel, we recover significant quantities of copper, precious metals and cobalt from our Ontario ores. The relative economic advantages of our Canadian sulphide ores are offset, to some degree, by the higher mining costs for sulphide ores relative to lateritic ores and by higher costs of doing business in Canada relative to some other nickel-producing countries. Our unit costs of production also benefit from economies of scale attributable to our large, integrated mining and processing facilities and from the use of bulk mining methods and automated mining equipment and other productivity improvements implemented in recent years in all areas of our business.

     Energy costs are a significant component of production costs in the nickel industry since nickel production is very energy- intensive, especially with respect to costs of processing lateritic ores such as those processed at our PT Inco operations. We enjoy relatively low energy costs because of substantial production from our Canadian sulphide ores, which generally consume only about one-fifth of the energy required to process lateritic ores. In addition, low-cost energy is available from our hydroelectric facilities in Ontario and at PT Inco’s lateritic mining operations in Indonesia, and from purchased hydroelectric power at our Manitoba operations.

     In 2004, our hydroelectric facilities in Ontario generated approximately 19 per cent of our Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating facility at Larona together with its 93-megawatt hydroelectric generating facility at Balambano generated virtually all of PT Inco’s 2004 electricity requirements. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. In 2004, energy costs at our Ontario and Manitoba operations were approximately 12 per cent of total cash production costs, compared with 34 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 53 per cent in 2004, 51 per cent in 2003 and 47 per cent in 2002 relative to the energy costs that would have been incurred by PT Inco if its operations were dependent on fuel oil as the sole source to meet its energy requirements.

     Our Ontario operations benefit significantly, and our Manitoba operations benefit to a minor extent, from the copper, precious metals and cobalt produced in association with nickel. In 2004, our Ontario ores accounted for approximately 92 per cent of our copper production, 88 per cent of our by-product platinum-group metals (“PGMs”) production and 48 per cent of our by-product cobalt production, with two per cent of our copper production, eight per cent of our by-product platinum-group metals production and 32 per cent of our cobalt by-product production derived from our Manitoba ores. We also produce nickel, copper, cobalt and precious metals from purchased materials. Precious metals have relatively high selling values compared with our processing costs for these metals. Inco’s accounting and financial reporting practice is to include revenues from deliveries of copper, precious metals and cobalt in net sales and to include costs of recovering such metals in cost of sales. Copper is considered to be a joint product with nickel and, as such, its production costs include an allocation of mining costs plus its identifiable concentrating, smelting and refining costs; precious metals and cobalt are considered to be by-products and, as such, their production costs include no allocation of mining, concentrating and smelting costs, but do include their identifiable upgrading and refining costs.

     Our nickel production increased by 27 per cent to 236,817 tonnes in 2004, compared with 2003, our highest annual production ever, exceeding our previous record of 231,332 tonnes (510 million pounds) in 1974, primarily reflecting higher production at our Canadian and U.K. operations compared with 2003 when the three-month strike at our Ontario operations that began on June 1, 2003 and a difficult ramp-up of operations in September 2003 following the strike negatively affected production. In 2003, our nickel production decreased by 11 per cent to 187,173 tonnes, compared with 209,728 tonnes in 2002, reflecting lower production at our Ontario operations due to the three-month strike and the ramp-up problems noted above, partially offset by higher production at our Manitoba operations, the processing of higher volumes of purchased nickel intermediates at both the Ontario and Manitoba operations and higher ore grades and higher production levels at PT Inco. Production of finished nickel from Canadian ores and purchased material processed in Canada totalled 161,730 tonnes in 2004, compared with 120,479 tonnes in 2003 and 146,620 tonnes in 2002. Additional nickel and copper production statistics for our primary metals operations are shown in the tables under “Concentrating, Smelting and Refining” below. For a discussion of PT Inco’s operating rates and estimated ore reserves, see “PT International Nickel Indonesia Tbk – Operations” below.

     Inco’s 2005 nickel production is currently expected to be in the range of 222,000 to 227,000 tonnes, down from the 236,817 tonnes produced in 2004. We did not have a scheduled maintenance shutdown at our Ontario operations in 2004, but consistent with our current plan to have such a shutdown at these operations every 18 months, we are planning a one-month maintenance shutdown in the second quarter of 2005. Such a shutdown would be expected to reduce our annual nickel production by about 7,000 tonnes, our copper production by about 11,000 tonnes and our PGMs production by about 35,000 troy ounces from levels at these operations if there were no shutdown. An annual four-week shutdown is also planned at our Manitoba operations in 2005 and will also include a planned 10-week furnace rebuild. We expect our purchases of nickel intermediates to increase by over 13 per cent from 2004 levels to approximately 35,380 tonnes in 2005. This external feed source is expected to represent the source of about 16 per cent of planned 2005 finished nickel production, up from 31,300 tonnes or 13 per cent in 2004. We continue to use purchased nickel intermediates to increase the processing capacity utilization of our Ontario and Manitoba operations, as discussed under “Risks and Uncertainties – Other Risks and Uncertainties” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report, and to maintain nickel production at our Manitoba operations at or near its 45,000-tonne annual capacity. While such use is profitable, it does increase our costs, particularly at higher nickel prices since the cost of purchased intermediates is based on prevailing LME cash nickel or other benchmark prices. Copper production for 2005 is currently expected to be approximately 113,400 tonnes, down nine per cent from the 124,456 tonnes produced in 2004. Total production of PGMs is expected to decrease to 370,000 troy ounces in 2005 from the 2004 level of 422,000 troy ounces.

     While we have certain potential new mine development projects at our existing operations in Canada, if sufficient new low-cost sources of nickel such as the Voisey’s Bay and Goro projects are not developed on a timely basis, our overall nickel production, particularly at our Manitoba operations, could decline beginning as early as 2006, and our unit costs of production could increase significantly with any material decline in mine production from our Canadian operations if such operations were not significantly restructured. These developments could materially adversely impact our results of operations, financial condition, profitability and cash flows.

     During 2002, as mine production at our Manitoba operations transitioned from Thompson Mine to the lower grade Birchtree Mine, we experienced lower mine production. We continued to experience such lower mine production in 2004 and, as this transition continues to move forward, we currently expect to see a continuing decline in mine production in Manitoba in 2005 and expect to see further declines in future years. We have recently been relying, and expect that we will continue to rely at least for 2005, on an increasing basis, upon the availability of purchased nickel intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level. We currently expect that, with the planned availability of Voisey’s Bay intermediate nickel concentrate for processing at our Manitoba operations beginning by late 2005 or early 2006, these operations are expected to produce finished nickel products at or above the 45,000 tonne annual level over at least the 2006 – 2011 period, after which we currently expect to see, absent the availability of other cost-effective sources of intermediate nickel product for processing, a decline in annual production at our Manitoba operations beginning as early as 2012.

     We have relied upon two Australian suppliers of purchased nickel intermediates to maintain production at or near capacity principally at our Manitoba operations and, to a lesser extent, at our Ontario operations. Under these arrangements, these producers are currently expected to provide an aggregate of 85,000 tonnes of nickel in concentrate over the 2005 – 2009 period for further processing by our Ontario and Manitoba operations. If these suppliers experienced problems in producing or shipping to Canada their intermediate products, these events would have an adverse effect on our ability to produce and sell the nickel products we plan to produce in 2005 and would adversely affect our results of operations, financial condition, profitability and cash flows. Extended strikes, such as the one we experienced at our Ontario operations in 2003, other labour disruptions and unforeseen events could also adversely affect our production plans and costs and these developments could also adversely affect our results of operations, financial condition and cash flows.

     We continue to explore our options to fully utilize our existing Canadian facilities, including the purchase of intermediates and additional external feedstocks from existing or new suppliers and additional mine development. In addition, we are seeking to develop new mines principally at our Ontario operations to help sustain our production capacity at those operations and reduce costs. Further information on these projects is set out under “Exploration and Mine Development” below.

     Capital Expenditures

     The primary focus of Inco’s capital expenditures is to provide its operations with appropriate production capacity for its nickel and other primary metals products and to develop new projects, including the Voisey’s Bay and Goro projects. Capital expenditures were $876 million in 2004, compared with $591 million in 2003 and $600 million in 2002.

     Capital expenditures for the Goro project, including capitalized interest, totalled $138 million in 2004, compared with $249 million in 2003 and $353 million in 2002, and for the Voisey’s Bay project, including capitalized interest, totalled $447 million in 2004, compared with $138 million in 2003 and $73 million in 2002. The balance of capital expenditures in each of the three years was directed primarily to the development, maintenance and improvement of new and existing mining operations in Canada and productivity improvements and to meet environmental regulations and similar requirements. We currently estimate that our existing operations require, on an annual basis, on average approximately $250 million of capital expenditures to sustain their operations and to meet current environmental regulations and similar requirements at our currently planned production and/or utilization levels for these operations.

     Our total capital expenditures are currently projected to be $1,450 million in 2005, before any funding that may be provided by new shareholders in Goro Nickel and certain previously announced government assistance relating to our development projects. This estimate includes approximately $410 million for the Voisey’s Bay project, including capitalized interest and $50 million to be spent at the Ontario and Manitoba operations for facilities to handle Voisey’s Bay concentrate, approximately $560 million, including capitalized interest, for the Goro project, $70 million for the program to increase production at PT Inco, approximately $320 million in sustaining capital expenditures for existing operations and approximately $90 million for environmental measures. Total depreciation, depletion and amortization expenses are currently projected to be $275 million in 2005, including an estimated $29 million in respect of the Voisey’s Bay project given that it is expected to commence operation in the later part of 2005. Depreciation, depletion and amortization expenses for the Voisey’s Bay operations are currently expected to increase from the $29 million level for 2005 to about $270 million for 2006, reflecting depreciation of the facilities and equipment, depletion and amortization of the acquisition cost of the Voisey’s Bay deposits for the full year. The total capital expenditures for the Voisey’s Bay and Goro projects will depend on a number of factors, including receipt of all necessary construction and other permits and the continued availability of certain tax-advantaged financing from the French government. For a discussion of the Voisey’s Bay project, see “Voisey’s Bay Nickel Company Limited – Project Phases” below and for the Goro project, see “Goro Nickel S.A.” below.

     Mining

     At December 31, 2004, Inco had the following mines in operation in Canada:

Ontario	Manitoba
Copper Cliff North	Birchtree
Copper Cliff South	Thompson
Creighton (1)
Garson
Gertrude
McCreedy/Coleman
Stobie

(1)	Excludes Creighton 3 Mine which is located near the main Creighton Mine and accessible by a separate shaft and ramp.

     All of the mines listed above are underground mines except for Gertrude Mine which is an open pit mine. In addition to these operating mines, our Ontario operations include several non-operating mines or mines on standby which contain estimated ore reserves as indicated in the tables “Total Estimated Ore Reserves as of December 31, 2004” and “Total Estimated Ore Reserves as of December 31, 2003” under “Ore Reserves and Mining Rights” below.

     The following maps show the location of the operating mines, non-operating mines, currently undeveloped properties and processing and other facilities at our Ontario and Manitoba operations.

Ontario Operations
Location of Operating Mines, Non-Operating Mines, Undeveloped Properties and
Processing and Other Facilities

Manitoba Operations
Location of Operating Mines, Non-Operating Mines and Processing and Other Facilities

     For further information on the development projects or undeveloped properties at our Ontario and Manitoba operations, see “Exploration and Mine Development” below.

     The tables below set forth our annual mine production in thousands of tonnes by operating mine (or on an aggregate basis for PT Inco since it has mining areas rather than mines) and the average percentage grades of certain metals (nickel and copper), for our Ontario operations, our Manitoba operations and PT Inco for 2004, 2003 and 2002. For our Manitoba and Ontario operations, the production and average grades represent the mine product delivered to those operations’ respective processing plants and do not include adjustments due to beneficiation, smelting or refining. The mine production at PT Inco represents the product from PT Inco’s dryer kilns (“Dry Kiln Product”) delivered to PT Inco’s smelting operations and does not include nickel losses due to smelting.

Annual Mine Production
(in thousands of tonnes, except percentages)

		2004	2003	2002
Ontario Operations Operating Mines
Copper Cliff North Mine	Mine production	1,085	701	986
	Copper (per cent)	1.07	1.16	1.29
	Nickel (per cent)	1.04	1.21	1.18
Copper Cliff South Mine	Mine production	838	769	1,035
	Copper (per cent)	2.45	2.50	2.27
	Nickel (per cent)	1.92	1.80	1.89
Crean Hill Mine(1)	Mine production	–	–	261
	Copper (per cent)	–	–	1.29
	Nickel (per cent)	–	–	1.75
Creighton Mine	Mine production	968	713	912
	Copper (per cent)	1.48	1.53	1.53
	Nickel (per cent)	2.06	2.10	2.14
Stobie Mine	Mine production	3,005	2,222	2,792
	Copper (per cent)	0.83	0.83	0.91
	Nickel (per cent)	0.88	0.90	0.98
Garson Mine	Mine production	610	434	584
	Copper (per cent)	1.04	1.10	1.15
	Nickel (per cent)	1.74	1.87	1.92
McCreedy East/Coleman Mine	Mine production	1,210	870	1,084
	Copper (per cent)	3.05	3.57	3.19
	Nickel (per cent)	1.69	1.78	1.69
Gertrude Mine	Mine production	504	453	156
	Copper (per cent)	0.33	0.36	0.37
	Nickel (per cent)	0.95	1.01	1.09
Total Ontario Operations	Mine production	8,220	6,162	7,810
	Copper (per cent)	1.41	1.53	1.57
	Nickel (per cent)	1.33	1.39	1.45
Manitoba Operations Operating Mines
Thompson Mine	Mine production	1,377	1,393	1,433
	Nickel (per cent)	2.10	2.21	2.58
Birchtree Mine	Mine production	962	640	425
	Nickel (per cent)	1.64	1.83	1.78
Total Manitoba Operations	Mine production	2,339	2,033	1,858
	Nickel (per cent)	1.91	2.09	2.40
PT Inco Operations	Mine production	4,350	3,891	3,137
	Nickel (per cent)	1.85	1.91	1.71

(1)	Crean Hill Mine was closed in 2002.

     Concentrating, Smelting and Refining

     The conversion of nickel ore mined from Inco’s sulphide deposits in Canada into commercially marketable products requires various processing and refining steps undertaken at concentrators, smelters and refineries. The ore is first crushed and ground, the sulphides are separated into concentrates, and the concentrates are then smelted to produce nickel matte, an intermediate product containing approximately 75 per cent nickel plus copper. The matte is then refined to produce primary nickel and copper products.

     Inco’s processing facilities in operation during 2004 in the Sudbury area included a concentrator, a combined nickel and copper smelter, matte processing facilities, a nickel refinery, a copper refinery, a silver refinery, a sulphuric acid plant and a sulphur dioxide liquefaction plant. Nickel matte produced in Sudbury is refined in Sudbury and other locations into nickel pellets, nickel powders, UTILITY5 nickel, nickel discs and Nickel Oxide Sinter 756, a product containing approximately 75 per cent nickel. In Thompson, Manitoba, we have a concentrator, a nickel smelter and an electrolytic nickel refinery. Certain nickel products produced in Sudbury and Thompson are finished at Port Colborne, Ontario.

     Finished nickel is also produced at our refinery at Clydach, Wales. The Clydach refinery processes material supplied from our operations in Canada. At Port Colborne, we also operate an electrocobalt refinery and a precious metals upgrading facility. The majority of our silver production is refined at Copper Cliff, Ontario and our gold production is refined in Canada under a tolling arrangement with the Royal Canadian Mint. This by-product production is reflected in the tables under “Sales” and “Deliveries” above. Our refinery at Acton, England produces PGMs from upgraded concentrates from our operations in Canada and from the recovery, through toll-refining, of materials containing PGMs supplied by unaffiliated customers.

     Inco’s Ontario operations, Manitoba operations and operations in the United Kingdom form a business unit known as our Canadian and UK Operations. This organization, which was implemented in 2001, facilitates the sharing of knowledge and helps to optimize the use of certain of our facilities and resources.

     The following table shows our total production of finished nickel and copper from our primary metals facilities for the five years ended December 31, 2004:

	Finished Nickel and Copper Production
	2004	2003	2002	2001	2000
			(in tonnes)
Nickel	236,817	187,173	209,728	207,077	202,806
Copper	124,456	91,134	111,787	116,255	114,397

     See “Mining and Production – General” above for information regarding Inco’s expected nickel and copper production for 2005.

     Of the amounts reported in the table above as finished nickel production, the following table shows the amounts of such total finished nickel production from nickel-in-matte produced by PT Inco for the five years ended December 31, 2004:

	Finished Nickel from PT Inco Matte
	2004	2003	2002	2001	2000
		(in tonnes)
Nickel	75,087	65,704	61,692	61,856	58,356

     Inco’s worldwide nickel processing capacity, including capacity at our majority-owned subsidiaries, is adequate to refine the production from our mines at current rates of mine production. We also have contractual nickel refining arrangements with nickel refiners in Asia in which we have minority equity interests. These include an arrangement with Taiwan Nickel for the supply of intermediate products produced by Inco for Taiwan Nickel’s refining operations, and a joint venture, also involving the supply of intermediate products produced by Inco, with Korea Nickel which, in turn, produces UTILITY nickel. The other shareholders of Taiwan Nickel are a number of Taiwanese investors and the other shareholders of Korea Nickel are Korea Zinc Company, Ltd. (“Korea Zinc”), a number of individuals associated with Korea Zinc and entities associated with Pohang Iron and Steel Co., Ltd.

     All production facilities at our operations in Ontario, Manitoba, Clydach and Acton are owned by us and are located on property which we own or with respect to which we have contractual rights to acquire ownership.

     Permission from the Ontario government is required for the export of intermediate products derived from Ontario ores. Our practice is to meet with government officials prior to the expiration of each of the required export licences to discuss relevant aspects of the export procedure. In December 1995, the Ontario government granted permission for us to export nickel oxide sinter and nickel sulphide matte, as well as nickel sulphate residue, to Clydach until December 31, 2005. During 2004, we refined about 16 per cent of

[5]	Inco trademark

[6]	Inco trademark

our primary nickel production at our refinery in Clydach from intermediate products derived from our Ontario ores. The Ontario government also granted us permission to export semi-refined PGMs concentrate to our Acton refinery until December 31, 2005. We currently anticipate that we will be granted permission to continue to export these materials for additional years after the expiry of these current permits. The Province of Manitoba currently does not restrict the export of products from our Thompson mines. As discussed under “Ore Reserves and Mining Rights” and “Voisey’s Bay Nickel Company Limited – Negotiations with the Provincial Government” below, there are certain restrictions and limitations relating to the export of intermediate products from the Province of Newfoundland and Labrador.

Ore Reserves and Mining Rights

     Ore Reserves

     The following tables show, as of December 31, 2004 and 2003, our estimates of our (i) proven ore reserves, (ii) probable ore reserves, and (iii) the aggregate of proven and probable ore reserves at our operating mines, non-operating mines, undeveloped properties and development projects at our Ontario operations, our Manitoba operations, the Voisey’s Bay project in the Province of Newfoundland and Labrador, PT Inco in Indonesia and the Goro project in New Caledonia and the estimated respective average nickel, copper, cobalt, platinum, palladium and gold metal grades, where significant, of each such total amount as of the end of the periods indicated. Ore reserve estimates referred to under “Exploration and Mine Development” below or elsewhere in this Report are included in these tables.

Total Estimated Ore Reserves as of December 31, 2004
(in millions of tonnes (Mt) except as indicated) (1)(2)(3)(7)

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
ONTARIO OPERATIONS (4)(6)
Operating Mines	Proven	70	1.24	1.34	0.04	0.65	0.71	0.24
	Probable	59	1.35	1.59	0.03	1.02	1.13	0.39
	Total/Average	129	1.29	1.46	0.04	0.82	0.91	0.32
Non-Operating Mines	Proven	–	–	–	–	–	–	–
	Probable	44	1.09	0.87	0.04	0.52	0.52	0.20
	Total/Average	44	1.09	0.87	0.04	0.52	0.52	0.20
Undeveloped Properties	Proven	1	1.09	0.50	0.03	0.10	0.10	0.03
	Probable	3	1.41	0.97	0.05	0.45	0.34	0.07
	Total/Average	4	1.38	0.93	0.05	0.41	0.32	0.07
Total	Proven	71	1.24	1.34	0.04	0.65	0.72	0.24
	Probable	106	1.24	1.28	0.04	0.79	0.86	0.31
	Total/Average	177	1.24	1.30	0.04	0.72	0.79	0.27
MANITOBA OPERATIONS (4)(6)
Operating Mines	Proven	14	2.08	0.14	–	–	–	–
	Probable	13	2.13	0.14	–	–	–	–
	Total/Average	27	2.10	0.14	–	–	–	–
PT INCO (5)(6)
Mining Areas	Proven	88	1.84	–	–	–	–	–
	Probable	20	1.81	–	–	–	–	–
	Total/Average	108	1.83	–	–	–	–	–
VOISEY’S BAY PROJECT (4)(6)
Development Property	Proven	29	3.05	1.77	0.15	–	–	–
	Probable	3	0.76	0.45	0.04	–	–	–
	Total/Average	32	2.82	1.54	0.14	–	–	–
GORO PROJECT (5)(6)
Development Property	Proven	73	1.39	–	0.13	–	–	–
	Probable	22	2.01	–	0.09	–	–	–
	Total/Average	95	1.53	–	0.12	–	–	–

Total Estimated Ore Reserves as of December 31, 2003
(in millions of tonnes (Mt) except as indicated) (1)(2)(3)(7)

								Platinum	Palladium	Gold
		Quantity		Nickel		Copper	Cobalt (9)	(grams/	(grams/	(grams/
	Class	(Mt)		(per cent)		(per cent)	(per cent)	tonne)	tonne)	tonne)
ONTARIO OPERATIONS(4)(6)
Operating Mines	Proven	90		1.42		1.66	0.05	0.75	0.83	0.29
	Probable	52		1.16		1.42	0.03	1.08	1.18	0.45
	Total/Average	142		1.33		1.57	0.04	0.87	0.96	0.35
Non-Operating Mines	Proven	1		1.60		0.69	0.06	0.10	0.10	0.03
	Probable	38		1.04		0.92	0.04	0.55	0.56	0.21
	Total/Average	39		1.06		0.91	0.04	0.54	0.55	0.21
Undeveloped Properties	Proven	1		1.09		0.50	0.03	0.10	0.10	0.03
	Probable	5		1.50	(8)	0.60	0.05	0.25	0.59	0.14
	Total/Average	6		1.47	(8)	0.60	0.05	0.24	0.56	0.13
Total	Proven	91	(8)	1.42		1.64	0.05	0.75	0.82	0.31
	Probable	96	(8)	1.13		1.18	0.04	0.82	0.89	0.34
	Total/Average	187		1.27		1.41	0.04	0.79	0.86	0.31
MANITOBA OPERATIONS(4)(6)
Operating Mines	Proven	20		2.25		0.15	–	–	–	–
	Probable	14		2.11		0.15	–	–	–	–
	Total/Average	34		2.19		0.15	–	–	–	–
PT INCO(5)(6)
Mining Areas	Proven	62		1.81		–	–	–	–	–
	Probable	45		1.80		–	–	–	–	–
	Total/Average	107		1.81		–	–	–	–	–
VOISEY’S BAY PROJECT(4)(6)
Development Property	Proven	28		3.02		1.77	0.15	–	–	–
	Probable	2		0.77		0.55	0.04	–	–	–
	Total/Average	30		2.85		1.68	0.14	–	–	–
GORO PROJECT(5)(6)
Development Property	Proven	44		1.41		–	0.13	–	–	–
	Probable	13		1.92		–	0.08	–	–	–
	Total/Average	57		1.52		–	0.12	–	–	–

(1)	Estimated reserves represent, in accordance with applicable rules and regulations of the SEC, including the definitions thereunder, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are reserves for which (i) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

For the purposes of such rules and regulations, the ore reserves at the Ontario and Manitoba operations’ operating mines are estimated based on, among other factors, operating costs, and the ore reserves at such operations’ non-operating mines are estimated based on, among other factors, mining costs derived from certain mining feasibility studies. Total reserve estimates are based on a number of assumptions such as mining methods, production and other costs, metal recovery rates and ore recovery and dilution factors. The economic viability of the estimated ore reserves as of year-end 2004 were determined using the following approximately three-year average nickel prices and exchange rates for the period from January 1, 2002 to November 30, 2004: nickel at $4.56 per pound (London Metal Exchange (LME) cash nickel price), with adjustments made for the premiums on specialty products realized in our Ontario and Manitoba operations, and discounts for the matte product produced at PT Inco and the planned nickel oxide product to be produced at the Goro project; copper at $0.95 per pound; cobalt at $12.07 per pound for cobalt metal with adjustments made for other cobalt products; platinum at $679 per troy ounce; palladium at $256 per troy ounce; and gold at $358 per troy ounce; and with respect to currencies, the latest three-year average U.S.

dollar-Canadian dollar exchange rate of $1.00 = Cdn.$1.43, and the latest three-year average U.S. dollar-Indonesian rupiah (Rp) exchange rate of $1.00 = Rp 8,934.

(2)	The Company, in accordance with applicable Canadian securities regulatory requirements, also estimates its mineral reserves (as well as mineral resources) in compliance with the definitions under the CIM Standards on Mineral Resources and Reserves Definitions and Guidelines adopted by the CIM Council of the Canadian Institute of Mining, Metallurgy and Petroleum in August 2000 (the “CIM Guidelines”). If the reserve numbers above estimated as of year-end 2004 and 2003 were prepared in accordance with such definitions for “mineral reserve”, “probable mineral reserve” and “proven mineral reserve” in the CIM Guidelines, there would be no substantive differences in such estimates from the total estimates for proven and probable ore reserves in the tables above or with respect to the other reserve estimates set forth elsewhere in this Report. For the purposes of such Guidelines, the Ontario and Manitoba operations’ ore reserves at their operating mines are estimated based on, among other factors, operating costs, and the ore reserves estimates at such operations’ non-operating mines are based on, among other factors, mining costs derived from certain mining feasibility studies. Total ore reserve estimates are based on a number of assumptions such as mining methods, production and other costs, metal recovery rates and ore recovery and dilution factors. We develop our business plans using a time horizon that reflects our view of long-term metals prices over the relevant historical cycle for each metal and other key long-term assumptions. These long-term metals prices and other key assumptions are different (in some cases materially different) than the latest three-year averages for the metals we produce and relevant exchange rates. However, if these long-term assumptions for metals prices and other key related assumptions were used in developing these estimates rather than the approximately three-year averages referred to in Note (1) above, the ore reserves estimates in the above table as of year-end 2004 would also be economic and these estimates would not change to any significant degree given the nature of the mineralization in our deposits and the relative importance of a number of other factors that are used in developing these estimates. For 2003, we used the following long-term metals prices and other assumptions for the estimated ore reserves as of year-end 2003: nickel at $3.20 per pound (LME cash nickel price) plus a $0.20 per pound volatility premium (where the volatility premium represents an estimate of the net change taking into account the nickel price volatility and probability of exploiting additional ore reserves contained in our various orebodies) for the Ontario and Manitoba operations and for PT Inco’s nickel-in-matte and, based upon the timing of these estimates, a $3.20 LME per pound cash nickel price was used for the Goro and Voisey’s Bay projects, with adjustments made for special product premiums realized by the Ontario and Manitoba operations; copper at $0.90 per pound; cobalt at $7.00 per pound; platinum at $420 per troy ounce; palladium at $250 per troy ounce; and gold at $275 per troy ounce; a U.S. dollar-Canadian dollar exchange rate of was $1.00 = Cdn.$1.52 and a U.S. dollar-Indonesian rupiah (Rp) exchange rate of $1.00 = Rp 9,500.

(3)	For the purpose of estimating and reporting Inco’s ore reserves, all persons preparing and/or reviewing the estimates are designated as responsible persons for internal requirements. As part of our internal processes and procedures in developing these estimates, the role of each such responsible person is to review those key parts of the estimated ore reserves for which such person has the appropriate professional expertise and/or experience, and/or supervisory or management responsibility to ensure that the estimates are reasonable, economically viable and consistent with our production plans and that they are not aware of any environmental, permitting, legal, ownership, taxation, political or social issues that would materially affect the estimates.

In accordance with applicable Canadian securities regulatory requirements, including National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. S. Nicholas Sheard, Vice-President of Exploration, Dr. Olivier Tavchandjian, Principal Geologist, Mineral Reserves and Mineral Resources, and Dr. Lawrence B. Cochrane, Director of Mines Exploration, each as a qualified person within the meaning of such National Instrument (which means generally an individual with relevant experience as an engineer or geoscientist who is also a member in good standing of a recognized engineering or similar professional association) indirectly supervised the preparation of the ore reserves estimates as of December 31, 2004 and other information set forth in the above tables relating to 2004 and each has, in accordance with the requirements of such National Instrument, conducted either directly by himself or indirectly through employees of the Company reporting directly or indirectly to him, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying such data. Each of Mr. Sheard, Dr. Tavchandjian and Dr. Cochrane, as well as the responsible persons described above and other staff of the Company involved in the process of developing these estimates, also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon recognized sampling, analytical testing, modelling and other procedures in the mining industry. For the ore reserves estimates as of December 31, 2003 and other information set forth in the above table relating to 2003 and estimates set forth elsewhere in this Report such qualified persons were (i) Dr. Cochrane for such ore reserve estimates for the Ontario and Manitoba operations, the Voisey’s Bay project and PT Inco, (ii) Mr. Robert C. Osborne, Consulting Geologist, Laterites, for such ore reserve estimates for PT Inco, and (iii) Mr. Robert A. Horn, who served as Vice-President, Exploration from 1995 until mid-November 2003 and continued as a full-time employee until the end of January 2004, for such ore reserves estimates for the Goro project.

(4)	The ore reserve estimates for the Ontario and Manitoba operations are of in-place material after adjustments for mining dilution and mining recovery. No adjustments have been made to these estimates for metal losses due to processing (beneficiation, smelting and refining). For the Ontario operations, the average metal recoveries after processing in 2004 were as follows: nickel – 76.6 per cent, copper – 90.0 per cent, platinum – 75.1 per cent, palladium – 77.1 per cent and gold – 68.2 per cent. For the Manitoba operations, the average metal recoveries after processing in 2004 were as follows: nickel – 86.3 per cent, copper – 84.3 per cent and cobalt – 41.8 per cent. For 2003, the average metal recoveries after processing at our Ontario operations were as follows: nickel – 74.5 per cent, copper – 89.4 per cent, platinum – 69.5 per cent, palladium – 69.7 per cent and gold – 62.9 per cent. The metal recoveries for each operating mine, non-operating mine and undeveloped property vary depending on the metal grades and mineralogy for each mine or undeveloped property. The estimated ore reserves include factors for dilution and ore losses due to mining. The ore reserve estimates for the Voisey’s Bay project are of in-place material after adjustments for mining dilution and losses due to mining recovery. No adjustments have been made to the ore reserve estimates for metal losses due to processing (beneficiation, smelting and refining). Overall processing recoveries for the Voisey’s Bay project are expected to be 82 per cent for nickel, 94 per cent for copper, and 39 per cent for cobalt. The metal recoveries from beneficiation were determined from extensive pilot plant tests. Smelting and refinery recoveries are based on actual recoveries at the Ontario and Manitoba operations, given that the Voisey’s Bay nickel-containing concentrates planned to be produced over the 2006-2011 period are to be processed at these operations, and planned metal recoveries at the proposed hydrometallurgical facility post 2011. The realized metal recoveries in each zone may vary depending on the metal grades and the mineralogy of the ore in each zone.

(5)	The ore reserve estimates for PT Inco represent Dry Kiln Product. The estimated ore reserves at PT Inco include factors for dilution and ore losses due to mining and screening recovery during ore preparation. The estimated ore reserves do not include nickel losses due to smelting. The average nickel recovery after processing used for PT Inco’s 2004 and 2003 ore reserve estimate was 90.0 per cent. For the Goro project, the ore reserve estimates include factors for dilution due to mining and for ore losses due to mining recovery and screening recovery during feed preparation. The ore reserve is estimated using a screened fraction recovered of minus 50 millimetres. The ore reserve estimates do not include the nickel or cobalt losses due to processing. The planned processing recoveries for the Goro project are anticipated to be 93.0 per cent for nickel and 90.0 per cent for cobalt.

(6)	At the Ontario operations, the drill-spacing for the estimated ore reserves classified as “proven” ranges from 30 metres by 46 metres to 15 metres by 23 metres, averaging 23 metres by 34 metres. The drill-spacing for the estimated ore reserves classified as “probable” ranges from 61 metres by 91 metres to 30 metres by 61 metres, averaging 46 metres by 76 metres. The classifications are also dependent on the mining method and mining selectivity. At the Manitoba operations, the drill-spacing for the estimated ore reserves classified as “proven” ranges from 15 metres by 18 metres to 12 metres by 12 metres, averaging 14 metres by 15 metres. The drill-spacing for the estimated ore reserves classified as “probable” ranges from 30 metres by 30 metres to 61 metres by 61 metres, averaging 45 metres by 45 metres. The classifications are also dependent on the mining method and mining selectivity. For the Voisey’s Bay project, the drill-spacing for the ore estimated reserves classified as “proven” averages 50 metres by 25 metres. The drill-spacing for the estimated ore reserves classified as “probable” averages 50 metres by 50 metres. For PT Inco, the drill-spacing for the estimated ore reserves classified as “proven” ranges from 100 metres by 100 metres to 50 metres by 50 metres, with the majority of proven ore reserves drilled at 100 metres by 100 metres, whereas the drill-spacing for the estimated ore reserves classified as “probable” ranges from 150 metres by 150 metres to 100 metres by 100 metres, with the majority of proven ore reserves drilled at 150 metres by 150 metres. For the Goro project, the average drill-spacing for the estimated ore reserves classified as “proven” is 100 metres by 100 metres and 100 metres by 200 metres for the estimated ore reserves classified as “probable”.

(7)	All estimated proven and probable ore reserves referred to in this Report, including the estimates referred to under “Exploration and Mine Development” below, are included in the tables above.

(8)	Certain rounding and other errors have been corrected and these percentages are therefore different from the percentages previously disclosed in our Report on Form 10-K for 2003.

(9)	Cobalt percentages at our Ontario operations have been included in the table for 2003 to be consistent with the inclusion of these percentages in the table for 2004.

     At our Ontario operations, the estimated combined proven and probable ore reserves declined from 2003 to 2004 by 10 million tonnes, from 187 million tonnes to 177 million tonnes. The decrease was primarily due to mining (8 million tonnes).

     At our Manitoba operations, the estimated combined proven and probable ore reserves declined from 2003 to 2004 by 7 million tonnes, from 34 million tonnes to 27 million tonnes. This reduction was primarily due to mining (2 million tonnes) and the removal from the production schedule of a portion of the estimated ore reserves contained in pillars and remnant areas.

     At Voisey’s Bay, the estimated combined proven and probable ore reserves increased by 2 million tonnes from 2003 to 2004, as a result of incorporating additional drilling information and minor revisions to the planned open pit mine.

     At PT Inco, the estimated combined proven and probable ore reserves did not change to any significant degree between 2003 and 2004 and the year-end 2004 estimate reflected a slightly higher nickel grade after accounting for mining removal and new drilling information. In 2003, the estimated combined probable ore reserves were increased by 16 million tonnes as a result of ongoing exploration at PT Inco’s Petea mining area.

     At Goro, the estimated combined proven and probable ore reserves increased by 38 million tonnes from 2003 to 2004 due to additional drilling completed in 2004. The proven and probable ore grade increased slightly from 1.52 per cent to 1.53 per cent.

     At Inco, the economic test used in establishing ore reserves is performed using a financial model encompassing all operating processes necessary to produce a “saleable product or products”. For all the operations and projects, this economic model is a cash flow evaluation based on the production plan, which demonstrates our “intent to mine”. The production schedule is determined based on a variable cut-off grade and a number of other factors including the nature of deposit mineralization, plant capacities and optimizing the benefit of the capital investment. The economic viability of the ore reserve estimates is based on mining plans for the operating business units and full feasibility studies for development projects.

     At the Ontario and Manitoba operations, all costs are based upon Inco’s applicable annual operating plan. Processing costs include operating, depreciation and sustaining capital costs and are updated annually to reflect the assumptions for such costs included in Inco’s current annual or longer term (usually five-year) operating plans. Plant overhead costs are also updated annually with plant throughput assumed to remain constant. Corporate costs include selling, general and administration costs, charges for stand-by mines and demolition expenses. Mining costs include operating and mine overhead, capital and transportation. For our Ontario and Manitoba operations, metal recoveries are calculated from models based on process plant recoveries developed as part of our annual operating plans and the models are updated annually.

     Block modelling and geostatistical interpolation methods are used to derive the ore reserve estimates for over 90 per cent of the ore reserves at our Ontario operations. Conventional (polygonal) methods are used primarily to estimate the ore reserves remaining in pillars for secondary mining assessments. At our Manitoba operations, block models are used and geostatistical interpolation methods are used at our Manitoba operations’ Birchtree Mine and portions of Thompson Mine. Conventional estimation methods are used for about 40 per cent of the ore reserve estimates at our Manitoba operations. The mining methods used are generally non-selective and the internal dilution is included in the mining blocks evaluated in developing the estimates.

     For the block models, an estimation method, which we believe represents an appropriate geostatistical approach for the data, is selected and technical checks are incorporated into the modelling process. Back analysis studies of mined out areas are completed to verify the appropriateness of polygonal and geostatistical estimation methods and the block models are verified internally. External auditors have been used to critique our geostatistical techniques utilized. Standard procedures are used for the polygonal estimation techniques. Sections and plans employing standardized grading and interpretation procedures are used to select the mining method and assign mining lines. Mineral tonnages and metal grades are then determined and appropriate mineability and dilution rates are applied. As noted above, mining costs represent the cut-off values used to selectively report what mining blocks would be included in our ore reserve estimates.

     For the Voisey’s Bay project, the geological interpretation of the Voisey’s Bay Ovoid zone has been based on the modelling of the troctolite unit hosting the mineral. Within this model, two domains of massive sulphide and disseminated mineralization were further defined. The block dimensions used in the block model are 10 metres by 10 metres by 5 metres vertical. Geotechnical data derived from core holes drilled in the pit walls were used to design the open pit to mine this zone. Economic evaluations are based on metal recoveries determined from extensive metallurgical testing and operating costs estimated in the Voisey’s Bay project’s March 2003 feasibility study.

     Due to the different economic contributions from each metal, block net smelter royalty (“BNSR”) values have been used instead of a single metal cut-off grade for the open pit definition, production planning and ore reserve calculations. The BNSR calculations assume constant concentrate grades with which to calculate smelting, refining and freight charges. Charges in the BNSR calculation, in addition to smelting, refining, and concentrate shipping charges, include, for the Voisey’s Bay project, a three per cent royalty originally held by Archean Resources Ltd., which royalty interest was transferred in 2003 to a limited partnership created to hold such royalty interest and is currently held by two entities, as discussed under “Mining and Other Rights” below, and an assumed technical/management fee payable to Inco. The life-of-mine schedule uses a cut-off value corresponding to the expected milling costs. All blocks with BNSR values less than the cut-off value were considered as waste. There are no plans for a low-grade stockpile for the Voisey’s Bay project, and, accordingly, no part of the Voisey’s Bay estimated ore reserve is considered stockpile ore.

     At PT Inco, the assumed nickel price used is discounted for the nickel-in-matte product produced by PT Inco (representing the selling price received by PT Inco for its nickel-in-matte product equivalent to a percentage of the LME cash nickel price). Costs are based on annual plant operating costs (including selling, general and administration costs), and current depreciation and amortization expenses (adjusted for any future changes). For 2004, operating and fixed costs were based on PT Inco’s 2005 annual budget, after normalizing certain costs for long-term usage and removing certain unusual costs for one-time events (additional pre-stripping, delineation drilling and equipment rentals) and an adjustment for oil prices to a ten-year average. PT Inco’s process plant nickel recovery factor is also based on its annual operating plan and is adjusted each year. Given the nature of PT Inco’s laterite deposits and how they are mined, PT Inco does not have specific operating mines but rather has mining areas. PT Inco from time to time has, however, referred to its Sorowako West Block and East Block areas (shown on the map below under “PT International Nickel Indonesia Tbk”) collectively as its Sorowako mine.

     The ore reserves for PT Inco are estimated using block modelling techniques and geostatistical interpolation methods. Standard block sizes are used with different parameters applied to each deposit and in each of the limonite and saprolite layers. Mining volumes were estimated using a minimum ore thickness of two metres and material below cut-off grade was classified as internal waste if it was equal to or less than two metres thick. A minimum of 25 metres by 25 metres lateral extent criteria was used to classify the ore. The mineral volumes were converted to tonnages using appropriate wet tonnage factors. Screening recovery factors based on actual production are applied to convert the run of mine product to equivalent Dry Kiln Product. Mining recovery and dilution were included in the estimation of the ore reserves.

     For the Goro project, the ore reserves were estimated using block modelling based on a 30-metre by 30-metre by one-metre block size. The nickel and cobalt grades, the chemical components and screen recoveries were interpolated for each block for each of the laterite layers using recognized mining industry methods. The specific gravity, moisture content and screen size recoveries of the laterite layers were determined based on data collected during geological and geotechnical drilling campaigns. Grade simulation models, developed from close-spaced drilling, were used to simulate variability in the layers’ thickness and chemistry, that are expected to be encountered during mining, to estimate the ore loss due to mining and mining dilution. A 1.20 per cent nickel cut-off grade was used to estimate the ore reserves. The cut-off grade provides a plant feed that meets the required chemistry of the blended material delivered to the process plant to provide the planned nickel and cobalt production. The 1.20 per cent nickel cut-off grade was applied in the limonitic layer only and all material located below that cut-off horizon are planned to be mined in bulk, without mining selectivity applied, until bedrock is reached.

     The key processes for developing Inco’s ore reserve estimates have been enhanced to include more formalized senior management review and approval of such processes and the preparation of such estimates. These processes involve, as discussed in Note 3 to the tables entitled “Total Estimated Ore Reserves as of December 31, 2004” and “Total Estimated Ore Reserves as of December 31, 2003” above, key technical personnel at each of the principal operating units or locations, our corporate technical group, including our corporate exploration personnel, as well as senior management’s involvement, and have been enhanced as part of the objective of recognizing ore reserve estimating as a core business process. In addition to internal audits of the processes utilized and the estimates themselves, we have also retained external auditing firms to review such processes and estimates. In 2004, external audits were conducted on the ore reserve estimates at Creighton Mine in Ontario and Birchtree Mine in Manitoba. These audits found no material issues with respect to the audited ore reserve estimates.

     Mining and Other Rights

     The following discussion reflects a summary of the property rights, mining rights, licences, leases or other concessionary rights to mine for or extract metals and other associated minerals from the areas that we currently mine or expect to mine as part of our long-term mine plans in Canada, Indonesia and New Caledonia. With respect to those properties which are not currently owned but are subject to leases or licenses with finite terms that are not perpetual or cannot be automatically renewed or extended and on which estimated ore reserves are located and/or are covered by our current long-term mine plans, we currently believe that we will be able to obtain renewals or extensions of such leases or licenses, if required as part of our long-term mine plans on a timely basis.

     Ontario Operations

     All operating mines, non-operating mines and undeveloped properties which contain estimated proven and probable ore reserves for our Ontario operations are on lands owned by us, with the exception of a portion of Copper Cliff South Mine (known as Kelly Lake) and a portion of the Victor non-operating mine. These portions of the Copper Cliff South and Victor mines are located on lands with respect to which we currently hold a licence of occupation. We have applied for a 21-year lease for each of these two areas and believe that these leases will be granted on a timely basis.

     In Ontario, we also hold mining rights, surface rights, licences of occupation and mining claims granted to us by the Province of Ontario. Mining rights are rights to exploit and extract minerals on, in or under the land, and surface rights are rights to use the surface of the land. These rights remain in effect so long as we own the land to which these rights apply. We also own a combination of mining and surface rights covering land leased from the Province of Ontario. These leased lands, which include a combination of mining and surface rights, are leased for either 10 or 21 years. Annual rentals are paid to the Province to keep the leases in good standing. One of the 21-year leases that was due to expire in November 2003 was renewed for a further 21-year term prior to its expiry. Three of the 10-year leases that expired in 2004 were also renewed in March 2004 for further 10-year terms. The next lease that comes up for renewal is in 2008. Inco currently holds 165 licences of occupation for mining, hydro electric installations and various other industrial purposes in Ontario. These licences of occupation allow Inco to use the land in the manner specified in each license, including the right to dig, excavate and remove ores and minerals from and under the land. Inco currently also has a number of mining claims in Ontario. Mining claims represent rights to explore the land covered by the claim. In early March 2001, a party purported to stake mining claims and then initiated an administrative appeal in the Province of Ontario effectively contesting the validity of a licence of occupation originally granted to Inco more than 50 years ago covering a portion of our Kelly Lake deposit which was identified in 1997. The actions taken by this party alleged that our rights under the licence had been lost because we had not made timely payments in accordance with the then applicable requirements for the periodic payment of the rent required to be paid to the province to maintain the licence. All of the appeals initiated by this party contesting the license were dismissed during 2001 and 2002. As a result of the dismissal of the appeals and the enactment of new legislation in Ontario in 2002, we do not anticipate any future challenges to the validity of such licences on the grounds alleged by this party.

     Manitoba Operations

     Inco’s landholdings or mining rights in Manitoba consist of order-in-council leases (“OIC Leases”), mineral leases and mining claims. OIC Leases were negotiated as part of an agreement between Inco and the Province of Manitoba entered into in 1956 covering the development of the Thompson, Manitoba nickel deposits by Inco. OIC Leases entitle the lessee to explore for, and mine, all minerals in the subsurface (except hydrocarbons, industrial minerals and surficial deposits that are not incidental to the mining, milling, smelting and refining processes). OIC Leases also provide the lessee with the right to erect buildings and structures necessary for its operations and provide for a right of access over and upon the lands. OIC Leases provide for an initial 21-year term and two subsequent guaranteed renewals of 21 years each, for a total guaranteed lease period of 63 years. Subsequent lease renewals beyond the three guaranteed 21-year terms can be granted at the discretion of the Province of Manitoba. Inco’s OIC Leases were initially surveyed and made effective over a six-year period from 1957 to 1962. All of our current OIC Leases, including certain leases that were renewed in September 2004, have now been renewed twice (each is in its third guaranteed 21-year term) and remain in effect through the 2020-2025 period. These include the OIC Leases that cover the current area of Thompson Mine which were renewed in 2001 and the OIC Leases that cover the eastern and depth extensions of Thompson Mine which were renewed in September 2004. Mineral leases are 21-year leases that are renewable at the discretion of the Province of Manitoba. Inco holds seven mineral leases in the Thompson, Manitoba nickel belt. These mineral leases, which convey to Inco the exclusive right to the minerals (other than quarry minerals) that occur on or under the land covered by these leases and access rights to erect buildings and structures (including shafts) to mine within the limits of the leases, remain in effect until April 1, 2013. Inco also holds mining claims, a right issued by the Province of Manitoba under provincial legislation which conveys to the holder the exclusive right to the minerals (other than quarry minerals) that occur on or under the land covered by the claim and access rights to explore for and develop minerals owned by the Province. A mining claim does not, however, entitle the holder to extract minerals from the land covered by the claim. In order to extract minerals from the land covered by a mining claim, the holder must obtain a mineral lease from the Province of Manitoba.

     All of our Manitoba operations’ operating mines and all of the mineral rights for all of their mines which contain estimated proven and probable ore reserves are on properties covered by OIC Leases and mineral leases. Thompson Mine is located on land covered by OIC Leases that are due for renewal in 2022 and the eastern and depth extensions of Thompson Mine are covered by OIC Leases that are due for renewal in 2025. Birchtree Mine is located on land covered by both OIC Leases which are due for renewal in 2022 and three mineral leases which are in good standing until April 1, 2013. Since the renewal of these OIC Leases would be beyond the three guaranteed 21-year terms, renewals can be applied for and obtained, at the discretion of the Province of Manitoba, prior to their current expiry dates. We currently believe that the renewal of these OIC Leases and mineral leases will be granted before they expire.

     Voisey’s Bay Project

     The Voisey’s Bay project company, VBNC, holds mineral claims (which have been grouped into mineral licences), a mining lease and surface rights in the Province of Newfoundland and Labrador. A mineral claim (generally covering a 500-metre by 500-metre parcel of land), issued by the Province of Newfoundland and Labrador under provincial legislation, gives its holder the exclusive right to explore for minerals in, on or under the area of land described in the licence, and obligates the holder to conduct a minimum amount of assessment work (measured by the amount of money spent) on the land covered by the licence. Up to 256 mineral claims can be grouped together into one mineral licence. Grouping mineral claims into a single mineral licence allows the holder to better manage the assessment work required to be done on the land that is the subject of the claims. Mineral claims and mineral licences are issued for a period of five years and may be extended for three additional five-year renewal periods, for a total of 20 years. A mineral licence does not entitle its holder to extract any minerals from the land described in the licence. All of the Voisey’s Bay project’s current estimated ore reserves are located on lands covered by the 25-year mining lease referred to below.

     In order to extract minerals from the land covered by a mineral licence, the holder of a mineral licence must obtain a mining lease issued by the province under provincial legislation for the land covered by such mineral licence. VBNC obtained a mining lease, effective September 30, 2002, for a period of 25 years granting VBNC the exclusive right to extract minerals and carry out mineral exploration, mining operations or mining processing and development in, on or under the lands, or part of the lands, covered by the lease so long as VBNC and Inco continue to meet the terms and conditions of the development agreement, as discussed under Voisey’s Bay Nickel Company Limited” below, entered into in October 2002 between VBNC, Inco and Her Majesty the Queen in right of Newfoundland and Labrador. This mining lease can be renewed for further 10-year terms so long as VBNC has been in compliance with the terms of the lease and has applied for such renewal at least three months prior to the expiration of the then current lease. Under the terms of the mining lease, production is not to exceed on average 2.2 million tonnes of ore annually for the first 10 years of mining operations and on average 5.5 million tonnes of ore annually thereafter. The current areas to be mined as part of the Voisey’s Bay project and all of the estimated proven and probable ore reserves for the Voisey’s Bay project are held under this mining lease. We are not aware of any information or other factors at this time which would indicate that we could not reach agreement with the Province on a new mining lease or an extension when the current mining lease expires in September 2027. In conjunction with the mining lease, VBNC received a surface lease entitling it to use certain lands necessary for its mining operations. Like the mining lease, the surface lease was effective September 30, 2002 for a period of 25 years, and may be renewed for further 10-year terms.

     VBNC also holds nine mineral licences, all of which expire over the March-November 2014 period, covering the main claim block of the Voisey’s Bay project. These mineral licences have not been legally surveyed. Geographic coordinates define their locations. To date, sufficient assessment work has been completed to maintain these mineral licences at least until 2008 so long as the required renewal fees (currently being approximately Cdn.$100,000 and payable every five years, subject to increases in such fees based on subsequent renewals) are paid. Additional assessment work will be required to hold the mineral licences in good standing through 2014.

     Pursuant to the terms of an option agreement originally entered into in 1993 (the “Option Agreement”), Diamond Fields Resources Inc. (“Diamond Fields”) acquired, upon the exercise of the option thereunder, all of the mineral claims of Archean Resources Ltd. (“Archean”) in Labrador and Archean was granted a royalty, payable quarterly, equal to three per cent of net smelter returns from mining production from VBNC’s Labrador properties, including the Voisey’s Bay deposit (the “Royalty”), and a three per cent gross royalty (also payable quarterly) on the gross value of raw diamonds and/or gemstones recovered from these properties. The Option Agreement was assigned to VBNC by Diamond Fields in 1995. The Royalty is secured by a mortgage on VBNC’s Labrador properties in the maximum aggregate principal amount of $100 million. The mortgage is expressly subordinated to any mine development financing that might be obtained in the future. In 2003, Archean transferred the Royalty to a limited partnership controlled by Archean’s principal shareholders and effectively sold up to a 10 per cent interest in the Royalty to a third party. In late February 2005, the remaining 90 per cent interest in the Royalty then held by Archean’s principal shareholders was, through the sale of Archean, acquired by another third party.

     The Voisey’s Bay deposit is within a geographical area that has been the subject of land claims negotiations between certain aboriginal groups and the Governments of Canada and the Province of Newfoundland and Labrador. Aboriginal groups asserting land claims in the area include the LIA and Innu Nation. For further information, see “Voisey’s Bay Nickel Company Limited – Negotiations with Aboriginal Groups” below.

     PT Inco

     Under the original Contract of Work or concessionary agreement between the Republic of Indonesia and Inco entered into in 1968, and the agreement modifying and extending that Contract of Work entered into in January 1996 and which sets forth certain provisions which will apply once the terms of the original Contract of Work expire on March 1, 2008 and through December 28, 2025, PT Inco, as the sole contractor of the Government of Indonesia in the areas covered by the Contract of Work, has been granted exclusive rights in these specified areas on the Island of Sulawesi to mine, process, store, transport and sell all nickel and nickel-containing minerals in any form and all minerals (except for radioactive materials) found in association with nickel in the areas. The Contract of Work also grants PT Inco all necessary licences and permits to conduct its operations, including certain expansions of its operations, as provided for in the Contract of Work. All of PT Inco’s mining areas currently containing estimated proven and probable ore reserves are within PT Inco’s Contract of Work. Reference is made to “PT International Nickel Indonesia Tbk” below for a discussion of certain recent legislative and regulatory developments in Indonesia. Under the terms of the agreement of modification and extension of PT Inco’s original Contract of Work entered into in 1996, the Government of Indonesia has agreed to give sympathetic consideration to a further renewal or extension of the Contract of Work, upon the request of PT Inco based upon one or more developments, including a proposal to make a substantial new investment in PT Inco, or the demonstration by PT Inco of the positive economic and other benefits to Indonesia provided by PT Inco. We are not aware of any information or other factors at this time that would indicate that we would not be able to reach agreement on a further extension of PT Inco’s Contract of Work before it expires at the end of 2025.

     Goro Project

     The Goro project company, Goro Nickel S.A. (“Goro Nickel”), currently holds 69 mining concessions in the Massif du Sud (part of the south province of New Caledonia) covering 20,600 hectares authorizing the mining of nickel, cobalt, chrome, iron and manganese, and approximately 26 surface rights. An additional 12 mining concessions are held by Tiebaghi Nickel S.A.S. outside the Goro project area in a mining domain called Tiebaghi, located in the north province of New Caledonia. Of the 69 concessions held by Goro Nickel, the Goro project covers 6,042 hectares within seven mining concessions, of which four are perpetual in term, two are renewable prior to their expiry dates in 2016 and one is renewable prior to its expiry date in 2051. Goro Nickel has the right to renew these three renewable concessions for an additional 25-year period when their initial terms expire, provided a satisfactory technical report is delivered to the authorities five years before the expiry date. Concessions generally represent long term permits (mostly 75 year terms, with some having a term up to perpetuity) granted for mining large deposits which entitle the holder the exclusive right to exploit, extract and mine. A concession applies to one or several minerals defined by the granting decision along with its geographical location. The granting of a concession is based on the delineation of an exploitable orebody made during exploration activities conducted pursuant to permits called “permis de recherches” then “permis d’exploitation". Surface rights can be granted independently of mineral rights. Goro Nickel holds surface rights, known as “occupation des sols", which are rights to use surfaces on or outside mining permits for mining-related activities, including surfaces of other owners. All of the present estimated proven and probable ore reserves for the Goro project as at December 31, 2004 are within the mining rights held as concessions.

     Reference is made to “Goro Nickel S.A. – Prony West Deposit” below for a discussion of our rights to the Prony West area.

PT International Nickel Indonesia Tbk

     General

     In March 2004, Inco acquired approximately 5.2 million shares in PT Inco from another PT Inco shareholder. As a result of this acquisition, our ownership of the equity of PT Inco increased from approximately 59 per cent to approximately 61 per cent. Sumitomo Metal Mining Co., Ltd. (“SMM”) of Japan holds slightly more than 20 per cent and public shareholders hold a total of slightly more than 18 per cent of the equity of PT Inco. PT Inco’s shares are traded on the Jakarta Stock Exchange. Our investment in PT Inco at book value was approximately $392 million at December 31, 2004, compared with $364 million at December 31, 2003 and 2002. At December 31, 2004, PT Inco’s outstanding indebtedness to third party lenders was $115 million, compared with $192 million at December 31, 2003 and $269 million at December 31, 2002. This indebtedness was incurred primarily to finance the expansion project completed in 1999 referred to below under “Contract of Work Extension and 1999 Expansion of Facilities”.

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

     Since 1998, Indonesia has been experiencing economic and political turmoil, some of which has been compounded by a downturn in the global economy. Indonesia’s return to economic and political stability will be dependent to a large extent on the effectiveness of measures taken by the democratically-elected Government of Indonesia to restore business and confidence, decisions of international financial institutions, including the World Bank and the International Monetary Fund, regarding the availability of continued financing to Indonesia and companies operating in Indonesia, global economic conditions, and a number of other factors, including regulatory and political developments within Indonesia, which are beyond Inco’s control or ability to predict.

     In the Indonesian mining sector, mining companies have been facing several challenges stemming from the problems being experienced by Indonesia. These challenges include regulatory uncertainty under regional autonomy legislation which has sought to transfer governmental power in a number of areas, including taxation and mining regulation, from the central government to regional governments; overlapping and unclear tax and environmental legislation enacted by central, provincial and local government authorities; weakness in the banking sector; illegal mining activities; increasingly militant actions of non-governmental organizations and labour unions; and continued disputes between mining companies and local communities who are making increasing demands on mining companies operating in their communities. These other challenges may, in time, affect PT Inco’s operations and have, to the extent possible, been taken into account by PT Inco’s management in evaluating PT Inco’s current and future activities in Indonesia.

     The map below indicates the mining areas, the East Block, the West Block and the Petea areas, where PT Inco’s estimated proven and probable ore reserves were located for 2004 and 2003, as well as the location of PT Inco’s processing plant and hydroelectric facilities and the boundary of the other properties containing additional mineralized nickel laterite deposits (referred to as “Other Concessions” on the map) within the area covered by PT Inco’s Contract of Work:

     Contract of Work Extension and 1999 Expansion of Facilities

     As discussed under “Ore Resources and Mining Rights” above, PT Inco’s operations are conducted pursuant to a Contract of Work with the Government of Indonesia under which PT Inco is the “sole contractor” of the Indonesian government for the production and marketing of nickel and associated minerals (other than hydrocarbons and radioactive materials) mined in specified areas on the Island of Sulawesi. The original Contract of Work was signed in 1968 and in January 1996 PT Inco signed an agreement with the Government of Indonesia to modify and extend the Contract of Work to the year 2025, subject to further extensions with the consent of the Government of Indonesia, from its original expiry date in 2008. The Contract of Work confers upon PT Inco all authorizations necessary for the development and operation of its nickel project.

     In late 1999, PT Inco completed a major expansion project that increased its production capacity by 50 per cent to 68,000 tonnes of nickel-in-matte per year. The expansion involved improvements to the three existing smelting lines and the construction of a fourth electric furnace smelting line together with the construction of 93 megawatts of additional low-cost hydroelectric generating capacity at Balambano, approximately 25 kilometres from PT Inco’s production facilities at Sorowako. Since it began operation, the Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity.

     Financing for the expansion project was provided by a group of international lenders in the total principal amount of $340 million for this expansion project and an additional $81 million to refinance then existing PT Inco debt. The remainder of the original estimated cost of $580 million for this project had been expected to be provided by PT Inco’s available cash balances plus cash generated by existing operations during the construction period. However, as a result of lower production levels caused by limited rainfall and its adverse effect on hydroelectric power generation in 1998 and 1997, low nickel prices and increased costs due to construction delays associated with its new hydroelectric facilities, PT Inco’s ability to generate cash was significantly reduced and, as a result, Inco Limited agreed in May 1999 to provide PT Inco with a loan facility under which $88 million was advanced. These advances were effectively repaid to Inco Limited in 2002.

     PT Inco’s existing hydroelectric facilities were constructed and are currently operated pursuant to a 1975 decree of the Indonesian government. This decree, which effectively also covers the Balambano generating capacity which was part of the expansion project, vests an Indonesian ministry with the right, upon two years’ prior written notice to PT Inco, to acquire the hydroelectric facilities. No such notice has been given. If such right were exercised, the decree also provides that the hydroelectric facilities would be acquired at their depreciated value subject to the ministry providing PT Inco with sufficient power to meet its operating requirements, at a rate based on costs plus a normal profit margin, for the remaining term of the Contract of Work. The new hydroelectric dam referred to under “Operations” below to be constructed by PT Inco will also be subject to this decree.

     PT Inco’s estimated ore reserves and other deposits at Sorowako on the Island of Sulawesi are sufficient to support its operations for more than 19 years, and have the potential to continue to supply PT Inco’s operations for a number of additional years. Future expansions are possible, as warranted by market conditions, by developing the extensive laterite nickel deposits within PT Inco’s Contract of Work area in the Sorowako outer area and at Bahodopi and Pomalaa, located approximately 80 kilometres and 200 kilometres, respectively, from PT Inco’s operations at Sorowako. Reference is made to "Operations" below for a discussion of certain recent legislative and regulatory developments in Indonesia.

     When PT Inco’s Contract of Work was extended in 1996, PT Inco agreed to several undertakings with regard to future expansions of its operations. Under one such undertaking, PT Inco agreed, subject to economic and technical feasibility, to construct production plants at Pomalaa in Southeast Sulawesi and Bahodopi in Central Sulawesi. The Contract of Work indicated that the first plant could be in operation by 2005 and the second by 2010, but did not specify which plant was to be constructed first. As indicated below, this initial expansion has been deemed to be satisfied through 2008 under the arrangements with PT Aneka Tambang.

     In February 2003, PT Inco signed a Cooperative Resources Agreement (the “CRA”) with PT Aneka Tambang Tbk (“PT Antam”), an Indonesian government-controlled diversified mining company and producer of ferronickel whose nickel operations are located near PT Inco’s Pomalaa deposits within its Contract of Work area. Under the CRA, PT Inco agreed to supply saprolite, a relatively high grade of lateritic ore, to PT Antam from certain designated portions of PT Inco’s contract area in Pomalaa at prices based on an agreed upon pricing formula. The initial term of the CRA is 36 months starting from the initial delivery of ore by PT Inco to PT Antam. Due to certain delays experienced by PT Antam in completing the expansion of its facilities that will process this ore, the initial ore deliveries by PT Inco are now expected to be made to PT Antam in the second quarter of 2005. The CRA can be extended for one or more additional terms of 12 months each provided PT Antam has fulfilled its obligations under the CRA. PT Inco has certain unilateral termination rights under the CRA.

     In conjunction with the CRA, PT Inco obtained the approval of the Indonesian Minister of Energy and Mineral Resources with respect to PT Inco meeting certain of its undertakings covering future mining and processing activities, as noted above, under its Contract of Work by virtue of entering into the CRA. That approval indicated that PT Inco will be deemed to have satisfied its obligation to build a commercial plant at Pomalaa until the later of December 31, 2008 or the termination of the CRA, following which PT Inco will be obligated to deliver a report evaluating the technical and economic feasibility of constructing such a plant to the Government of Indonesia. PT Inco’s obligation under its Contract of Work concerning the construction of a commercial plant at Bahodopi by 2010, subject to economic and technical feasibility, remains in effect.

     PT Inco believes that the CRA provides a number of benefits to PT Inco, including (i) enabling PT Inco’s saprolite mineral deposits at Pomalaa to be developed on a basis that should provide PT Inco with a reasonable return, (ii) satisfying certain of PT Inco’s undertakings under its Contract of Work, (iii) evidencing, in addition to PT Inco’s Sorowako expansion in 1999, Inco’s continuing commitment to the Indonesian mining sector, and (iv) satisfying certain concerns relating to regional development expressed by the provincial and regional governments in Southeast Sulawesi which have assumed a greater role in the development of regional natural resources under Indonesia’s regional autonomy program.

     Operations

     Production of nickel-in-matte at PT Inco increased by three per cent to a record level of 72,200 tonnes in 2004 compared with 2003. Production in 2003 was 70,200 tonnes, up 18 per cent over the 2002 level of 59,500 tonnes, reflecting the processing of higher grade ore and higher overall production levels in 2003 compared with 2002. Nickel-in-matte, an intermediate product, is sold by PT Inco primarily into the Japanese market. Approximately 95 per cent of PT Inco’s electric power requirements are supplied by its 165-megawatt hydroelectric generating facilities on the Larona River and its newer 93-megawatt facilities at Balambano which began operation in 2000. As noted above, the Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. PT Inco announced plans in 2004 to construct a third dam on the Larona River at a cost of approximately $150 million. The new dam is the first stage of a four-year $250 million capital program aimed at raising PT Inco’s annual production by 25 per cent to about 200 million pounds of nickel-in-matte by 2009. The new dam is expected to increase its hydroelectric generating capacity by 33 per cent, or 90 megawatts, annually. PT Inco also required approximately 447,000 tonnes of fuel oil to operate its dryers, kilns and other oil-fired facilities in 2004.

     Largely as a result of improved nickel prices, partially offset by increased costs, PT Inco’s net earnings were significantly higher in 2004 than in 2003 and 2002. PT Inco’s net realized price for nickel-in-matte in 2004 averaged $10,766 per tonne ($4.88 per pound), compared with $7,117 per tonne ($3.23 per pound) in 2003 and $5,114 per tonne ($2.32 per pound) in 2002. Under PT Inco’s long-term sales contracts, the selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel.

     The following table shows PT Inco’s production, together with deliveries by Inco of finished nickel refined from PT Inco’s matte, for the five years ended December 31, 2004:

	Production	Deliveries of
	of Nickel	Finished Nickel
Year	in Matte	to Customers(1)
	(in tonnes)
2000	59,200	60,192
2001	62,600	61,018
2002	59,500	61,997
2003	70,200	65,512
2004	72,200	73,853

(1)	Includes 12,064 tonnes in 2000, 12,283 tonnes in 2001, 12,557 tonnes in 2002, 14,307 tonnes in 2003 and 14,716 tonnes in 2004 of nickel-in-matte delivered to SMM as a final product.

     As indicated in the tables on estimated ore reserves on a Company-wide basis above under “Ore Reserves and Mining Rights”, PT Inco’s estimated ore reserves at the end of 2004 were 88 million tonnes of proven reserves grading 1.84 per cent nickel and 20 million tonnes of probable reserves grading 1.81 per cent nickel compared with an estimated 62 million tonnes of proven reserves grading 1.81 per cent nickel and 45 million tonnes of probable reserves grading 1.80 per cent nickel at the end of 20037.

     In 1999, the Indonesian government passed legislation which had the effect of restricting open pit mining and certain other activities in areas designated as “protected forests”. A significant portion of the areas PT Inco is authorized to mine under its Contract of Work with the Indonesian government would be “protected forests” under this legislation. After this legislation was enacted, PT Inco and a number of other mining companies argued that this legislation should not affect their rights to mine areas expressly authorized under their Contracts of Work. The Indonesian government indicated that it would effectively exempt PT Inco and these other mining companies from this legislation. An Indonesian government regulation was finally issued in March 2004 authorizing such an exemption and this regulation was confirmed by a law passed in July 2004 (the “Exemption Law”). An Indonesian presidential decree was issued in March 2004 which (i) provided the exemption to PT Inco and certain other mining companies with respect to the legislation passed in 1999 and (ii) vested the Indonesian Ministry of Forestry with the power to issue regulations on activities conducted in “protected forests”. In the fall of 2004, this Ministry issued regulations restricting mining in protected forests,

[7]	Reference is made to Note (3) to the tables entitled “Total Estimated Ore Reserves as of December 31, 2004” and “Total Estimated Ore Reserves as of December 31, 2003” above for the qualified persons under applicable Canadian securities regulatory requirements who conducted, either directly by themselves or indirectly through employees of the Company reporting directly or indirectly to them, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying these estimated ore reserves.

including requiring the receipt of licences and other approvals in order to conduct such activities. In January 2005, certain parties initiated a process to have the legality of the Exemption Law reviewed by the Indonesian constitutional court, a process that could result in a decision whereby the 1999 legislation would apply to PT Inco and certain mining companies, and this court is currently considering whether to proceed with such a review. While PT Inco continues to believe that the terms of its Contract of Work provide it with all authorizations to conduct mining activities in the areas covered by such contract and any disputes relating to its Contract of Work are subject to arbitration under international conventions, if the recently issued regulations and court review referred to above restricted PT Inco’s ability to mine in certain areas, it could reduce PT Inco’s estimated ore reserves and adversely affect PT Inco’s long-term mining plan.

     Sales

     All of PT Inco’s production of nickel-in-matte is sold in U.S. dollars under long-term contracts to Inco and SMM which, by their terms, continue until the expiration of the Contract of Work. These contracts provide that if the Contract of Work is extended or renewed the contracts will be extended for the period of such extension or renewal. Under these contracts, about 20 per cent of PT Inco’s production is sold to SMM and the balance to Inco.

     PT Inco’s deliveries of nickel-in-matte were 72,500 tonnes in 2004, compared with 70,500 tonnes in 2003 and 61,900 tonnes in 2002. The Japanese nickel market continues to be particularly important to PT Inco since PT Inco’s operations were conceived, in part, as a stable source of feed material to Japanese nickel refiners in the form of a processed intermediate nickel product which could be imported free of existing Japanese tariffs levied on refined nickel metal and other finished forms of nickel.

     Inco owns a 67 per cent interest in ITL which processes nickel-in-matte from PT Inco to produce finished products for the stainless steel industry in Japan.

Goro Nickel S.A.

     Goro Deposit

     Goro Nickel holds a number of claims covering nickel-cobalt properties in New Caledonia, located about 1,500 kilometres east of Australia. These properties have an extensive laterite resource base, including, as reflected in the tables above covering estimated ore reserves on a Company-wide basis under “Ore Reserves and Mining Rights”, an initial mining zone with, as of December 31, 2004, an estimated 73 million tonnes of proven ore reserves grading 1.39 per cent nickel and 0.13 per cent cobalt and 22 million tonnes of probable ore reserves grading 2.01 per cent nickel and 0.09 per cent cobalt which has been outlined as an initial source of feed for a commercial plant8. Given the completion of the comprehensive review of the Goro project referred to below, the capital cost estimate used for this estimate of ore reserves as at year-end 2004 was based on the updated capital cost estimate announced in October 2004. This estimated ore reserve base can be mined using low-cost open pit methods, which, when combined with Inco’s proprietary pressure-acid leaching and solvent extraction (PAL-SX) technology, gives the project the potential to have one of the lowest cash costs of nickel production in the world.

     Ownership of Goro Nickel

     Inco currently owns approximately a 90 per cent interest in Goro Nickel following the capitalization of certain shareholder advances in late February 2005.

     On February 18, 2005, a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien SAS (“SPMSC”), acquired all of the shares of Goro Nickel held by a subsidiary of Bureau des Recherches Géologiques et Minières (“BRGM”). These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent interest in Goro Nickel. At the same time, Inco sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent interest in Goro Nickel. SPMSC also entered into a shareholders agreement with Inco on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. Under the terms of that agreement, SPMSC will have a right to nominate and elect one director to the board of directors of Goro Nickel so long as it holds at least a five per cent interest in Goro Nickel. SPMSC

[8]	Reference is made to Note (3) to the tables entitled “Total Estimated Ore Reserves as of December 31, 2004” and “Total Estimated Ore Reserves as of December 31, 2003” above for the qualified persons under applicable Canadian securities regulatory requirements who conducted, either directly by themselves or indirectly through employees of the Company reporting directly or indirectly to them, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying these estimated ore reserves.

will also have the right, but not the obligation, to make capital contributions on a pro rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Threshold Performance Tests are met, then SPMSC will not have any right or obligation to provide capital contributions to meet the Goro project’s funding requirements and Inco would be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel, and SPMSC would also be required to provide its pro rata share of certain administrative and related costs incurred by Goro Nickel up to a specified limit. Once the Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent interest in Goro Nickel. Our planned capital expenditures for the Goro project do not assume that SPMSC will make its pro rata capital contributions.

     SPMSC will also have the right to participate in any future expansion of the Goro project. In the event that the Goro project were effectively abandoned on a permanent basis or did not meet the Threshold Performance Tests within seven years after the Goro project’s process plant had been constructed and was ready to receive feed for processing, SPMSC would have the right to receive a preferential payment ahead of Goro Nickel’s other shareholders out of the proceeds received from the sale of Goro Nickel’s assets after the discharge of all of Goro Nickel’s liabilities to third parties based upon SPMSC’s total capital contributions in, and purchase of shares of, Goro Nickel subject to a ceiling. Inco has agreed to provide, subject to certain terms and conditions, a letter of credit in the future in favour of SPMSC to secure this preferential payment.

     Goro Project

     In 1999, we completed the construction of an integrated pilot plant in New Caledonia capable of processing 12 tonnes of ore per day to continue with the development of the PAL-SX technology required for commercialization. The pilot plant operated successfully for over two years, both in further proving the PAL-SX technology and in training the core workforce for a future commercial plant.

     In April 2001, following completion of a bankable feasibility study, Inco announced that it planned to proceed with the construction of a commercial nickel-cobalt project at Goro.

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

     Project Review Process

     On December 5, 2002, Inco announced that it would be undertaking a comprehensive review of all key aspects of the Goro project. This action was based upon information received by Inco from the engineering, construction and procurement firms acting as the prime construction contractors for the project which, if confirmed, indicated an increase in the capital cost estimate for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. The objective of the comprehensive review was to assess all information on the Goro project, including the various cost estimates and trends, and determine what changes in the capital cost estimate and the project could be made to maintain the project’s economic feasibility. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, we recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge was comprised of pre-tax expenses of $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency gains of $37 million as a result of the ineffectiveness of certain forward currency contracts that had been entered into for hedging purposes. As part of the comprehensive review, we also evaluated various contractual and other arrangements covering construction and other work relating to the Goro project and implemented certain actions to suspend or terminate certain of those contractual arrangements.

     This review, as discussed above, evolved into two phases during 2003. Phase 1 of the review focused on an orderly suspension of work and identification of opportunities for capital cost reduction. In August 2003, we announced the key results of Phase 1 of the review process and that we were moving to a second phase, or Phase 2, of the review which would involve a structured process intended to (i) further develop the capital cost reduction opportunities identified in Phase 1 and (ii) establish a capital cost control estimate, an updated project schedule and an optimized and clearly defined scope and execution plan for the project.

     In late May 2004, we announced the key preliminary findings reached to that date as part of Phase 2 of the review. These findings included (i) an updated preliminary capital costs estimate, taking into account an expected non-cash charge, of approximately $1.85 billion for the mine, process plant and related infrastructure, within a minus five per cent to plus 20 per cent reliability range and (ii) in changes in the planned Goro project configuration, moving to direct heating of the ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself. As a result of such changes, capitalized expenditures incurred of $201 million were written off as of the end of the second quarter of 2004. These changes related to certain expenditures, principally engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed, that no longer would have any value for the project or otherwise. We announced the key final results of Phase 2 of the review in October 2004. These final results included an updated capital cost estimate of $1.878 billion for the mine, process plant and related infrastructure, within a minus five per cent to plus 15 per cent reliability range. This estimate included about $40 million for assumed escalation in costs during the construction phase of the project, an amount that was not in previous capital costs estimates, and also reflected favourable currency hedging gains realized by Inco of about $31 million which were also not included in previous estimates. The principal reasons for the increase from the $1.85 billion estimate which had been announced in May 2004 were higher costs for a range of construction materials and labour required for construction and the incorporation of a new tailings storage area as part of the project. The results of Phase 2 of the review also established an expected annual capacity for the project of 60,000 tonnes of nickel and a current range for cobalt capacity of 4,300 to 5,000 tonnes per year to take into account the optimized mine plan for the project. Having completed and achieved the key objectives of Phase 2 of the review, in October 2004 we also announced the decision to proceed with the project. It is currently expected that the project execution will be based upon a phased approach, with the first phase focusing on engineering, contract development and permitting. Engineering work has progressed to date and fieldwork is currently expected to commence in the second quarter of 2005. It is currently expected that the project will commence production in the latter part of 2007.

     Fiscal Regime

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

     Girardin Act Financing

     On December 30, 2004, we entered into agreements for the Goro project covering the Girardin Act tax-advantaged lease financing program (“Girardin Financing”) sponsored by the French Government. The Girardin Financing is subject to a ruling issued by the French Minister of Economy, Finance and Industry (the “Ruling”). The Ruling provides that certain investors who are French qualified investors under the Girardin Financing (“Tax Investors”) may utilize certain tax deductions in connection with assets representing a portion of the Goro project’s processing plant which are financed by the Girardin Financing (“Girardin Assets”). The Ruling requires that Goro Nickel and Inco satisfy certain conditions, including operating the Goro project for a minimum of five years.

     As part of the Girardin Financing, a special purpose entity (“SPE”), a variable interest entity, was formed by the Tax Investors to finance the purchase, construction and installation of the Girardin Assets. As we are the primary beneficiary of the SPE, our consolidated accounts include the accounts of the SPE. The purchase, construction and installation of the Girardin Assets by the SPE is funded by a combination of (i) non-refundable loans (“Tax Advances”) provided by the Tax Investors pursuant to a tax loan agreement (the “Tax Loan Agreement”) between the Tax Investors and the SPE, and (ii) loans provided to the SPE by a subsidiary of Inco pursuant to a loan agreement (the “Loan Agreement”).

     Under a construction agreement between the SPE and Goro (the “Construction Agreement”), Goro has been appointed the construction agent on behalf of the SPE and is responsible for the purchase, construction, installation and commissioning of the Girardin Assets. The costs for the construction, installation and commissioning of the Girardin Assets total approximately $500 million and are payable in three instalments. In the event of a cost overrun, a fourth instalment would be made to Goro Nickel with the additional funds provided pursuant to the Loan Agreement. Goro Nickel is required to give notice of substantial completion of the Girardin Assets to the SPE by December 31, 2008 or such later date as may be approved by the French tax authorities. Upon such substantial completion, the SPE will lease the Girardin Assets to Goro Nickel under an agreement between the SPE and Goro Nickel (the “Lease Agreement”). While the term of the Lease Agreement is 12 years, the related agreements covering the Girardin Financing extend certain call and put options to Goro Nickel and the SPE, respectively, covering both the Girardin Assets and the ownership interests in the SPE whereby, assuming no default by Goro Nickel under the arrangements covering the Girardin Financing, one of these options will be exercised after five years, resulting in the termination of the Lease Agreement and the ownership of the Girardin Assets reverting to Goro Nickel.

     The Construction Agreement and the Lease Agreement contain certain events of default and termination rights for the benefit of the SPE, including the failure of Goro Nickel to meet certain terms and conditions of the Ruling. Following any termination of the Lease Agreement, (1) certain termination compensation could be payable by Goro Nickel to the Tax Investors pursuant to the Add-Back Indemnity (as defined below) and (2) Goro Nickel would be required to either (a) repay the entire then outstanding amount drawn under the Loan Agreement or (b) assume all of the SPE’s obligations under the Loan Agreement. Upon the occurrence of such events, Goro Nickel would continue to have the right to use the Girardin Assets, with the SPE retaining ownership thereof until all termination payments due by Goro Nickel under the Lease Agreement were paid. In addition, each of the Lease Agreement and the Construction Agreement provides that Goro Nickel must indemnify the SPE and the Tax Investors with respect to (1) the Add-Back Indemnity (as defined below), (2) increased taxes incurred by the SPE or Tax Investors in respect of certain changes in tax laws or the imposition of certain unanticipated taxes in New Caledonia and (3) certain operational losses incurred by the SPE or Tax Investors arising out of third party claims in their capacity as owners of the Girardin Assets. In the event of a termination of the Construction Agreement or the Lease Agreement or in the event that the Tax Investors exercise their put option upon the occurrence of certain material adverse environmental events relating to Goro Nickel prior to the fifth anniversary of substantial completion of the Goro project, it is possible that the Tax Investors could lose their tax deductions in respect of the Girardin Assets, thereby triggering an indemnity whereby Goro Nickel would be required to reimburse the Tax Investors for the denial or reversal of their tax deductions under the Girardin Financing by the French tax authorities and for any interest and penalties levied thereon by such authorities (the “Add-Back Indemnity”). In connection with any termination event, the Tax Investors will receive certain priorities relating to Goro’s assets over other creditors.

     As at December 31, 2004, the Tax Investors had provided $41 million in Tax Advances which were recorded on our balance sheet as a deferred credit since these advances represent government assistance in the form of a forgivable loan. The SPE expects to receive the balance of the Tax Advances in December 2005 and 2006 pursuant to the terms of the Tax Loan Agreement. It is currently estimated that such Tax Advances will total $148 million, before fees to be paid to the Tax Investors, with the balance of the Girardin Financing to be provided under the Loan Agreement. Of the remaining Tax Advances to be made in 2005 and 2006, approximately 65 per cent of these amounts have been committed by the Tax Investors, with the balance expected to be placed with additional investors.

     In connection with the Girardin Financing, Inco Limited provided certain guarantees on behalf of Goro Nickel covering payments due from Goro Nickel of up to a maximum amount of $100 million (the “Maximum Amount”) in connection with the Add-Back Indemnity. Inco Limited also provided an additional guarantee covering the payments due from Goro Nickel of (a) amounts exceeding the Maximum Amount in connection with the Add-Back Indemnity and (b) certain other amounts payable by Goro Nickel under the Girardin Financing relating to certain possible operational or other developments applicable to the Goro project.

     New Caledonia

     New Caledonia is currently an overseas territorial community (collectivité territoriale) of France having special legal status under the French constitution, including significant autonomy except in foreign relations, defence, justice, currency and certain other related areas. As part of the objective of increasing New Caledonia’s autonomy from France and to implement arrangements to address political and other issues that New Caledonia had experienced, in 1998 the French government, the New Caledonian government and two New Caledonian political movements representing the native population entered into the Noumea accord. This accord sets forth a process and timetable for increasing the autonomy of New Caledonia over the coming years, culminating in a referendum to be held by 2018 on whether New Caledonia would become fully independent from France. As part of the initial phase of the accord, steps have been taken, and will be taken over the next few years, to develop the form of provincial governments to be part of the New

Caledonian government structure and to pass local legislation, including the enactment of a new mining law, that will provide for the transfer of certain authority in a number of areas still maintained by France to the New Caledonian government. We do not believe that these developments will have an adverse effect on the Goro project but there can be no assurances in this regard. Provincial elections were held in May 2004 for the election of members of the three provincial assemblies in New Caledonia. Each assembly will elect its president who will be part of the province’s executive board. The members of the newly elected provincial assemblies will also serve as members of the Congress of New Caledonia. This Congress is responsible for the selection of the President of New Caledonia.

     Prony West Deposit

     In September 2001, Goro Nickel applied for an exploration permit for an area next to the Goro deposit known as Prony West. Several other companies applied for the same exploration permit. After an assessment of the various applications, the government of the South Province of New Caledonia determined that Goro Nickel’s application was the best technically and offered the greatest financial commitment. The South Province’s recommendation to accept Goro Nickel’s application was discussed at a government mining committee (Comité Consultatif des Mines) level in April 2002 and the recommendation to accept Goro Nickel’s application was subsequently approved by the provincial mining council (Conseil des Mines). In July 2002, after a public debate on the awarding of this exploration permit, the legislative assembly of the South Province voted to award the Prony West exploration permit to Goro Nickel. As soon as this decision was made, several companies challenged the South Province’s decision. The administrative tribunal which considered this challenge released its decision on December 24, 2003. The administrative tribunal decided that the legislative assembly of the South Province did not have the authority to make the award as this authority had been previously delegated to the Executive Committee of the South Province and that the delegation had not been withdrawn. As a result of this decision, the exploration permit previously awarded to Goro Nickel was cancelled. However, after the cancellation of this permit, on December 27, 2003, the Executive Committee of the South Province met and re-awarded the exploration permit to Goro Nickel. This decision to re-award the permit to Goro Nickel was open to challenges until late April 2004. A number of challenges were filed by several different parties and those challenges are currently being reviewed by the relevant governmental bodies. We cannot currently predict what effect, if any, that these challenges could have on the December 2003 re-award.

Voisey’s Bay Nickel Company Limited

     Voisey’s Bay Deposits

     The Voisey’s Bay deposits consist of four main mineral deposits: the Ovoid, the Eastern Deeps and related deposits, the Reid Brook deposit and the Discovery Hill deposit. As of December 31, 2004, as reflected in the table “Total Estimated Ore Reserves as of December 31, 2004” under “Ore Reserve and Mining Rights” above, proven ore reserves of 29 million tonnes grading 3.05 per cent nickel, 1.77 per cent copper and 0.15 per cent cobalt and probable ore reserves of three million tonnes grading 0.76 per cent nickel, 0.45 per cent copper and 0.04 per cent cobalt were estimated for the Ovoid. Reference is made to the notes to such table for information on how these reserves were estimated and how Inco meets certain Canadian securities regulatory requirements for the purpose of any ore reserve estimates it might prepare.

     VBNC’s exploration expenditures in Labrador were $3 million in 2004, compared with $2 million in 2003 and $0.2 million in 2002. In 2004, in-fill exploration drilling from surface was carried out at the Reid Brook, Discovery Hill and Eastern Deeps deposits. At Reid Brook, 24 holes totalling 9,800 metres were drilled in 2004, resulting in the addition of high-grade massive sulphide mineralization to this deposit. Massive sulphides occur primarily as flat-lying bands and lenses within the wall rocks adjacent to the troctolite dyke that hosts much of the mineralization and we currently believe that there is potential to add additional massive sulphide mineralization to this deposit with further drilling. A total of 11 holes were drilled at the Discovery Hill deposit in 2004. This drilling added additional mineralized material to the deposit. Geotechnical data were collected and core specimens were examined to determine their mineralization. The resource block model was updated and a scoping-stage feasibility assessment was completed based on the sub-level cave mining method. Two boreholes were drilled at the Eastern Deeps deposit to test the variability of the massive sulphide contacts. The drilling confirmed the interpretation of the massive sulphide. Geophysical surveys, exploration drilling and feasibility assessments will continue on these zones in 2005.

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

     Having undergone a comprehensive environmental review, both the federal and provincial governments released the Mine/Concentrator Project from the environmental assessment process subject to certain terms and conditions, including measures intended to mitigate potential environmental effects relating to the Mine/Concentrator Project, and accepted a number of the panel’s recommendations. We do not believe that those recommendations or the terms and conditions of the releases stipulated by the governments will create any unduly burdensome financial or other restrictions on the Mine/Concentrator Project.

     In 1999, the federal and provincial governments entered into negotiations with the LIA and Innu Nation to develop a project-specific environmental management agreement for the issuance of the necessary governmental licences and permits for the Mine/Concentrator Project. With the agreement on the commercial development of the Voisey’s Bay project having been reached in mid-2002, as discussed below, these discussions restarted and in July 2002 the governments entered into an environmental management agreement with the LIA and Innu Nation which created an environmental management board in order to provide for participation by these aboriginal groups in the process leading to the issuance of the necessary licences and permits for the Mine/Concentrator Project. The environmental management board has been meeting since it was created in July 2002 to address the issuance of the necessary permits and licences for the Mine/Concentrator Project, including the mining and surface leases issued to VBNC pursuant to the definitive agreements entered into with the Province of Newfoundland and Labrador, as discussed below. Over 100 permits were issued in 2003 and a further 125 permits were issued in 2004 for the construction and operation of the Mine/Concentrator Project, and 22 permits were issued in 2004 for the construction of the hydrometallurgical demonstration plant at Argentia.

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

     With respect to the demonstration plant as part of the Voisey’s Bay project, during 2004 we obtained all of the necessary environmental and other permits to begin construction of that facility and expect to receive all of the required remaining permits on a timely basis in conjunction with the start-up of that facility in 2005. In 2004, we also began the process covering the environmental assessment review of the planned commercial processing plant to process nickel concentrates from the Voisey’s Bay mine and concentrator. This review process is anticipated to be a multi-year one and is expected to be completed in 2007.

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

     We understand that, following separate confidential negotiations between each of the LIA and Innu Nation and the Governments of Canada and the Province of Newfoundland and Labrador, interim agreements were reached to resolve the respective land claims of the LIA and Innu Nation in July 2002. Neither VBNC nor Inco was a party to these agreements nor to the negotiations leading to those agreements. The LIA has since reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, as well as an interim measures agreement to allow the Mine/Concentrator Project to proceed. We understand that the federal and provincial governments and the LIA reached agreement on a final comprehensive land claims agreement in August 2003 and that in early 2004 the LIA completed a community-based ratification process ratifying the final comprehensive land claims agreement among those parties. The Province passed legislation ratifying the land claims agreement in December 2004 and the federal government is expected to ratify that agreement in 2005.

     Innu Nation had indicated in January 1999 that it was evaluating the alternatives available to it in pursuing its land claims. In the fall of 2000, Innu Nation and the federal government began negotiating the registration of the Innu people of Labrador to become eligible for benefits under the Indian Act (Canada). Innu Nation has also reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, and entered into a memorandum of agreement under which Innu Nation agreed, among other things, not to assert any aboriginal land claims in the Voisey’s Bay area, thereby allowing the Mine/Concentrator Project to proceed. We have been advised that the Innu of Labrador were registered for eligibility under the Indian Act in November 2002, and that a reserve was created for the community of Natuashish in December 2003, but the community of Sheshatshiu does not yet have reserve status. We also understand that the federal and provincial governments and Innu Nation in 2003 and 2004 continued negotiations towards the conclusion of a final comprehensive land claims agreement, but no such agreement has as yet been reached.

     Negotiations with the Provincial Government

     In mid-1998, following confidential discussions with the Government of Newfoundland and Labrador, Inco and VBNC proposed to provincial officials an initial Mine/Concentrator Project to produce intermediate concentrate from the Voisey’s Bay deposit, with the concentrate to be further processed at Inco’s existing processing facilities in Ontario and Manitoba, where there will be excess capacity. As part of this initial phase of the project, Inco proposed to carry out an extensive underground exploration program to determine the economic feasibility of the underground deposits at Voisey’s Bay. Our proposal also included the development, if and when economic, of additional processing facilities in the Province. This approach is similar to the approach used successfully in Sudbury and other nickel locations where facilities have been developed in stages as additional ore reserves have been proved. In July 1998, the Province turned down this proposal and suspended negotiations with Inco.

     Over the last half of 1999, Inco engaged in discussions with the provincial government on a revised project framework for development of the Voisey’s Bay deposit. These negotiations did not result in an agreement as the Province insisted that we provide an unconditional guarantee that processing facilities would be built in the Province, even if they were not economic. No further negotiations were held until June 2001, when we resumed confidential negotiations with representatives of the Province concerning the terms of an agreement on the commercial development of the Voisey’s Bay deposit. These negotiations continued in the first half of 2002 and on June 11, 2002 Inco and the Government of Newfoundland and Labrador announced their agreement on a non-binding statement of principles covering the development of the Voisey’s Bay project. The statement of principles was approved by the provincial legislature in late June 2002 and on October 7, 2002 Inco and VBNC signed definitive agreements with the government to implement the terms of the statement of principles. The definitive agreements provide for the development of a mine and concentrator processing plant at Voisey’s Bay, representing the Mine/Concentrator Project, a research and development program focusing on hydrometallurgical processing technologies, an industrial and employment benefits program for the Voisey’s Bay project, a timetable for the start and completion of the principal stages of the project, and other key parts and requirements covering the overall development of the Voisey’s Bay project. The definitive agreements set forth certain obligations of Inco to construct and operate (i) a demonstration plant in the Province as part of the overall research and development program to test hydrometallurgical processing technologies to treat nickel-containing ores or intermediate products from the Voisey’s Bay deposits and (ii) subject to technical and economic feasibility pursuant to the terms thereof, a commercial processing facility in the Province by the end of 2011 to treat all of the Voisey’s Bay ores or intermediate products to produce finished nickel and cobalt products based upon hydrometallurgical processing technologies or, if such technologies do not meet certain technical and/or economic feasibility requirements, as may be determined by one or more agreed upon experts as provided for in such agreements, a conventional refinery. Once the demonstration plant is completed and has received intermediate concentrate product from the Mine/Concentrator Project for testing, Inco can ship quantities of intermediate concentrate products produced by the Mine/Concentrator Project containing nickel and/or cobalt to Inco’s facilities in Ontario and Manitoba for further processing into finished nickel and cobalt products. Shipments of such Voisey’s Bay intermediate concentrates are limited to certain maximum aggregate quantities and will end when the construction of the hydrometallurgical or conventional matte commercial processing facility, as the case may be, is completed.

     Under the definitive agreements, Inco is also required, prior to the cessation of the Voisey’s Bay mining operations in the Province, subject to certain exceptions relating to the availability of such external sources, to bring into the Province for further processing at the hydrometallurgical or conventional matte processing facility to be constructed in the Province from sources outside the Province, in one or more intermediate forms, quantities of intermediate products, subject to certain annual minimum quantities, containing in total quantities of nickel and cobalt equivalent to what was shipped to our Ontario and Manitoba operations. The definitive agreements also set forth (1) Inco’s commitment to an underground exploration program covering the Voisey’s Bay deposits with the objective of discovering sufficient nickel-containing ore reserves for processing beyond the initial phase of the Voisey’s Bay project, (2) the terms under which the processing of copper intermediate in the Province would be justified, and (3) the Province’s commitment to (i) the tax regime that will apply to the project, (ii) electric power rates for the project and (iii) the issuance of the necessary permits and authorization to enable the Voisey’s Bay project to proceed. The definitive agreements also provide for programs and arrangements relating to employment and industrial benefits in connection with the construction and related aspects of the project. The definitive agreements also include specific sanctions if Inco were not to meet certain of its contractual obligations under such agreements, including the effective forfeiture of its lease to conduct mining operations in the Province. Under the terms of the definitive agreements, certain provisions became effective when these agreements were executed. The next steps which were to be met by the end of the first quarter of 2003 for these agreements to become effective overall include the securing of acceptable financing arrangements for the project and completing a bankable feasibility study for the first phase of the project, including the Mine/Concentrator Project. As discussed under “Project Phases” below, the bankable feasibility study was completed in late March 2003. In March 2003, Inco advised the Province that it was waiving the financing condition in these agreements. The remaining conditions to the effectiveness of these agreements were met in the third quarter of 2003.

     Project Phases

     Inco announced in late March 2003 (i) the results of a bankable feasibility study for the mine and concentrator for the Ovoid and adjacent surface deposits and related facilities representing part of the initial phase of the Voisey’s Bay project and (ii) that it planned to proceed with this initial phase. The initial phase of the Voisey’s Bay project consists of (i) the Mine/Concentrator Project and related infrastructure, (ii) a research and development program covering hydrometallurgical processing technologies (the “Hydromet R&D Program”) for the treatment of the Voisey’s Bay nickel and cobalt-containing concentrates to be produced into finished nickel and cobalt product, including a demonstration plant to be constructed in Argentia, Newfoundland, (iii) concentrate handling facilities to be constructed at our Canadian operations for the nickel and cobalt-containing concentrates to be processed over the 2006-2011 period once the Mine/Concentrator Project is completed and (iv) an exploration program. As at December 31, 2004 we estimate that this initial phase will cost $920 million and as of the end of 2004 we had incurred expenditures of approximately $620 million on this initial phase.

     The project completion date for the initial phase, as described above, was in 2004 advanced by six months from the original schedule established, with the first shipment of concentrate currently planned for November 2005 and initial finished production from Voisey’s Bay in early 2006. Assuming technical and economic success, a commercial hydrometallurgical processing plant will be built as part of the second phase of the project between 2009 and 2011. As noted above, in the unlikely event that the hydrometallurgical process proves not to be technically and/or economically feasible, a conventional refinery will be built to produce finished nickel product. It is expected that the Voisey’s Bay hydrometallurgical plant will produce approximately 50,000 tonnes of nickel, 2,300 tonnes of cobalt, up to 7,000 tonnes of copper intermediates, and 32,000 tonnes of copper concentrate annually. A total investment, based upon the updated capital cost estimate for the initial phase and the prefeasibility studies for the other two phases of the project, of approximately $2,000 million would be required for all phases of the project over the 30-year life of the project, including estimated sustaining capital.

     2002 Asset Impairment Charge

     In June 2002, Inco announced that it would be undertaking a review of the net carrying value of the Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of the Voisey’s Bay project to proceed. Inco had previously noted on a number of occasions in its public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which we utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including our best assessment of the expected cash flows from the project, how the development of the Voisey’s Bay project, taking into account the agreements which have been reached, fits within our overall long-term development plans and updated mining and other cost assumptions. As a result of this review, we recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in the second quarter of 2002 to reduce the $3,753 million net carrying value of the Voisey’s Bay project to $2,201 million. In 2000, as a result of a change in Canadian GAAP, the deferred income and mining tax liability associated with Voisey’s Bay was increased by $2,222 million and the carrying value of Voisey’s Bay was also increased by this same amount.

Exploration and Mine Development

     One of the objectives of Inco’s exploration program is to provide us with sufficient ore reserves to sustain production at current levels for at least 20 years at its Ontario and Manitoba operations. See “Mining and Production – General” above for further information on our planned production levels and “Ore Reserves and Mining Rights in Canada” above for information on our estimated proven and probable ore reserves. We also continue to pursue exploration opportunities for precious metals (PGMs and gold) in Ontario.

     Exploration expense totalled $32 million in 2004, compared with $27 million in 2003 and $24 million in 2002. Exploration efforts continue to focus on finding additional high-grade nickel deposits in Canada near existing mine workings to expand our estimated ore reserves and provide additional feed for our existing processing facilities. Of our total exploration expenditures in 2004, $13 million was spent on exploration in Ontario and Manitoba directed at finding additional nickel, copper and PGMs ore reserves near our existing mines, compared with $11 million in 2003 and $9 million in 2002. Additions in 2004 to estimated ore reserves from the evaluation of diamond drilling in 2004 totalled four million tonnes averaging 1.4 per cent nickel and 1.0 per cent copper at our Ontario operations. We have also continued to evaluate non-nickel exploration targets and joint venture opportunities that have the potential to enhance our overall mining operations.

     At our Ontario operations, underground exploration continued in 2004 on the 170 footwall high-grade precious metals deposit at McCreedy/Coleman Mine. Additional holes were drilled from the exploration drift. The hanging wall exploration drift, which is required to conduct the close-spaced drilling for final feasibility assessment, was collared and had advanced 120 metres by the end of January 2005. In-fill drilling is currently scheduled to begin in April 2005. As of December 31, 2004, the probable ore reserves in the 170 deposit were estimated at 1.5 million tonnes grading 1.0 per cent nickel, 7.4 per cent copper and 14.5 grams/tonne combined platinum, palladium and gold. Exploration drilling was conducted at McCreedy/Coleman Mine on the down-dip extension of the 153 footwall high-grade precious metals deposit. The 153 orebody is currently being mined and proven and probable ore reserves were estimated at 3.1 million tonnes grading 1.2 per cent nickel, 12.1 per cent copper and 12.2 grams/tonne combined platinum, palladium and gold at year-end 2004. The drilling results have been encouraging and resource evaluation and mine planning will be carried out in 2005.

     At Copper Cliff North Mine, the deteriorating ground conditions problem that had been encountered in 2003 was resolved and production from the high-grade precious metals zone of the 130 orebody was achieved in 2004, helping to increase Inco’s total PGMs production to 422,000 troy ounces in 2004. Production from this area is continuing in 2005. Infill exploration drilling was conducted on the 191 nickel-copper-precious metals orebody to upgrade the ore reserve estimate from the probable to the proven category for full feasibility assessment. Additional drillholes intersected the 191 footwall zone and the economic potential of this zone is currently being evaluated in conjunction with the main 191 orebody. Exploration drilling was also carried out in the 178 nickel-copper-precious deposit located approximately 500 metres south of the 191 orebody toward the Copper Cliff North Mine production shaft. The results of the drilling and down-hole geophysical surveys indicate that further exploration is warranted in 2005. A scoping level engineering study is to be completed on the 178 deposit in 2005 to assess the economic potential and plan further exploration. Exploration drifting on the 3,400-foot level of Copper Cliff North Mine was completed in 2004 and exploration drilling began on the down-dip extension of the high-grade precious metals zone of the 138 orebody. Ore grade mineralization has been intersected and exploration is to continue in 2005.

     Exploration at Copper Cliff South Mine was carried out in 2004 to extend the estimated ore reserves in the 865 orebody below the 2,400-foot level. Drilling on the southern end of the 865 orebody identified a major new mineralized zone which is referred to as the 863 nickel-copper-PGMs deposit, located approximately 500 metres south of the 865 orebody, within the quartz diorite dyke which hosts the ore deposits at the Copper Cliff North and Copper Cliff South mines. Several intersections of massive sulphide mineralization were encountered containing high-grade copper and nickel over widths ranging from five to 50 metres over a plunge length of 400 metres to the 4,800-foot level of the mine. Additional drilling and geological and other assessments are planned in 2005 on the 863 nickel-copper-PGMs deposit.

     The physical connection between Copper Cliff North and Copper Cliff South mines was completed in 2004. Some equipment and services are now being shared by the two mines and the connection provides Copper Cliff North Mine with ramp access to the surface through Copper Cliff South Mine. A drift was also driven on the 2,800-foot level of Copper Cliff North Mine to mine a portion of that mine’s 880 orebody.

     The Cdn.$33 million Phase 2 project to develop a high-grade nickel deposit at McCreedy/Coleman Mine, which was announced in 2000, reached an average production rate of 1,160 tonnes of ore per day in 2004, and is expected to reach its design capacity of 1,635 tonnes per day in 2005, increasing the level of production from McCreedy/Coleman Mine by over 60 per cent from 2002 production levels. The Cdn.$39.6 million Phase 3 project to develop a section of McCreedy East/Coleman Mine’s main orebody, which was announced in 2003, was about 55 per cent complete by year-end 2004. Production of ore from this project began on schedule in December 2004. A haulage ramp was extended to the 4,300-foot level and development of the 4,215-foot level connecting the west orebody and the main orebody continued as planned and was 60 per cent complete by year-end 2004. The west orebody down-ramp was extended to the 4,300-foot level. When this project is complete, it is expected to supplement production from McCreedy/Coleman Mine by an additional 1,070 tonnes of ore per day.

     In 2004, Inco’s surface exploration program continued to test and evaluate both mine extensions and new exploration targets in the South Range, North Range and East Range of the Sudbury Basin and in the Copper Cliff and Worthington offsets in this basin. At the Copper Cliff offset, a surface drilling program which began in 2003 continued to test the Pump Lake 205 zone below the 4,000-foot level between our Copper Cliff North and Murray mines. The results from this program indicate that copper-nickel-precious metals mineralization continues at depth. This program also helped to further define the continuity and grade distribution of the Pump Lake 205 zone. In the South Range of the Sudbury Basin, an advanced exploration program was initiated at the Blezard deposit located northeast of the Ontario operations’ Stobie Mine to sample and assess precious metals mineralization, confirm tonnage and grade continuity, and obtain material for metallurgical testing. As a result of this exploration, a probable reserve of 3.4 million tonnes grading 0.97 per cent copper, 1.41 per cent nickel, 0.05 per cent cobalt, 0.45 grams/tonne platinum, 0.34 grams/tonne palladium and 0.07 grams/tonne gold was estimated as of year-end 2004. Advanced exploration programs were also carried out at Creighton Mine to test for extensions of the 402 orebody up-plunge along a trend to Gertrude Mine above the 3,500-foot level. At Garson Mine, drilling was conducted on the 600 deposit near the surface to confirm the grade continuity and tonnage. The results were encouraging and economic assessments will be conducted in 2005. In the Worthington offset, exploration at Totten Mine identified a potential extension to the main zone along strike to the south. In the East Range of the Sudbury Basin, exploration continued at the Victor project where a limited surface drilling program focused on testing footwall mineralization potential and gaps in drilling and geophysical survey coverage above the 6,500-foot level. Further feasibility assessments will be conducted in 2005. In the North Range of the Sudbury Basin, a brownfield exploration program was initiated to test a significant gap in diamond drilling along the Sudbury igneous complex contact in Norman Township. This program is scheduled to continue in 2005.

     In October 2000, a decision was made to proceed with a $12 million project to develop the lower-grade area of Stobie Mine at our Ontario operations. The development and construction needed for production to begin through the ore-handling component of this project was completed in late 2001. Ongoing lateral development and construction of the individual mining levels continued in 2004. Production from this project reached 4,605 tonnes per day in 2004. This level was below the planned level of 5,900 tonnes per day which was due to a number of technical difficulties. The planned production level for 2005 is 4,925 tonnes per day. The current plan is to operate the new ore-handling system as part of this project beyond 2006.

     In 2004, mine development continued on the first of the expected two phases of the Creighton Deep project at the Ontario operations’ Creighton Mine, a project that was originally announced in 1998. Capital expenditures on this project totalled Cdn.$5.3 million in 2004. The development of a second production level (at the 7,680-foot level) as part of the first phase began in early 2003 and the first phase of the project is scheduled for completion in 2006. Production from the first phase totalled 223,385 tonnes of ore grading 2.97 per cent nickel and 2.08 per cent copper in 2004 and production is expected to continue at a rate of approximately 280,000 tonnes of ore per year until 2016. We are currently evaluating the second phase of this project, to access the down-dip extension of this orebody. The probable ore reserve that would be accessed in the second phase of the Creighton Deep project is estimated at 5.0 million tonnes grading 3.0 per cent nickel and 3.3 per cent copper between the 7,680-foot level and the 8,220-foot level of Creighton Mine.

     As of the end of 2004, the Cdn.$67 million project to deepen Garson Mine from the 4,470-foot level to the 5,070-foot level was about 95 per cent complete. The ventilation shaft from surface to the 3,400-foot level was completed and the new mine ventilation system was completed and commissioned. The main haulage ramp was extended to below the 5,000-foot level and the lateral development of that level of the mine was begun. The project is approximately four months behind schedule, due mainly to the impact of the three-month strike at our Ontario operations in 2003. However, production rates from Garson Mine had reached the project design rates of 2,087 tonnes of ore per day by the end of 2004. This project is expected to extend the life of Garson Mine until approximately 2012.

     In January 2002, Inco entered into an option agreement with FNX Mining Company Inc. (“FNX”) relating to certain rights extended to FNX to explore and develop five non-core properties of the Company in the Sudbury basin. The properties covered by this agreement all have a history of past production but were inactive and Inco had no further plans for the exploration or development of these properties. Subject to meeting certain conditions enabling it to exercise the option to acquire a 100 per cent interest in the mineral rights to these properties, FNX agreed, pursuant to the terms of the option agreement, to spend Cdn.$14 million over a 16-month period beginning in January 2002 and was granted an option to earn a 100 per cent interest in the mineral rights in these properties by spending a further Cdn.$16 million over the next four years. In December 2003, FNX announced that it had completed its total expenditure commitment and had exercised its option to acquire a 100 per cent interest in the mineral rights covering the properties. As part of the agreement, Inco had initially acquired common shares and common share purchase warrants of FNX representing a total equity interest in FNX of 19.9 per cent on a fully-diluted basis. However, our ownership position declined to about 12 per cent as of year-end 2002 due to the issuance of additional shares by FNX and the sale of FNX shares by Inco. We completed the sale of our shares in FNX in May 2003. Under the terms of a related offtake agreement, Inco also has the right, but not the obligation, to purchase and refine all of the ore production from the properties covered by the option agreement. During 2004, exploration, consisting of surface and underground diamond drilling, ground geophysics, mapping and prospecting, was carried out on the properties covered by the option agreement. In addition FNX’s partner, Dynatec Corporation, continued advanced underground exploration, development and mining at one of the properties and commenced advanced exploration and underground development at two other properties. FNX is currently shipping ore to Inco from the McCreedy West property under the offtake agreement.

     In January 2005, Inco entered into a joint venture agreement with Lonmin Plc and its subsidiary Lonmin Canada Inc. (“Lonmin”) to establish a 50:50 unincorporated joint venture over six of our properties in the Sudbury basin. The purpose of this venture is to explore for, and subsequently develop and process, low sulphide PGMs-rich deposits occurring away from the typical high-grade base metals deposits in the Sudbury Basin. Lonmin has committed to solely fund a minimum expenditure of $10 million over the first three years of the venture and, subsequently, at Lonmin’s annual election, to spend a minimum of $3 million per year. After Lonmin has solely funded expenditures of $32 million in total, Inco and Lonmin will fund the venture on a 50:50 basis. Lonmin’s interest in any PGMs deposits discovered based upon work undertaken by the venture on the properties covered by the venture does not vest until a development decision is made in respect of the relevant deposit. Inco retains 100 per cent ownership of all non-PGMs mineral deposits on the properties covered by the venture. The venture will also pay to Inco a three per cent net smelter royalty on all product sourced from the venture’s PGMs deposits.

     In the Thompson, Manitoba nickel belt, the compilation of exploration targets for the regional surface exploration program on the OIC Leases continued in 2004 and is scheduled to continue in 2005, but no field work was conducted in 2004 and none is currently planned for 2005. Underground exploration continued in 2004 at both the Thompson and Birchtree mines at our Manitoba operations to test for extensions to known deposits and to identify new satellite deposits.

     An advanced exploration program continued on the Thompson 1D lower orebody at our Manitoba operations located below the 3,600-foot level of Thompson Mine. Drilling in 2004 provided more detail on the shape of the deposit and the distribution of the ore grades. Initial ore from this orebody was accessed during the first quarter of 2004. In addition, an assessment of the 150-metre long southern extension of the 1-D lower orebody and 6,861 metres of diamond drilling were completed in 2004, extending the 1-D lower orebody by 150 metres to the south. No further drilling is currently planned for this area and the results of this work are currently being assessed. At the north end of the 1D lower orebody, five holes totalling 1,725 metres were drilled, confirming the continuity of high-grade nickel mineralization down-dip and down-plunge to the north. These drilling results, combined with an economic analysis, justified the commencement of advanced exploration in this area. Approximately 170 metres of development was completed in this area in 2004 and 500 metres of development and exploration drilling are planned for 2005. At the 2,400-foot level of Thompson Mine, a total of 2,906 metres of diamond drilling was completed in 2004 to determine the continuity and thickness of nickel sulphide in this area of the Thompson 1D orebody. The results justified the continuation of this program and the rehabilitation of the 1,600-foot level of the mine was completed in preparation for diamond drilling in 2005. A 2,036-metre surface diamond drilling program was also completed immediately north of the T-3 shaft of Thompson Mine to assess the potential for a small open pit mine. Given these initial results, further work in this area and overburden drilling and diamond drilling are planned for 2005.

     As discussed under “Mining and Production – General” above, our Manitoba operations have been transitioning from the high-grade Thompson Mine, the principal source of ore for these operations, to the lower-grade Birchtree Mine. In 2004, the two-year Cdn.$71 million project to deepen Birchtree Mine was completed. This project is expected to extend the life of Birchtree Mine by at least 15 years. In 2004, we continued our drilling program at Birchtree Mine to test the down-dip extension of the mine’s 108 zone above the 3,450-foot level. A ramp from this level was completed, facilitating 5,542 metres of diamond drilling. Diamond drilling was completed to test the 109 zone between the 3,450-foot level and the 4,200-foot level. A six-hole, 1,616-metre drilling program from the 4,050-foot level confirmed the potential for down-dip extensions of Birchtree Mine below the 4,000-foot level. Additional drilling is planned for this area in 2005.

     Exploration continued during 2004 at the Mel project, located 25 kilometres north of the City of Thompson, under the terms of an agreement with Nuinsco Resources Limited (“Nuinsco”) entered into in August 1999. The agreement grants Nuinsco the right to acquire the mineral lease that covers the Mel deposit and 60 contiguous mining claims by incurring total expenditures of Cdn.$6 million by February 2006, subject to Inco’s right to buy back a 51 per cent interest in the deposit by spending the next Cdn.$6 million over a further four-year period. Under the terms of this agreement, all production from any commercial quantities of ore discovered would be delivered to our Thompson facilities for processing on then prevailing market terms. During 2004, Nuinsco funded a program of surface electromagnetic (UTEM) surveys, diamond drilling and borehole UTEM surveys on the Mel mineral lease and mining claims. A total of 10 surface UTEM grids, 5,174 metres of diamond drilling and one borehole UTEM survey were completed. Massive sulphide was intersected on the mining claims but no significant nickel mineralization was found. The Mel deposit was also updated and a scoping study was initiated to consider an open-pit mining approach for the deposit. Several surface UTEM conductors that are associated with one formation have not been tested and additional diamond drilling is planned for the Mel deposit in 2005.

     In 2004, exploration began at the TNB South project that is approximately 100 kilometres southwest of the City of Thompson. The property covered by this program is contiguous with the southwest boundary of the OIC Leases held by Inco and extends 50 kilometres further to the southwest. Canadian Royalties Inc., under the terms of an agreement entered into with Inco in November 2003, has the right to earn a 50 per cent interest in the property covered by the agreement by funding 100 per cent of exploration expenditures totalling Cdn.$5 million over five years. Inco has a right of first refusal on all production from any commercial quantities of ore discovered. During 2004, line cutting, a regional audio-magnetotellurics (AMT ) survey, nine surface UTEM grids and two drillholes totaling 710 metres were completed. Further UTEM surveys and diamond drilling are planned for 2005.

     In 2004, field exploration apart from Inco’s producing mines and development projects focused on Australia, Brazil, Canada, China and Finland.

     In Brazil, an airborne geophysical survey carried out at Aguapei in the state of Mato Grosso located a number of potentially interesting anomalies. Ground follow-up geophysical and geological surveys were carried out on a number of these anomalies and drill-testing of targets started at the end of 2004. By the end of January 2005, four drill holes had been completed, three of which intersected gabbro and norite intrusive bodies with extensive disseminated sulphide mineralization. Assay results from these drill holes are pending. A letter of intent was negotiated with Japan Oil, Gas and Metals National Corporation (“ JOGMEC”), with this letter of intent to be replaced by a definitive joint venture agreement, under which JOGMEC will have the right to earn a 49 per cent interest in the Aguapei property by spending $2.5 million over a 36-month period. Inco will be the operator of the project. Our reconnaissance program in Brazil with Teck Cominco Limited was terminated in 2004.

     In Australia, a number of option/joint venture agreements covering grassroots nickel exploration properties were entered into with Australian mining companies. These include three agreements covering properties in Western Australia and another three agreements covering properties in South Australia. In addition, Inco acquired, by staking, land positions in South Australia and New South Wales. Airborne geophysical surveys were carried out over four properties and several targets were drilled on one property. Follow up programs are planned on all of these properties in 2005. Work continued on the tenements covered by Inco’s joint venture with LionOre Australia Pty Ltd. in Western Australia, where ground geophysical surveys and drilling were carried out. In the event of a discovery, Inco would have the right to participate in further exploration on the discovery area to maintain the right to purchase the production from the discovery and an equity position if the discovery is a major deposit. This program will continue in 2005.

     In Canada, Inco has active joint ventures with Aurora Platinum Corp., Soquem and Superior Diamonds Inc. to explore certain areas in Ontario and Quebec using historic Inco airborne and ground follow-up geophysical data. Inco retains a right to purchase any nickel, copper and PGMs produced from the properties covered by these joint ventures, as well as the right to buy back into any properties acquired or elect to take a royalty. Inco is using the balance of its historic airborne database to develop nickel-PGMs targets throughout Canada. On Baffin Island, Inco has entered into a data-sharing agreement with De Beers Canada Exploration Inc. to explore for nickel.

     In Finland, Inco is exploring under a joint venture with Korea Resources Corporation in the Lapland area of Northern Finland for nickel-copper-PGMs deposits.

     Inco continued to evaluate exploration projects in China during 2004. Exploration continued on the areas covered by two cooperative joint venture agreements in Jilin province, one with Jilin Nickel Industry Group Ltd. and the other with Geological Survey Institute, Jilin Province. Exploration is planned to continue under these agreements in 2005 with drilling and follow-up surveys of airborne geophysics surveys having been completed in 2004. Preliminary ground follow-up surveys were carried out in areas covered by memorandums of understanding covering exploration areas in Yunnan province and are planned in Sichuan province in early 2005. We continue to evaluate other exploration targets in China.

     See “Voisey’s Bay Nickel Company Limited – Voisey’s Bay Deposit” above for information on exploration activities at the Voisey’s Bay project.

     All of the estimated ore reserves referred to in this section are included in the table entitled Company-wide estimated ore reserves under “Ore Reserves and Mineral Rights” above.

Research and Development

     Inco’s central research and development facility, J. Roy Gordon Research Laboratory (“JRGRL”), is located in two separate facilities in Sheridan Park, Mississauga, Ontario. JRGRL is operated by Inco Technical Services Limited (“ITSL”), a wholly-owned subsidiary of Inco Limited. ITSL also provides engineering, project management and information technology services to Inco’s operating locations and development projects. Our research and development activities at JRGRL are organized into two groups, process research and product research.

     Inco believes that it is a nickel industry leader in research and technology development. Our research and development focus is closely aligned with our key strategic objectives. Our major research and development projects currently include the development of metallurgical and environmental process improvements for existing operations, process development work for the Voisey’s Bay and Goro projects, and the development of proprietary, value-added nickel products. Research and development expenditures totalled $29 million in 2004, compared with $27 million in 2003 and $17 million in 2002, representing continued significant expenditures on the hydrometallurgical research and development program for the Voisey’s Bay project. In 2004, ITSL began a reorganization and voluntary down-sizing of its research and development and engineering departments which is expected to be completed in 2005.

     ITSL’s process research and process engineering groups work in close cooperation with personnel at Inco’s operating locations, and with the Voisey’s Bay and Goro project teams. At Inco’s existing operations, this work is aimed at developing opportunities for increased operating earnings through process modifications. At our Ontario operations, the process research group continued to assist in improving metals recoveries at the Clarabelle Mill, the Copper Cliff Smelter and the Copper Cliff refineries in 2004. Further progress was made in 2004 towards improving smelter efficiencies through improved utilization of our major process equipment, and in developing practical alternatives for the continued reduction of emissions from the Copper Cliff Smelter.

     At our Manitoba operations, the combined processing of ores from Thompson and Birchtree mines, producing a single concentrate of uniform composition, was successfully demonstrated at the mill, to replace the less-efficient separate processing of ores from these two mines. Higher concentrate grades are now considered to be possible, which may allow smelting through only one furnace at Thompson.

     The process research group is also responsible for developing the most cost-effective, environmentally responsible processes for the recovery of nickel, cobalt and copper from the Voisey’s Bay and Goro ores. During 2004, the process research group carried out a successful program to develop and demonstrate our proprietary Voisey’s Bay hydrometallurgical process on a mini-pilot plant scale. High nickel extractions of at least 97 percent were consistently achieved, and full-size cathodes of excellent purity were produced from concentrate produced at the pilot plant from Voisey’s Bay ore. We also tested the Activox9 process owned by Western Minerals Technology Pty Ltd. (“WMT”) of Australia on Voisey’s Bay concentrate for comparison with our own process. Inco has the option to use Activox for the Voisey’s Bay project under a licence agreement entered into with WMT in March 2004. Residues from Inco’s hydrometallurgical process are currently being subjected to intensive environmental testing. The results of the mini-plant testwork have been incorporated into the design of the Voisey’s Bay demonstration plant currently being built at Argentia in the Province of Newfoundland and Labrador. Concurrently with the development of the hydrometallurgical process for Voisey’s Bay, the process research group is also testing a back-up matte refining process.

     Inco maintains a highly-focused product research group that concentrates on creating and commercializing new, proprietary, value-added nickel products, as well as new applications for existing products. It also provides technical support to customers for these products. The product research group works in close collaboration with Inco Special Products, which has responsibility for all business activities related to our specialty nickel products. Projects are led and conducted using cross-functional teams. A stage-gate process is employed to evaluate the potential technical and business success of proposed projects.

     The rechargeable battery, powder-metallurgy, electronic and other markets continue to grow and broaden into diverse applications, creating new requirements for specialty nickel products. To serve these rapidly evolving markets, Inco’s product research group has been developing new extra-fine powders, nickel foams and cathode materials for applications in batteries, fuel cells and filters. During 2004, we continued the development of T110PM10, a fine nickel powder with applications in the powder metallurgy industry.

[9]	Trademark of Western Minerals Technology Pty Ltd.

[10]	Inco trademark

The properties of this product were further improved and technical papers describing the product were presented in 2004. This product is now being sold commercially.

     The development of fine nickel powder for applications in multi-layer ceramic capacitors also continued at the laboratory, pilot plant and plant scales in 2004 as improvements in product characteristics and optimization of our manufacturing processes were achieved.

Metals Recycling

     Inco’s subsidiary, The International Metals Reclamation Company, Inc. (“Inmetco”)11, located near Pittsburgh, Pennsylvania, is a world leader in metals recycling. Using proprietary Inco technology, Inmetco recycles nickel, chromium and iron from stainless steel mill and metal finishing wastes and nickel and cadmium from spent batteries.

     Inmetco’s net sales to customers, which are included in “Other” in the table under “Sales” above, were $50 million in 2004, compared with $35 million in 2003 and $30 million in 2002.

     Certain feedstocks and by-products of Inmetco’s process are regulated as hazardous or residual wastes by the U.S. Environmental Protection Agency (the “EPA”) and the Commonwealth of Pennsylvania. While such regulation increases the demand for Inmetco’s services in some respects, it also increases Inmetco’s operating costs. We expect that in the years ahead EPA and the Commonwealth of Pennsylvania may issue a number of new regulations that could impose additional costs on Inmetco’s operations, while other potential rules could reduce regulatory burdens. We are not able to predict at this time the effect that such additional regulations could have on its operating costs and financial condition.

Environment, Health and Safety

     Inco’s operations are subject to numerous environmental laws and regulations relating to, among other things, air emissions, water discharges, soils, recycling and waste management, decommissioning and reclamation, and employee health and safety. While environmental requirements vary considerably from country to country, future laws and regulations may be expected to impose stricter environmental requirements on the mining and metals processing industries in general, and on specific uses of certain metals. We devote considerable resources to our performance under and compliance with the environmental, health and safety laws and regulations to which we are subject. However, the impact of future laws and regulations in these areas on the Company cannot be predicted with any degree of certainty.

     Environmental and Health and Safety Management Systems

     In 2001, Inco’s Canadian operations began to develop and implement formal environmental management systems conforming to the Mining Association of Canada’s Environmental Management Framework (“EMF”). The EMF also conforms to the ISO 14001 Environmental Management System Standard (“ISO 14001”). Our operations in the United Kingdom, ITL, Jinco and Taiwan Nickel have been certified to ISO 14001.

     In order to conform to ISO 14001, in 2001, we broadened our environmental, health and safety policy to include policies related to social responsibility and sustainable development and to include pollution prevention as key elements of its policy. Work also began on the identification and ranking of environmental aspects and effects relating to our operations and the development of action plans to deal with any significant environmental effects. This work continued in 2004.

     In 2001, Inco established an internal working group to undertake an analysis of current health practices and activities in its operations in Canada and the United Kingdom with a view to creating a single overarching health management system which would provide a mechanism for workplace health management to assist in meeting applicable legal and other health requirements. In mid-2002, we elected to develop an integrated health, safety and environmental management system consistent with the OHSAS 18001 Occupational Health and Safety Management System, the ISO 9001 Quality Standard, ISO 14001, and the EMF. The integrated Inco health, safety and environmental management system was completed in April 2004 and is expected to be implemented on a Company-wide basis in 2005.

[11]	Inco trademark

     Environment, Health and Safety Audits

     Inco has, since 1990, conducted environment, health and safety (“EH&S”) audits at its wholly-owned operating facilities as well as at operations in which it has at least a 50 per cent equity interest and certain affiliates in which it has less than a 50 per cent equity interest. The EH&S audit program is reviewed annually by an external consultant in order to provide us with an independent review of the program, evaluate the extent to which the program is meeting our goals and objectives, and determine whether the program is in accordance with standard industry audit practices. The current focus of our EH&S audits has been on conducting management system audits that seek not only to identify problems but also to examine the root cause of these problems and correct deficiencies in the system. The program currently comprises 17 key areas (six environmental, two health, eight safety and one administrative). Audit results are reported to the facility management, which develops an action plan to correct any deficiencies. The Environment, Health and Safety Committee of Inco’s Board of Directors oversees the program, reviewing audit findings and action plans. EH&S audits were conducted at 11 facilities worldwide in 2004.

     SO2 Emissions

Sudbury

     Total sulphur dioxide (“SO2”) emissions at Inco’s Ontario smelting operations were 209,000 tonnes in 2004, below the current maximum SO2 regulatory emission limit of 265,000 tonnes which was established by the Government of Ontario in 1994. These emissions totalled 169,000 tonnes in 2003 and 243,000 tonnes in 2002. The lower level of SO2 emissions in 2003 was due principally to the three-month strike at our Ontario operations referred to above.

     In February 2002, the Ontario Ministry of the Environment (“MOE”) issued a control order (the “February 2002 Control Order”) that requires us to reduce SO2 emissions by 34 per cent from the current limit of 265,000 tonnes to 175,000 tonnes at our Ontario smelting operations by the end of 2006, and reducing the limit for SO2 ground level concentrations (“GLCs”) by 32 per cent, from the then current level of 0.50 parts per million (“ppm”) to 0.34 ppm. GLCs refer to the concentrations of SO2 at ground level after being emitted from the emissions stack and forced to the ground by atmospheric conditions rather than being dispersed. Fugitive emissions (emissions which are caused when SO2 gases exit our operations through roof ventilation equipment, windows, doors and other openings) are also controlled under this order. During 2004, there were 11 exceedances of the new GLC limit (nine from the stack at the Ontario operations and two fugitive exceedances). This compares with seven exceedances in 2003 (four from the stack at the Ontario operations and three fugitive exceedances). The increase in exceedances in 2004 was due in part to the imposition by the MOE of a new method of counting exceedances. Under the new method, an event that registers as an exceedance on more than one monitor is counted as a separate exceedance for each monitor that registers the exceedance. We are subject to possible regulatory action, including fines, as a result of these exceedances, but we have not received any indication from the MOE whether or not any charges will be laid. In order to continue to meet the SO2 and GLC limits, it is likely that the Ontario operations’ smelter will be operated at reduced capacity for brief periods over the next few years when adverse meteorological conditions, such as temperature inversion events or the absence of wind, for plume dispersal exist. We do not, however, currently expect that compliance with the annual SO2 emission levels from our smelter operations or GLCs levels as set forth in the February 2002 Control Order will have any significant effect on our costs, operating procedures or annual production of nickel and other primary metals from our Ontario operations.

     We are currently implementing an investment of approximately $90 million in fluid bed roaster (“FBR”) off-gas scrubbing technology intended to reduce SO2 emissions to the new levels mandated by the February 2002 Control Order by the end of 2006. This FBR project is also expected to have the added benefit of decreasing total metal emissions of nickel, copper, arsenic and lead by 80 to 100 tonnes per year. The FBR project involves the installation of water scrubbers that clean the SO2 gases by removing principally particulate matter. The SO2 gases are then directed to the acid plant to be converted into sulphuric acid. The FBR project will also provide us with the ability to treat the same types of gases coming from certain other smelting furnaces. As part of the February 2002 Control Order, we will also be required to (i) continue research into the technology and economics of further reductions in SO2 emissions and (ii) report annually to the MOE and the public on the progress of this research program. The February 2002 Control Order calls for a final report on achieving the additional reductions to be submitted by December 31, 2010.

     In June 2004, the MOE released a discussion paper on new regulatory proposals for an Industrial Emissions Reduction Program (“IERP”) and in mid-February 2005 published a draft regulation that, if implemented without changes, would require Inco to limit its annual SO2 emissions to 66,000 tonnes by 2015. The IERP would require reductions in SO2 emissions by 2015 that would equate to a 75 per cent reduction from the existing limit of 265,000 tonnes per year referred to above. We have responded to these proposed reduction proposals included in the IERP, indicating what our current ability to meet these requirements would be, particularly in view of the current limits of existing SO2 emission control technologies. We currently believe that the proposed reductions set forth as part of the IERP and the proposed regulation will be included in legislation to be drafted in 2005 for comment. If such proposed reductions were to become law, we believe that those reductions would be consistent until 2015 with the requirements of the February 2002 Order and we would, accordingly, be able to meet those proposed reductions through 2015. However, if the reductions proposed by the IERP and the draft regulation referred to above for 2015 and beyond were to come into effect, we cannot predict whether, based upon the limits of existing technologies and the costs required to implement changes in our processes or otherwise, we would be able to meet them on a cost effective basis.

     In September 2004, Environment Canada published a notice indicating its intention, under the Canadian Environmental Protection Act (“CEPA”), to control emissions from base metal smelters and refineries using pollution prevention planning and a code of best practices for this sector. The notice also set forth a set of proposed interim and final emission targets that each smelter in Canada, including our facilities in Ontario and Manitoba, would be expected to meet. For the smelter at our Ontario operations, these targets are, for SO2, an interim target of 176,000 tonnes to be met by 2008 and a final target of 38,000 tonnes to be met by 2015 and, for particulates, an interim target of 1,430 tonnes to be met by 2008 and a final target of 275 tonnes to be met by 2015. Environment Canada provided for an 18-month period, commencing in September 2004, for companies to indicate whether they could develop a plan to meet their proposed new targets on certain emissions. We are currently assessing the implications of the proposed targets on emission limits developed by Environment Canada on our Ontario and Manitoba operations and have been discussing with Environment Canada and other parties how to develop an approach to such proposed limits that will meet the objectives of all parties. While we are not able to determine the effect, if any, that the reductions proposed in the IERP and draft regulation referred to above and these other recent developments and other significant future changes in regulatory emission limits and other environmental laws and regulations that may be enacted in the future may have on our operations, due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on our business, results of operations, financial condition and liquidity.

     Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in the emission of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the Canadian federal government released an initiative to address certain causes of climate changes. The specific requirement of this initiative is also to limit the discharge of carbon dioxide and other greenhouse gases. Neither the Kyoto Protocol nor this other initiative has as yet established what the specific allocation of reductions among various sources of greenhouse gases would be. In August 2003, the federal government of Canada released certain principles covering the Kyoto Protocol intended to be used to implement the objective of having the oil and gas, thermal energy and mining and manufacturing sectors reduce greenhouse gases by certain specified limits. While during 2004 there was relatively little progress on advancing the implementation of greenhouse gas emission reductions as part of the Kyoto Protocol, the Kyoto Protocol was ratified or confirmed on an international basis on February 16, 2005. While the precise impact of the Kyoto Protocol and its ratification or confirmation on our operations in Canada and the operations of others who provide energy or other products or services to us is uncertain at this time, we anticipate that compliance with these initiatives could have a significant adverse effect on our results of operations and costs.

     Thompson

     Inco’s smelter at Thompson, Manitoba operated during 2004 under a regulation issued by the Manitoba government which limits emissions of SO2 from Inco’s Manitoba ores to 23,000 tonnes per month and 220,000 tonnes per calendar year. We met both of these limits during 2004, with the total of such emissions at 192,200 tonnes for the year. These emissions totalled 191,000 tonnes in 2003 and 210,000 tonnes in 2002.

     As noted above under “SO2 Emissions – Sudbury,” the notice published by Environment Canada under CEPA in September 2004 included a proposed set of interim and final targets for annual SO2 and particulate emissions that each smelter in Canada would be expected to meet. For the smelter at our Manitoba operations, these proposed targets are, for SO2, an interim target of 174,000 tonnes to be met by 2008 and a final target of 12,000 tonnes to be met by 2015 and, for particulates, an interim target of 735 tonnes to be met by 2008 and an final target of 92 tonnes to be met by 2015. As noted above, Environment Canada provided for an 18-month period, commencing in September 2004, for companies to indicate whether they could develop a plan to meet their proposed new targets on certain emissions.

     Port Colborne and Sudbury Soils

     Inco has been working with regulatory authorities and other interested parties to evaluate elevated levels of nickel and other metals in soils located in the vicinity of our processing facilities in Sudbury and Port Colborne, Ontario that may have been affected by the historical emission of windblown metal-containing particulates. Reference is made to “Port Colborne” and “Sudbury” below. The processes and criteria by which remediation requirements are determined in Ontario were issued by the MOE as a guideline in 1996 (the “Guideline”). The Guideline specifies numerical soil concentrations above which environmental and human health concerns are considered sufficient to warrant detailed risk assessments. Inco voluntarily agreed to conduct such risk assessments and to remediate soils as necessary to reduce risks to negligible levels in both the Sudbury and Port Colborne areas. In October 2004, after formal community-based risk assessments were begun, the MOE issued a new regulation under the Ontario Environmental Protection Act (the “Regulation”) which incorporated the Guideline. Since October 2004, Inco and the MOE have been discussing when and under what circumstances the community-based risk assessments relating to Port Colborne and Sudbury would be subject to the Regulation. Based upon these discussions, it is unclear at this time whether these community-based risk assessments which are being funded by Inco will fall under the Regulation, but we plan to complete our detailed scientific measurements and risk assessments for these two communities and continue our discussions with the MOE with respect to how those findings would satisfy the site-specific requirements specified in the Regulation.

     Port Colborne

     The results of soil sampling by the MOE in Port Colborne which were released in January 2000 indicated a wide area having surficial soils with levels of nickel, copper and cobalt above the generic levels established by the MOE for phytotoxicity. Based upon these results, Inco suggested that a community-based risk assessment (“CBRA”) process, funded by Inco, would represent a more objective, fair and efficient way of assessing any risks from these levels than conducting numerous site-specific risk assessments. The CBRA process was accepted by the MOE and the City of Port Colborne and in April 2000 the Port Colborne city council appointed a seven-member Public Liaison Committee (the “PLC”), consisting of local citizens, to interface and work with us and our consultants on the CBRA process. A stakeholder technical sub-committee was also formed consisting of representatives of the MOE, the Regional Public Health Department, the City of Port Colborne, Inco and consultants. In November 2000, the scope of work for the CBRA process was agreed upon and work commenced. The CBRA process has focused on ecological and human health assessments involving all potential pathways for exposure to specified chemicals of concern (“CoCs”), nickel, copper, cobalt and arsenic, for all living species and all health endpoints.

     The soil sampling carried out by the MOE in Port Colborne showed lead levels higher than the generic levels established by the MOE, but completely within the range found in older communities throughout North America. It is generally believed that high lead levels in these communities were caused principally by use of lead-based paints and leaded gasoline until the mid-1970s and the improper disposal of lead-acid automobile batteries. Even though the Port Colborne refinery emitted some lead-containing particulates during its approximately 80 years of operation, an inventory of such emissions, together with air dispersion modelling, has shown that expected soil lead concentrations from such emissions represent only a small fraction of the lead observed in the soil. A comprehensive report on lead as a CoC within the CBRA was prepared by a consultant to Inco in 2003 and peer reviewed in 2004. This report confirmed that Inco should not be held responsible for the lead found in soils in Port Colborne.

     The objective of the CBRA has been to assess human and environmental health risks from multi-pathway exposures to CoCs in Port Colborne. If risks are found to exist at unacceptable levels, as defined by governmental authorities, then the CBRA will also recommend options for the remediation of soils to remove those risks. As a result of this effort, the CBRA is intended to be able to derive Port Colborne-specific soil concentrations for each CoC that will not be a risk for environmental and human receptors in the community and all soil types and uses occurring in the community. Significant progress was made in 2003 with the completion of two draft reports, one on the natural environment and the second on commercial crops. Both of these reports underwent extensive review by the consulting company hired to assist the PLC and by external independent peer reviewers. Revisions to these draft reports in response to the reviews were completed in mid-2004. A third report concerning certain relevant human health risks was completed and peer reviewed in 2004. Another report concerning certain other relevant human health risks is expected to be completed and peer reviewed in the first half of 2005. While the results of the CBRA have not yet been finalized, based on the information available to date, it appears that less than 100 hectares of agricultural land could require remediation. While it is not possible to predict at this time the exact area of such land or the cost of any required remediation, tests indicate that the addition of limestone to the soils to adjust soil acidity would represent a cost-effective remedial solution.

     In late March 2001, two developments occurred in connection with the historic operations of Inco’s refinery in Port Colborne, Ontario: (i) the filing of a purported class action proceeding in an Ontario court and (ii) the release of a report by the MOE covering elevated levels of nickel and other metals found in the soils at depth (below five centimetres) on 16 out of nearly 180 properties sampled by the MOE in Port Colborne (the “March 2001 Report”) and the issuance of a draft remediation order by the MOE.

     The purported class action proceeding originally filed against Inco and several other parties under Ontario class action proceedings legislation claimed Cdn.$600 million in compensatory damages and Cdn.$150 million in punitive damages covering certain residents who lived in the Port Colborne area since 1995 and allegedly suffered a decline in their property values as a result of, and health and other injuries from exposure to, metals and related emissions from the refinery. In June 2002, hearings were held in the Ontario Superior Court of Justice to consider whether this action, or any portion of it, should be certified to proceed as a class action. In July 2002 the court rejected certifying any part of the action as a class action. The nominal plaintiff appealed this decision and the appeal, which revised the original pleadings and focused only on the plaintiff’s claim for damages for property value diminution, resulting in a significant reduction in the number of citizens that the plaintiff is purporting to represent, was heard in June 2003. In February 2004, the Ontario Divisional Court rejected the plaintiff’s appeal. The plaintiff subsequently sought leave (permission) to appeal to the Ontario Court of Appeal. Leave to appeal was granted in September 2004 and it is currently expected that the appeal concerning whether this action should be certified as a class action under applicable Ontario law will be heard in the late spring of 2005.

     With respect to the issue of the finding of nickel, in particular nickel oxide as the primary form, at various depths in the Port Colborne soils adjacent to the Port Colborne refinery, the March 2001 Report established an intervention level of 10,000 ppm or more of nickel as a potential health risk and soil samples taken by the MOE reflected nickel concentrations above this level on 16 properties. While Inco did not accept the March 2001 Report’s findings and conclusions, in response to the report it proposed a voluntary remediation program for the 16 properties whereby Inco offered to remove and replace the soil on these properties to bring them below the 10,000 ppm level.

     In April 2001, Inco submitted a detailed comment letter to the MOE on the March 2001 Report. Based upon such key issues as what the exposure pathways would be and the level of exposure from nickel oxide and other forms of nickel found in the soils at depth, we did not believe that the levels of nickel found as reported in the March 2001 Report represented a health hazard. In May 2001, the MOE indicated that, given the comments it had received on the March 2001 Report from Inco and others, it would effectively be withdrawing the report and draft order and would be undertaking further studies and analyses. A revised draft report was issued for public comment by the MOE in late October 2001 together with a new draft order which would have required that 25 properties, based upon the soil sampling by the MOE reflected in the March 2001 Report, be remediated given a slightly lower intervention level for nickel, 8,000 ppm, established by the MOE in its revised report. Inco submitted a new comment letter to the revised report and revised draft order in late November 2001. In March 2002, the MOE released its report and order in final form (the “March 2002 Report”). It contained a somewhat different methodology for calculating health risks for certain pathways, but retained 8,000 ppm nickel in soils at depth as the intervention level, and the MOE issued a broad order to Inco to remediate properties having soil nickel levels above that level and undertake certain other activities (the “March 2002 Order”). We did not believe the intervention level of 8,000 ppm nickel in soils at depth was supported by the scientific information available and believed that the March 2002 Order imposed a number of other remediation and sampling obligations that were not supported by the findings in the March 2002 Report.

     In April 2002, Inco appealed the March 2002 Order. A group of citizens also appealed the March 2002 Order, asserting that it was too lenient. The appeals were heard by the Ontario environmental review tribunal, starting with preliminary sessions in November 2002. On the first day of the preliminary hearing, motions were made by both appellants regarding the scope of the hearings. Inco moved that the appeal should deal only with human health risk associated with systemic nickel intake, which was the basis of the March 2002 Order. The citizens’ group, on the other hand, argued that the hearings should consider all environmental endpoints and also respiratory cancer. The review tribunal accepted Inco’s motion to limit the scope of the appeal to issues arising from the March 2002 Order only. Counsel for the citizens’ group appealed this decision by way of a judicial review, which was heard in March 2003. The judicial review concluded that the review tribunal was correct to limit the scope of its hearings and the hearings resumed in September 2003. As a result of Inco receiving clarification from the MOE on the scope of the March 2002 Order, and with the agreement of the citizens’ group to withdraw its appeal, the appeal was withdrawn and the March 2002 Order was re-instated with an expiry date of December 2004.

     Notwithstanding the legal actions regarding the March 2002 Order, Inco kept its voluntary remediation program open for the original 16 properties and extended it to the additional nine properties identified by the MOE in the March 2002 Report as having in excess of 8,000 ppm nickel in soil at depth (the “25 Properties”). Three property owners chose to participate in our voluntary remediation program to have us remove and replace the soil on their properties in 2001 and two more participated in 2002. All but one of the remaining 20 of the 25 Properties were remediated in 2004 and it is currently expected that permission for us to remediate the final property will be obtained in 2005.

     In April 2001, in response to the draft order accompanying the March 2001 Report, Inco voluntarily undertook additional sampling in residential areas adjacent to the area where the 25 Properties were located. Based upon this additional sampling by Inco, no additional properties were found to require remediation.

     As part of the CBRA process, Inco agreed to carry out a special health survey of Port Colborne residents, to be conducted by a team of medical experts, to determine if adverse health effects linked to CoCs in the soils are currently being experienced by people in the community. We retained Ventana Clinical Research Corporation (“Ventana”) to conduct this work. During 2001, Ventana interviewed citizens in the community and medical professionals and presented a conceptual scope of work in October 2001. This scope of work was reviewed, revised and prioritized by the stakeholders during 2002. A study of the incidence of hospital admissions in Port Colborne relative to a number of comparative communities was completed in December 2003 but significant problems with the method of statistical analysis were found during peer review. As a result, the study was revised and reissued in October 2004 and is currently under peer review. A second study on self-reported health status was completed in November 2004 and is also undergoing peer review. A determination of the need for potential case-control studies will be made, based on the results of the two completed studies, by a panel of scientific and medical experts. Another proposed study on the incidence of cancer among the Port Colborne population has been hampered by scientific design problems and it is unclear at this time whether this study can be conducted.

     At the beginning of the CBRA process in 2000, we also agreed to undertake a study on the socio-economic impacts that the CoCs in soils may have or may be causing. Efforts to draft an appropriate scope for such a study have been unsuccessful and it is unclear if such a study will ultimately be conducted by us.

     Given the existence of various legal appeals and scientific and medical studies currently underway, it is impossible to predict at this time the effect that these actions and studies could have on the Company’s business, results of operations and financial condition.

     Sudbury

     In September 2001, the MOE released a report indicating that it had analyzed soil samples collected within the Sudbury area for various substances, including arsenic and certain other metals. This report stated that nickel, copper, cobalt and arsenic in some soil samples were in excess of the applicable MOE guidelines and that the elevated concentrations of these metals in the soils were attributable to the history of nickel-copper mining and smelting in the area by Inco and Falconbridge. The two companies agreed to jointly fund risk assessments for human and environmental health in the Sudbury region. They have also joined the MOE in extending soil sampling to areas in the area that were undersampled.

     The Sudbury area soil data in the MOE’s report showed nickel concentrations lower than those found in Port Colborne soils, but the potential area affected in Sudbury is larger than in Port Colborne. Some of the work being conducted at Port Colborne will be applicable to Sudbury, but the risk assessment for Sudbury must be based on the specific soil types located there. During 2001, the City of Greater Sudbury, the Regional Health Department, the MOE, Inco and Falconbridge formed a technical committee (the “Sudbury Technical Committee”), with Health Canada participating on behalf of First Nations communities, to guide the risk assessment work on nickel, copper, cobalt and arsenic in soils and other related environmental media. This action was followed by the formation of a public advisory committee consisting of ten citizens and the appointment of a process observer responsible for reviewing the timeliness, effectiveness and transparency of the risk assessment process.

     In 2002, the Sudbury Technical Committee defined the scope of work for the human health and environmental health risk assessments, issued a comprehensive request for proposals to carry out the assessment, reviewed six proposals submitted and chose the winning bid based on technical, economic and public communication criteria. The risk assessments are being carried out by the Sudbury area risk assessment group (“SARA”), a consortium of firms having the collective experience necessary to conduct this multi-disciplinary project. The consortium includes a number of environmental management and analytical firms. Work was started under a preliminary contract in December 2002 and the final contract was signed by Inco and Falconbridge in 2003.

     Public consultation as part of this process was carried out in 2003 and will continue throughout the risk assessment process. The analysis of several thousand new soil samples was completed by SARA and two additional elements, selenium and lead, were added to the list of CoCs for the community. Recent indoor sampling indicated elevated levels of lead in certain residences. This data will also be evaluated as part of the studies being undertaken. The risk assessments are generally scheduled to be completed by mid-2005. Toxicology Excellence for Risk Assessment (“TERA”), a U.S.-based non-profit corporation, has been engaged to undertake the peer reviews of SARA’s work. Inco’s share of the total cost of TERA’s work is currently estimated at about $2 million. It is impossible to predict what remediation may be recommended from these assessments but the Sudbury area has undergone successful re-vegetation efforts over the last several decades and has experienced a significant ecological recovery.

     Decommissioning and Reclamation

     Inco is committed to decommissioning its facilities, at both existing and inactive mine sites, in an environmentally sound manner commonly referred to as “progressive decommissioning”. In Ontario, progressive decommissioning is ongoing at the Copper Cliff tailings area where exposed tailings are being covered. In 2004, we continued to maintain more than 1,500 hectares of vegetated cover on inactive tailings for stabilization purposes. We also continued in 2004 our decommissioning and reclamation projects at both operating and non-operating properties in Ontario, including demolition and closure work at Shebandowan, Crean Hill and Frood-Stobie mines, re-contouring at Whistle Mine, tree planting and groundwater assessment. In Manitoba, our reclamation plans for Thompson Mine and the Thompson processing facilities were accepted by the Manitoba government. Reference is also made to “Future Removal and Site Restoration; Closure and Post-Closure Plans” below.

     Re-vegetation Programs

     A significant part of our environmental programs in both Canada and Indonesia involves the re-vegetation of mined-out lands and areas affected by mining and processing activities to return them to a natural state.

     In 2004, we produced about 200,000 seedlings, mainly red pine, in greenhouses at our Ontario operations in Sudbury. We normally produce an additional 50,000 seedlings every year at our underground nursery located at the 4,600-foot level of Creighton Mine, but the nursery was closed in 2004 due to maintenance operations in this area of the mine. The temperature and humidity are constant at this level of the mine and are ideally suited for starting seedlings using automated watering and lighting systems. Approximately one-half of the 200,000 seedlings grown in 2004 were planted on our own property. The remainder were donated to the City of Sudbury and various community groups for planting.

     At PT Inco in Indonesia, reclamation efforts continued to focus on returning to mined-out areas the waste rock and soil that was removed to access the ore and planting trees in these areas. The objective of this program is to maintain the size of the mine footprint to a maximum of 1,000 hectares and restore mined-out areas to their natural state. In 2004, the size of the maximum mine footprint that can be maintained without re-vegetation was increased from 650 hectares to 1,000 hectares, reflecting the increased mining activity associated with increased nickel production.

     PT Inco

     PT Inco’s operations are subject to environmental regulations and permits issued by the Government of Indonesia. PT Inco is in compliance with these permits except for intermittent releases of soluble nickel, manganese and chromium in its liquid effluent discharges into a small stream adjacent to its operations and the levels of emissions of particulates from its facilities. In recent years, PT Inco has implemented a number of projects which have reduced the levels of nickel, manganese and chromium in its effluent discharges and is continuing its efforts to bring these levels within the regulated limits. By dredging, PT Inco has been able to increase the retention capacity of its sediment ponds. As a result, nickel and manganese concentrations in effluent were within the regulated limits in 2004. In addition, releases of hexavalent chromium were reduced below the regulated limits by the fourth quarter of 2004.

     Since 2000, PT Inco has also had a program in place with the government for investigating the most effective way to further reduce its particulate emissions. This program includes an action plan and periodic reporting to the government. PT Inco also initiated a dust handling program in 1999 to address issues associated with various dust-handling processes at PT Inco. This program included the installation of equipment, in particular additional electrostatic precipitators (“ESPs”), and other solutions to reduce dust emissions. The principal sources of dust emissions and other particulate emissions from PT Inco’s facilities are PT Inco’s dryers, reduction kilns, converters and electric furnaces. A new ESP was constructed and commissioned on one of PT Inco’s three dryers in 2001 and operated in 2002, so that all of PT Inco’s dryers had installed ESPs. This investment has resulted in a substantial decrease in dust from this source and PT Inco is now in compliance with permitted dust emissions levels from its dryers. Modifications to the ducting to one of PT Inco’s five kilns resulted in decreased dust emissions and these modifications were subsequently made to the other two similar kilns. Two newer kilns were equipped with ESPs and operate at low dust emissions, below permitted levels. In 2004, all five kilns at PT Inco were in compliance with permitted dust emission levels. PT Inco has also installed an automated pneumatic dust handling system which collects and transports dusts for reprocessing and standby blowpot systems have been installed on four of PT Inco’s kilns to allow maintenance to be performed without interrupting the control and collection of dust. The fifth kiln was constructed with standby blowpot capacity, thus providing that all five kilns now have this standby capacity. An audit of the blowpot systems is scheduled in 2005 and it is expected that the audit will recommend further improvements to enhance the systems’

performance and reduce fugitive emissions. PT Inco’s three converters are in compliance with permitted dust emission levels. The principal remaining sources of dust emissions are PT Inco’s four furnaces and PT Inco and an independent engineering firm have studied and used a pilot test program to evaluate options for cleaning the furnace off-gases to meet permitted dust emission levels. Based upon the results of the pilot test program, we began the installation of certain control equipment on one of PT Inco’s furnaces in the fourth quarter of 2004 and testing of equipment is scheduled for 2005. If this control equipment is successful, we currently plan to install the same dust control equipment on the three remaining furnaces to meet these dust emission limits over the 2006-2007 period. If it is not successful, we plan to evaluate other options to meet these dust emission limits.

     Workplace dust issues are also being addressed to improve workplace quality. During 2004, further significant improvements were realized as part of PT Inco’s overall dust handling program, including a modification of the dust collection system of the kilns to allow for increased dust capture. While PT Inco (i) has kept the relevant governmental authorities apprised of those situations where it has not been in compliance with certain emission limits as noted above, (ii) has been working with these governmental authorities in respect of such regulatory issues and (iii) has not received any indication from such governmental authorities that it would be subject to any penalties or sanctions for such exceedances, PT Inco may still be subject to regulatory actions by such governmental authorities for non-compliance with certain emission limits.

     Future Removal and Site Restoration; Closure and Post-Closure Plans

     The following includes information that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and in Notes 1 and 13 to the financial statements under Item 8 of this Report.

     Our operations have been, and may in the future be, affected from time to time in varying degrees by changes in environmental laws and regulations, including those for asset retirement obligations. Both the likelihood of future changes in laws and regulations and their overall effect upon us vary greatly from country to country and are not predictable. Our policy is to meet or, if possible, surpass environmental standards set by relevant legislation, by the application of technically proven and economically feasible measures.

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

     In accordance with environmental regulations adopted by the Province of Ontario in 1991, we developed rehabilitation and site restoration plans associated with the eventual closure of our operations in that province. Three closure plans were filed by the end of 1997, having previously received approval from the Province of Ontario for the consolidation of our operating mines and properties in that province into 15 sites for purposes of closure plans, and the remaining 12 closure plans were filed by the end of 1998. As a result of provincial regulatory changes which became effective in 2000, the plans were re-filed to meet these changes in 2001. We have continued to develop future tailings disposal and water management alternatives to accommodate up to approximately 40 years of future production. We believe that cost-effective tailings disposal alternatives exist within the ongoing operating activities of the Sudbury operations which would limit site restoration at closure to a care and maintenance activity, thus significantly reducing the costs of such site restoration.

     In accordance with environmental regulations adopted by the Province of Manitoba in 1999, we have developed reclamation plans associated with the eventual closure of operations in that province. The Province of Manitoba has accepted the closure plans for all of our operations in the province.

     Closure plans for the proposed mine and mill facilities were prepared and submitted in 1998 in connection with the environmental review process of the Voisey’s Bay project in the Province of Newfoundland and Labrador. This plan, as updated, was submitted to the province in August 2004. Closure plans were prepared for the Goro nickel project. The closure plan for the original tailings impoundment and overburden storage areas for the Goro project were included in our operating permit (installation classée) application dated May 2004. This operating permit was issued in October 2004 but will be subject to amendment to reflect the revised project configuration developed as part of Phase 2 of the review process discussed under “Goro Nickel S.A.” above and, as a result of the revised project configuration, the closure plan may also have to be amended to take into account any changes to the tailings impoundment and other storage areas.

     We follow a policy of progressive rehabilitation at our Indonesian operations whereby land disturbed by mining activities is re-vegetated on an ongoing basis. A closure plan for PT Inco was revised in 2004 to cover all relevant facilities of PT Inco.

     Closure plans have been completed for the operating facilities in the United States and the United Kingdom. Based on currently available information, there are no required significant site restoration activities associated with these facilities.

     Substantial environmental expenditures are incurred on an ongoing basis which are intended to significantly reduce asset retirement obligation costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and re-vegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, aggregated $20 million in 2004, $39 million in 2003 and $13 million in 2002 and are included in cost of sales and other operating expenses. Capital expenditures on environmental projects were $41 million in 2004, $28 million in 2003 and $9 million in 2002. We currently anticipate that capital expenditures on environmental control and related projects in 2005 will be approximately $90 million.

     Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants (CICA) relating to asset retirement obligations. This standard significantly changed the method of accounting for asset retirement obligations as discussed in Note 2 to the financial statements under Item 8 of this Report. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies, which include an evaluation of, among other factors, information available at that time with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for asset retirement obligations represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of funds from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provisions or charges. Future changes, if any, to the estimated total liability, as a result of changes in requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Although the ultimate amount to be incurred is uncertain, the total present value of the liability for asset retirement obligations in respect of our worldwide operations to be incurred primarily after cessation of operations was estimated to be $174 million (including a current portion of such total obligation of $3 million) at December 31, 2004 based upon certain discount rates and timing with respect to when these costs would be expected to be incurred, compared with $149 million at December 31, 2003 and $126 million at December 31, 2002 (including the current portions of such total obligations).

     Changes made in 2000 to mining regulations in the Province of Ontario require us to provide letters of credit or other forms of financial assurance intended to secure our ability to meet future reclamation and restoration costs, which are not expected to be incurred for many years, if we were to no longer meet certain minimum investment grade credit ratings for our outstanding publicly traded debt securities. Although our debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If we were not able to maintain the minimum investment-grade credit ratings, it is currently estimated that letters of credit or other forms of financial assurance associated with the currently estimated costs of the eventual future closure of our mines and other facilities in Ontario would have to cover approximately $762 million in such closure costs on an undiscounted basis. Due to the closure of three mines in Ontario, in 2002 we were required under such mining regulations to provide letters of credit in the amount of $22 million at that time to secure these near-term closure costs as discussed below. In addition, we are subject to certain Indonesian regulations which require us to provide security for the reclamation of land areas that have been mined. In the case of our Manitoba operations, in 2003 we submitted closure and reclamation plans for all of our operations in that province and in 2004 we provided financial assurance in the form of a letter of credit in the amount of approximately $0.4 million for certain future reclamation and restoration costs in that province. It is possible that this province may require additional financial assurance with respect to our operations in Manitoba. However, it is not currently expected that these costs for our Indonesian operations and/or such additional financial assurance as might be required to be provided for our Manitoba operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing by us under our bank credit facilities.

     As of December 31, 2004, we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either us or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the Ontario Ministry of Northern Development and Mines, the ministry responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year. We have also provided letters of credit or similar forms of financial assurance to secure future closure costs associated with certain other operations or projects in North America and elsewhere which currently have, or are expected to have, fairly extended useful lives. We have also provided a letter of credit in the amount of approximately $7 million covering certain remediation costs if we abandoned the construction of certain infrastructure at Voisey’s Bay.

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

     Health and Safety

     The health and safety of our employees are of the highest priority. The prevention of workplace accidents and illnesses is a major goal of Inco. Safety training and educational programs for workers have continued to be enhanced at all of our operations and, through international workshops, sponsored university research and other activities, Inco is a leader in efforts to determine how to better test and assess the impact of metal compounds on humans and ecosystems.

     Research Networks on Metals

     Inco was one of the major contributors to the Metals in the Environment (“MITE”) research network which was initiated in Canada in 1998 and was sponsored, in part, by the Mining Association of Canada. This program concluded in 2004 and yielded useful information on the sources of metals, the movement of metals among environmental compartments and the toxicity of metals to aquatic and terrestrial organisms. These results are already affecting the course of regulatory activity relating to metals throughout the world. The data generated are assisting in carrying out necessary risk assessments and in determining risk management strategies for the continued safe use of metals such as nickel, copper and cobalt.

     As a logical extension of the stakeholder involvement created during MITE, a new network funded by the Canadian Natural Sciences and Engineering Research Council has been formed with specific interest in filling information gaps in human health assessments involving metals. We will continue to assist in this work through our membership in the Mining Association of Canada.

     Diesel Particulate Matter

     In 1995, the American Conference of Governmental Industrial Hygienists (“ACGIH”) announced its intention to establish for the first time a threshold limit value (“TLV”) for diesel particulate matter (“DPM”) of 0.15 mg/m3. This proposed TLV, based primarily on rat and mice studies, constituted nearly a seven-fold reduction from the current Canadian target level of 1.0 mg/m3 DPM. If adopted by regulatory authorities in Canada, this would require substantial changes in our use of diesel equipment in our underground operations since this equipment emits DPM. We responded to the proposed TLV by making written and oral presentations to the ACGIH in 1996, noting that toxicological and epidemiological studies on health effects of DPM have given inconsistent and unreliable results and that it would, accordingly, be impossible to set scientifically sound occupational exposure limits for DPM. For a discussion of TLVs, see “Regulation of Nickel and Other Nonferrous Metals – Occupational Exposure Limits (OELs) in Canada” below.

     The ACGIH did not take any action to adopt the TLV in 1997 or 1998. However, in 1999 the ACGIH announced that it intended to further reduce the proposed TLV to 0.05 mg/m3 for DPM of less than one micrometre in diameter. In 2001, it lowered this proposed TLV even further, to 0.02 mg/m3, analyzed as elemental carbon. In 2003, however, the ACGIH removed the proposed TLV for DPM from its Notice of Intended Change list and placed it on the list of “Chemical Substances and Other Issues Under Study,” where it remains through the year 2005. It is not known whether the TLV as proposed in 2001 (or some modification thereof) will be placed on the Notice of Intended Change list again in the future.

     The U.S. Mine Safety and Health Administration (“MSHA”) initiated a rulemaking activity in 1998 to establish a regulatory exposure limit for DPM in underground mines in the United States. Actions of this kind by MSHA are usually considered significant as Canadian provincial governments often consider taking similar actions. After a period of extensive public comment, MSHA adopted its new exposure limit in late 2000 of 0.4 mg/m3 DPM, determined using the total carbon technique. (A proposal to change the measurement metric from total carbon to the equivalent of elemental carbon is pending.) The new MSHA rule provided an 18-month phase-in period for companies to achieve compliance, at which point the new limit would apply for a period of five years, after which it would be reduced to 0.16 mg/m3. It is not known whether, when or how Canadian provincial governments will respond with similar limits.

     Recognizing the importance of regulatory Occupational Exposure Limits (“OELs”) for DPM on our operations in Ontario and Manitoba, as discussed under “Regulation of Nickel and Other Nonferrous Metals – Occupational Exposure Limits (OELs) in Canada” below, in 1997 we helped form an industry-labour-government research consortium, the Diesel Emissions Evaluation Program (“DEEP”), to determine sampling and analytical techniques capable of measuring low levels of DPM and to evaluate techniques capable of controlling DPM emissions in workplace air. DEEP has investigated a number of research areas, in particular biodiesel, fuels, maintenance improvements, and the effect of light duty vehicles on DPM in underground mines. In 2000, DEEP extended its original three-year term to allow completion of field tests on particulate filters, which potentially hold the most promise for cost-effective control of DPM. Several of these underground tests began at Inco’s Stobie Mine in 2001 and were completed in December 2004. The final report on the Stobie Mine results is expected to be available in 2005, as is the DEEP final report. The adoption by Inco of ultimate DPM control strategies developed by DEEP, and the cost of such adoption, will depend on a number of factors, including the types of engines used and their duty cycles as well as the final regulatory limit that we will be required to meet.

     WSIB Occupational Disease Policies

     Inco is subject to workers’ compensation laws in various jurisdictions pursuant to which occupational injuries to, and diseases of, individual workers making claims are examined and payments are awarded by a governmental board or agency. The expense of such awards is generally funded by the employer, typically as a percentage of payroll costs within the jurisdiction of the relevant board or agency, and is adjusted according to the experience with such claims either with respect to employees of the particular employer alone or on the basis of all claims in respect of employees in the same industry within the relevant jurisdiction.

     In 1994, the Occupational Disease Panel (“ODP”) of the Ontario Ministry of Labour (“MOL”) concluded that there was a “probable connection” between miners’ lung cancer and all hardrock mining. In 1996, the ODP asserted that a 1996 cancer morbidity study conducted by researchers at McMaster University, using a large group of Ontario male nickel production workers from Inco and Falconbridge, confirmed such a connection for nickel miners. Consequently, the ODP recommended that primary lung cancer and the occupation of hardrock mining be categorized under a particular schedule of the Ontario Workers’ Compensation Act which would create a presumption in favour of a causal relationship for lung cancer claims unless the contrary could be proven. In 1997, the ODP issued another report dealing specifically with laryngeal cancer and workers in nickel production. This report relied heavily on the 1996 McMaster University study referred to above. The ODP recommended that laryngeal cancer and certain nickel producing occupations be treated in the same manner as lung cancer and hardrock mining. Inco retained independent medical and epidemiological specialists to analyze these assertions and, as a result, made several submissions to the Workplace Safety and Insurance Board (“WSIB”), the regulatory body of the MOL responsible for evaluating and adjudicating workplace injuries and diseases, taking exception to the ODP recommendations, primarily on the basis that tobacco smoking is likely a confounding factor, and to the validity of the findings of both the original hardrock mining report and the McMaster University study. These submissions explained why we believed that the ODP report was flawed and suggested that no policies on this matter be established until more methodologically sound studies were conducted. Similar submissions have been made by Falconbridge and by the Ontario Mining Association. Because of these submissions, the WSIB has not taken any action on any of the ODP reports.

     In late 1994 the WSIB also revised and extended its policy with respect to lung cancer compensation claims by nickel smelter and refinery workers. We objected to the process that was used in considering the revised policy, which, in our opinion, failed to take into account applicable scientific data, and we also objected to flaws in the policy itself. As a result of submissions to, and discussions with, WSIB staff, in early 1998 the WSIB proposed a revision to the 1994 policy. However, this revision failed to address our central concerns with the policy and we made additional written submissions to the WSIB suggesting further significant revisions. We have continued our efforts to have the WSIB change this policy, but no changes have been forthcoming. In mid-2001, we were invited to join a special stakeholder panel being formed by the WSIB. This panel, called the Occupational Disease Advisory Panel (“ODAP”), consisted of industry and labour representatives from a broad range of industrial sectors. The ODAP’s mandate was to advise the WSIB of criteria that should be applied in developing policies, to review contentious policies that currently exist, and to recommend how the WSIB should deal with controversial studies previously conducted by the ODP. During 2003, it became apparent that the ODAP could not reach consensus on a number of important issues and that a report from the ODAP was not possible. The ODAP Chair, who had been selected and assigned this position by the WSIB, issued a draft report in early 2004 which attempted to relate areas of agreement and disagreement of the ODAP’s members. Inco provided comments on the draft report as a member of the ODAP. The ODAP Chair then issued a final draft report in mid-2004 and conducted public consultations in six cities across Ontario to obtain stakeholder input on that draft report. Inco made additional presentations to the Chair at these consultations held in Toronto and Sudbury in September 2004. It is expected that the Chair’s final report will be delivered to the WSIB in 2005, but we cannot predict what, if any, actions WSIB will take as a result of this report.

Worker Safety

     The table below shows the disabling injury frequency (“DIF”) for Inco in 2004, 2003 and 2002:

	2004	2003	2002
DIF	1.4	1.7	1.8

     The DIF is calculated by Inco by multiplying the total number of disabling injuries in a year that employees incurred as a result of work-related injuries by 200,000 hours (which is a constant used by the Mines and Aggregates Safety and Health Association (Ontario) and other similar organizations) and then dividing that product by the total number of hours worked by employees during that year. The DIF disclosed above for 2002 is different from the previously disclosed DIF for 2002 because the DIF for 2002 has been recalculated to reflect information that we received subsequent to the previous disclosed DIF for 2002.

     Inco continues to pursue a goal of zero accidents. The implementation of the Integrated Health, Safety and Environmental Management System, which is compatible with the OHSAS 18001 internationally accepted health and safety standard, emphasizes our commitment to improved safety performance.

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

     Occupational Exposure Limits (OELs) in Canada

     The ACGIH evaluates toxicological data and establishes a chemical’s TLV, an airborne concentration to which nearly all workers can be exposed for eight hours per day for five days per week for their entire working life without suffering adverse health effects. Although the ACGIH has no regulatory power, TLVs are commonly used as starting points for setting mandatory standards for exposure to certain materials by regulatory authorities throughout the world and, in some jurisdictions, are adopted more or less automatically. In November 1997, the ACGIH Board of Directors approved new TLVs and carcinogen classifications for nickel and its compounds. These classifications were published as “adopted values” in 1998. The new TLVs, which are to be measured as nickel in inhalable particulate, were as follows: 1.5 mg/m3 for elemental/metallic nickel; 0.2 mg/m3 for insoluble nickel compounds; and 0.1 mg/m3 for soluble nickel compounds and nickel subsulphide (which forms during the metallurgical processing of Inco’s nickel ores). The TLV for nickel carbonyl was unchanged at 0.05 ppm. Since 1998, insoluble nickel compounds and nickel subsulphide have been classified by ACGIH as “Confirmed Human Carcinogens”; soluble nickel compounds have been designated “Not Classifiable as a Human Carcinogen”; and elemental nickel has been classified as “Not Suspected as a Human Carcinogen”. Nickel carbonyl was not classified for carcinogenicity at all.

     The Province of Manitoba automatically adopts the ACGIH’s TLVs as mandatory OELs, and it adopted the TLVs for nickel as OELs in 1998. Between 1998 and 2002, our Manitoba operations continued to use established sampling technology because routine samplers for inhalable particulate were not available. However, all samples collected during this period were converted to an inhalable basis using relevant research results. During this period, an analytical protocol developed by Inco for determining soluble nickel, oxidic nickel, sulphidic nickel and elemental nickel contents was used to determine the concentrations of nickel in samples for the four types of nickel substances specified in the OEL. In 2002, sampling for types of nickel in the workplace was completed using an inhalable IOM 7-hole sampling system and analyzed for nickel species using this Inco-developed analytical protocol. As the analytical protocol cannot uniquely distinguish nickel subsulphide from other nickel sulphide, additional assumptions about the presence of various sulphides must be made using knowledge about the processes being used from which dust arises. As predicted, few groups of workers were found to exceed the OELs. Action plans were implemented to mitigate such exposures in our surface processing plants. The success of these action plans was evident by a significantly reduced number of individuals having exposures exceeding the OELs in 2003.

     The Province of Ontario does not automatically adopt the ACGIH’s TLVs, and the MOL normally consults stakeholders prior to setting OELs. In the case of nickel, these discussions started in 1999. By mid-2000 the MOL had stated that it intended to adopt OELs for only two of the four ACGIH nickel TLVs, nickel subsulphide and insoluble nickel. The proposed OELs were numerically equivalent to the TLVs, but were based on a so-called “total” dust sampler, currently used extensively in Ontario, instead of an inhalable dust sampler. However, when the final regulation was published in September 2000, the MOL chose to adopt all four of the ACGIH nickel TLVs as new inhalable OELs. While our Ontario operations would have had relatively minor compliance problems under “total” dust sampling, significant problems existed for inhalable sampling and inhalable OELs, principally in the Ontario operations’ smelter, matte crushing and matte separation plants.

     In March 2001, a tripartite committee focusing on the review of inhalable levels of nickel, made up of representatives of the MOL, Inco and several locals of the union that represents our workers, was formed by the MOL to cooperatively review and consult on several new commercial products for inhalable sampling which became available in 2001. A viable commercial sampler was found to be workable in Inco’s workplace environments in May 2001. In October 2002, the tripartite committee concluded its work with an agreement that the analytical technique that Inco adopted for speciation, in conjunction with other analytical techniques necessary to identify the species, all of which would be subject to the professional judgment of an expert in the field prior to acceptance, was a reasonable approach for characterizing exposures to metallic nickel, insoluble nickel, soluble nickel and nickel subsulphide in Inco workplaces. To meet the new OELs, a four-year workplace environment improvement plan has been developed by Inco and reviewed with the MOL. Approximately $5 million was committed in 2002 for ventilation improvements to be made over the next few years. In 2003, approximately $1.6 million was spent on ventilation improvements which resulted in decreases in airborne exposures. For example, in 2003 total nickel levels at various locations in the matte processing area of the Copper Cliff Smelter decreased by 25 per cent to 88 per cent. It is not possible to state at this time the full extent of the ventilation improvement program or the total capital expenditures that will be necessary to comply with these OELs at our Ontario operations. Inco and the MOL have agreed in principle to a long-term cooperative approach of engineering control upgrades that will take place in a number of workplaces over several years to meet these OELs.

     In 2001, the MOL released a discussion paper concerning a proposed permanent process for up-dating OELs for all workplace substances. Four options for this process were proposed by the MOL, which invited comments on these options from stakeholders. Inco joined other members of the Ontario Mining Association in forming a task force aimed at considering the best process for maintaining OELs that are protective of workers, supported by sound science, and economically practical. The task force released its comments in February 2002. In the opinion of the task force, none of the options suggested by the MOL were acceptable and it suggested a fifth option in which an independent expert advisory group would review each candidate OEL for its scientific, as well as practical, basis. There was no response from the MOL on this proposed option in 2003 and no further action was taken by the MOL on these proposed options in 2004. We cannot predict the effect that further reductions in OELs for workplace substances could have on our results of operations or financial condition.

     Ontario Air Standards

     The MOE issued a plan for updating its air quality standards for priority contaminants in 1996 and revised this plan in 1999. Certain elements, including nickel, arsenic, cadmium and chromium, were identified as priority contaminants requiring review. The first step in setting new air quality standards for each element is the release of the relevant scientific information and possible approaches by which such information could be used in setting the standard. This information is then made available for public review and comment. The MOE then releases its rationale for setting a standard for each element, which is followed by a further comment period for stakeholders. Finally, the MOE considers all comments and then issues its standard. In June 2004, the MOE announced its ultimate objective of replacing the present guidelines by incorporating the new standards into the regulations under the Ontario Environmental Protection Act by June 2005.

     In June 2004, the MOE, through the issuance of draft information documents, sought input from stakeholders on new ambient air regulations for nickel, arsenic, cadmium and chromium. In October 2004, Inco provided comments on all of these draft information documents aimed at improving the accuracy and completeness of scientific literature and also commented on the strengths and weaknesses of lines of evidence that could be used in developing numerical air standards for these metals. Our comments on nickel were extensive and focused on the requirement to account for speciation of nickel in air, to properly extrapolate occupational dose-response information to the low doses expected in ambient air, and to suggest a new compelling method for deriving the specific respiratory cancer unit risk for oxidic nickel compounds, the use of which is essential because oxidic nickel is the prevalent form of nickel in ambient air. We do not know how the MOE will make use of our comments or what approach the MOE will employ to derive ambient air standards for these metals. It is expected that MOE will issue a revised information document to continue the stakeholder consultation process on these proposed ambient air standards in 2005.

     In addition to its activities in setting numerical standards for ambient air, the MOE has issued an air dispersion modelling guideline update for stakeholder review. The MOE anticipates that the current air dispersion modelling guideline would be improved at the same time as the new air quality standards come into effect. Inco submitted comments in October 2004 on the changes to the dispersion modelling guideline proposed by the MOE and emphasized (i) the need for assessing compliance against annual average air concentrations where the toxicological end-point is based on chronic health effects, as is done in many other jurisdictions, (ii) the need for ensuring that standards appropriately reflect true risk, and (iii) that the initiatives designed to improve air quality be sufficiently flexible so that a broad array of corrective strategies could be evaluated and implemented.

     Occupational Exposure Limits (OELs) in the U.S. and the U.K.

     Inco is generally in compliance with the permissible exposure limits for all forms of nickel that are currently applied by the U.S. and U.K. governments.

     The U.K. OELs are currently divided into two categories: maximum exposure limits (“MELs”) which are ceiling values that must not be exceeded, and occupational exposure standards (“OESs”) which are safe working levels. In 2004, there were no OESs for nickel and the MELs for nickel remained unchanged at 0.1 mg/m3 for soluble nickel and 0.5 mg/m3 for insoluble nickel. However, as of April 2005, MELs and OESs will be replaced with a single standard called workplace exposure limits (“WELs”). Like both MELs and OESs, WELs are time-weighted average exposure limits, but also include new requirements to strictly observe principles of good practice for the control of exposures to ensure that the WELs are not exceeded. The change to WELs will result in an increased obligation on Inco to demonstrate the use of the best available practices to minimize workplace exposures to nickel. The U.K. Health and Safety Executive is reviewing these limits, but consultation with the government indicates that the WELs for nickel are not likely to be changed in the near future from the current MELs for nickel. We do not anticipate that meeting the new WELs for nickel will have a material adverse affect on our operations.

     In late 2004, the U.S. Occupational Safety and Health Administration (“OSHA”) proposed a very stringent eight-hour time-weighted average permissible exposure limit (“PEL”) of one microgram hexavalent chromium per cubic metre. If the PEL is adopted as proposed, it could have an adverse impact on various U.S. industrial sectors (such as stainless steel producers and electroplaters) that are major users of nickel. We cannot predict whether this PEL will be adopted by OSHA or, if it is adopted, what impact it will have on nickel users in the U.S. and, indirectly, on our results of operations or financial condition.

     U.S. Environmental Regulatory Actions

     In 1990, the United States Congress amended the U.S. Clean Air Act to require, among other things, that 189 chemicals or chemical groups (including nickel compounds) be regulated as hazardous air pollutants (“HAPs”). Pursuant to this legislation, EPA has been promulgating stringent technology-based standards for controlling emissions of HAPs from designated “major source” categories. This process will continue in the future and ultimately may include the promulgation of additional risk-based standards. Some of these standards may limit emissions of nickel and its compounds, most likely through limits on overall emissions of particulate matter. While it does not appear that the “major source” HAP control program will target emissions at nickel producing or using industries, it is possible that some nickel-emitting sources may ultimately be covered by such standards. We are unable to predict what capital expenditures or operating cost increases Inco or its customers may incur if that proves to be the case.

     In July 1999, EPA issued its final Integrated Urban Air Toxics Strategy under which 33 HAPs judged to pose the greatest threat to public health in urban areas are to be targeted for future regulation. Nickel compounds were among the 33 HAPs listed under this strategy. As a result, nickel compounds will be included by EPA in periodic National Air Toxics Assessments (“NATAs”) designed to estimate and track trends in emissions, ambient air concentrations, population exposures, and associated characterizations of risk. In June 2002, EPA released the Final National-Scale Air Toxics Assessment for 1996 (“NATA-1996”), which estimates emissions, ambient air concentrations, and population exposures for the 33 HAPs referred to above based on a 1996 emissions inventory, and characterizes the resulting population risks on a national and regional basis. This assessment reflected much lower total national emissions of nickel compounds than an earlier estimate that was based on information for 1990. NATA-1996 found that concentrations of nickel compounds in the ambient air were not of concern with respect to non-cancer health effects. However, nickel compounds were characterized as being a more significant contributor to potential cancer risks. That finding was based on what Inco and other nickel producers believe to be a flawed methodology for estimating potential cancer risk. The nickel industry made a submission to EPA, asking that the methodology be corrected, so that a more appropriate risk characterization can be made in the next release of NATA information, which is scheduled at three-year intervals.

     In addition to issuing NATAs, EPA’s Urban Air Toxics Strategy will target various “area sources” of hazardous air pollutants for further emissions reductions. In the case of nickel compounds, some of these sources are likely to be fossil fuel combustion units, while others may involve nickel-producing or using industries such as stainless steel manufacturing, metal electroplating and secondary nonferrous metals. Currently, EPA is developing an “area source” emissions standard for secondary nonferrous metals facilities that presumably would apply to Inmetco. This standard is unlikely to be issued before 2007, if it is issued at all, and we do not know what its coverage will be or what emission limits it will establish. We are unable to predict what impact, if any, the inclusion of nickel compounds on EPA’s list of Urban Air Toxics (and the related assessments and “area source” standards) might have on nickel users and, both directly and indirectly, on our operations or financial condition.

     In December 2002, the National Toxicology Program (“NTP”) within the U.S. Department of Health and Human Services released its Tenth Report on Carcinogens (“ROC”). In these bi-annual reports, NTP lists various substances that it concludes are either “known to be human carcinogens” or “reasonably anticipated to be human carcinogens.” Previous versions of the ROC listed metallic nickel and “certain nickel compounds” as “reasonably anticipated to be human carcinogens.” Metallic nickel remained in that category in the Tenth ROC. However, “nickel compounds” as a class (with no differentiation) were listed as “known to be human carcinogens.” That broad listing runs counter to arguments that Inco and other nickel producers had made to NTP over the years, and we continue to believe it is not scientifically justified for various types of nickel compounds. Since nickel compounds already had been characterized as carcinogenic to humans by the International Agency for Research on Cancer, it is not clear what additional impact, if any, NTP’s listing of nickel compounds as “known to be human carcinogens” in the Tenth ROC will have on businesses that produce, use, handle, or otherwise manage nickel compounds and wastes in which they are contained. Similarly, since metallic nickel has been listed as “reasonably anticipated to be a human carcinogen” by the NTP for many years, it is not clear what effect, if any, the reaffirmation of that listing in the Tenth ROC will have. Nickel alloys, stainless steels and other alloys that contain nickel, also were evaluated for possible listing in the Tenth ROC, but after all the evidence was considered, they were not included as either “reasonably anticipated” or “known to be” human carcinogens. Following publication of the Tenth ROC, Inco, in conjunction with nickel producer associations, formally requested that NTP correct certain information in the Tenth ROC regarding nickel metal and nickel compounds. That request was rejected in late 2003. However, following an appeal, NTP made some changes to correct some of this information in the discussion of nickel and nickel compounds in the Eleventh ROC, which was released in January 2005. While these changes did not alter the carcinogenic listings of metallic nickel and nickel compounds made in the Tenth ROC, the existence of these NTP listings is not expected to have a material adverse effect on our results of operations or financial condition.

     In December 2002, EPA adopted sweeping amendments to its Inventory Update Rule (“IUR Amendments”) implementing provisions of the U.S. Toxic Substances Control Act. The IUR program requires manufacturers and importers of covered chemical substances to submit quadrennial reports of specified information if they produce or import more than a designated amount of a covered chemical at any one site. Prior to the adoption of the IUR Amendments, inorganic chemical substances (like nickel and its compounds) had been exempt from IUR reporting. The IUR Amendments removed that exemption so that inorganic chemicals will be subject to the IUR program in the next reporting cycle, covering 2005. While the basic reporting threshold has been increased from 10,000 pounds per site to 25,000 pounds per site, the information required to be reported has been dramatically expanded, particularly for sites that produce or import more than 300,000 pounds of a covered chemical during the reporting year. The new processing and use information required in those cases will be burdensome to collect and report; however, this expanded requirement to report processing and use information will not apply to inorganic chemicals like nickel until the 2010 reporting year. While the new IUR reporting requirements will impose additional costs and burdens on Inco and various of its U.S. customers, they are not expected to have a material adverse effect on our results of operations or financial condition.

     Canadian Environmental Protection Act

     In 1994, under CEPA, two federal government departments, Environment Canada and Health Canada, published toxicity assessments of 17 substances, including nickel and its compounds. The assessment concluded that metallic nickel was not considered toxic under CEPA. However, oxidic, sulphidic and soluble compounds of nickel were considered toxic, according to statutory definitions and criteria. As a result of this assessment, together with CEPA toxic classifications for mercury, lead, and certain compounds of arsenic and cadmium, a base metal smelter Strategic Options Process (“SOP”) was conducted in 1997 with the result that the industrial sector committed to develop site-specific environmental management plans and reduce sector-wide releases of arsenic, cadmium, lead, mercury and nickel by 80 per cent from 1988 (as the base year) to 2008.

     In 1999, a revised CEPA was enacted and has been viewed as granting increased authority to, and mandating increased attention by, federal departments in data collection, pollution prevention and other regulatory actions. As a result of the revised CEPA, Environment Canada has initiated several additional programs. One has been to review the progress being made under the original base metal smelter commitments made as part of SOP and possibly accelerating their implementation. Another program has been to take action regarding substances known to be toxic under CEPA, including emissions of dioxins and furans, sulphur dioxide and particulate matter. Inco is part of the industry group interacting with Environment Canada on these programs. During 2003, this group examined the options for regulations that might be employed under CEPA to control substances listed as toxic. Presently, pollution prevention plans and a code of practice for base metal smelters are under active debate at a multi-stakeholder level, with a view to using this as the basis for the regulation of toxic substances under CEPA.

     Another CEPA-related program seeks to categorize and prioritize all substances on the Domestic Substances List (the “DSL”), a list of more than 20,000 substances which are permitted to be produced in or imported into Canada. New substances that are not on the list are required to undergo a pre-manufacturing appraisal in order to be added to the list. Environment Canada has elected to apply criteria for this process that we believe are inappropriate for inorganic substances. These criteria were originally developed for synthetic organic chemicals and involve assessments of persistence, bioaccumulation and toxicity. In 2001, an expert advisory group, including a consultant representing the Mining Association of Canada, was organized by Environment Canada for the purpose of reviewing the scientific validity of using persistent, bioaccumulative and toxic (“PBT”) criteria for inorganic substances. In late 2001, this group issued its findings and recommendation to Environment Canada. This group concluded that the persistent, bioaccumulative criteria do not properly categorize metals and other inorganic substances. However, recognizing that the use of PBT criteria is legislated, the group recommended that all inorganic substances should be considered as “persistent” for the purposes of this categorization, and that “toxicity” alone should be the criterion by which inorganic substances should be categorized. In June 2002, Health Canada made a proposal for categorizing human exposure to substances on the DSL on the basis of use and on the basis of industry codes originally attached to substances when they were placed on the list. Discussions on this proposal continued through 2004 and we cannot at this time identify or predict what additional operating or capital expenditures will be required by Inco to meet the ultimate regulations that may result from these and other possible CEPA-based and Environment Canada programs and what effect they would have on our operations.

     California Regulatory Actions

     In 1991, the California Air Resources Board (“CARB”) identified nickel and its compounds as a toxic air contaminant. A series of guidelines were then issued for assessing risks of non-occupational exposure, and acute and chronic reference exposure levels (“RELs”) were proposed along with a cancer potency factor for nickel compounds. Because Inco and other nickel producers believed that the guidelines and RELs were not well-founded scientifically and might lead to unjustifiable controls being placed on users of nickel in California and elsewhere, Inco and other nickel producers made submissions criticizing the methods used by CARB in developing the RELs. In February 2000, California adopted final RELs. Although the final RELs represent an improvement over the initial proposals, we believe that they are still unjustifiably low. Although the RELs do not appear to have had a significant impact on nickel users in California, we are unable to predict at this time what long-term impact the RELs will have in California or, indirectly, in other jurisdictions in which nickel is produced or used.

     In June 2003, the California Office of Environmental Health Hazard Assessment proposed a Child-Specific Reference Dose (“CSRD”) for nickel to be used in school site risk assessments. Nickel producer associations of which Inco is a member submitted comments questioning the scientific basis for the proposed CSRD and arguing that it should be at least five times higher. The California Office of Environmental Health Hazard Assessment has not yet taken final action on the proposal, which is awaiting the completion of external peer review. However, we do not believe that the CSRD, even if adopted as proposed, would have a material adverse impact on its results of operations or financial condition.

     Late in 1999, the California Office of Environmental Health Hazard Assessment proposed a public health goal (“PHG”) of one microgram of nickel per litre of drinking water. In conjunction with other nickel producers, Inco submitted comments arguing that this proposal was scientifically unjustified. In August 2001, a final PHG of 12 micrograms of nickel per litre of drinking water was adopted by the California authorities. Although not itself a mandatory standard, this goal presumably will serve as a benchmark for setting a drinking water standard in California. This goal could also affect the perception of the health risks associated with nickel by producers and users of nickel-containing products. In addition, this PHG may have an impact on EPA’s consideration of a future drinking water standard for nickel.

     Right-to-Know Legislation

     “Right-to-Know” and other reporting laws have been adopted in many jurisdictions in which we operate. These laws generally require employers to advise their workers and their local communities, as well as specified governmental authorities, of the kinds and amounts of specified chemicals, including some chemicals made or used by Inco, which may be present in the workplace, released to the environment, or sent to a recycling or waste management unit, and to develop emergency response programs. Compliance with these “Right-to-Know” requirements has had no material effect on our results of operations or financial condition.

     Harmonization of Classification and Labeling of Chemicals

     In 1990, the International Labour Organization (“ILO”) initiated a project to harmonize existing systems for the classification and labeling of chemicals. This goal was endorsed by the 1992 UN Conference on Environment and Development (“UNCED”) and was included as one of the six areas for action identified in Chapter 19 of Agenda 21 of UNCED on the environmentally sound management of toxic chemicals. UNCED recommended that a globally harmonized hazard classification and compatible labeling system, including material safety data sheets (“MSDSs”) and easily understandable symbols, should be available, if feasible, by the year 2000. In September 2001, a Harmonized Integrated Hazard Classification System for Chemical Substances and Mixtures was approved by the ILO’s Task Force on Harmonization of Classification and Labeling and endorsed by the OECD’s Joint Meeting of the Chemicals Committee and Working Party on Chemicals, Pesticides and Biotechnology. This document and similar documents on Physical Hazard Classification and Hazard Communication Tools were merged to form the Globally Harmonized System (“GHS”). The GHS was adopted by the UN Subcommittee of Experts on the GHS on the Classification and Labeling of Chemicals and the UN Committee of Experts on the Transport of Dangerous Goods and the GHS in December 2002. Although adoption of the GHS continues to be considered voluntary, the goal of the Intergovernmental Forum on Chemical Safety, endorsed at the September 2002 World Summit on Sustainable Development is to have as many countries as possible implement the GHS by 2008. In addition, the Asia-Pacific Economic Cooperation (APEC) is recommending the GHS be adopted, on a voluntary basis, by 2006, and Australia has committed to adopting the GHS by 2006. The countries that are signatories to the North American Free Trade Agreement (Canada, the United States and Mexico) have committed to review their internal systems and consider adopting the GHS. It is expected that Canada will adopt the GHS by 2008. Inco does not believe that the adoption of the GHS will have a material impact on its results of operations or financial condition.

     European Union Actions

     There are several key areas under discussion at the European Commission concerning nickel in respect of workplace legislation, public health and consumer product legislation, and environmental legislation. In 2004, ten new member states joined the European Union (“EU”) and there was an election of members to the European Parliament in each member state. It is not known what impact these changes to the EU membership may have on the EU legislative process, but we believe that there will be changes in the area of policy development as a result of the increase in EU membership.

     In late October 2003, the European Commission adopted the draft legislative text of a new chemical policy (the “NCP”) for the EU which, if it ultimately becomes law, will supersede some 30 pieces of current EU legislation. The legislation, which still must be debated and approved by the European Parliament and adopted by the European Council before it can take effect, is not expected to come into force before the end of 2006 at the earliest. The new policy, referred to as “REACH” (for registration, evaluation, and authorization of chemicals), would place more responsibility on companies to test exhaustively for all hazards, register and secure regulatory approval as a condition for placing on the EU market or importing chemicals into the EU. The registration requirements would also be triggered by the tonnage of certain substances to be placed on the EU market or imported into the EU. The evaluation process would be triggered by the EU authorities. In addition, authorizations would be required for chemicals of high concern, including those which are classified as category 1 or 2 carcinogens, mutagens, or reproductive toxicants and those compounds with an organic component classified as persistent, bioaccumulative and toxic in the environment. In effect, the REACH system would require producers/importers of such chemicals to obtain a permit to market them based on their use patterns. It is unknown whether the European Parliament will approve the REACH program as adopted by the European Commission or if amendments will be tabled. As approved by the European Commission, REACH applies to ores, concentrates and intermediates of the mining and metals industries, while exempting comparable materials from the organic compound product chain. It also applies to massive forms of metals and their alloys, which may be less hazardous to human health and the environment. The concerns of the metals industry are being tabled through a metals forum group made up of Eurometaux (the non-ferrous metals producers association in the EU), Eurofer (the iron and steel producers association in the EU), and Euroalliages (the alloys producers association in the EU). A socio-economic study, looking at business consequences of the proposed NCP, is under way to assess its potential impact on these sectors. Industry may incur significant costs for administration and implementation, as well as research funding if the NCP is adopted in its present form.

     EU Regulation 793/93(EEC), the so-called “existing substances” regulation, is concerned with the evaluation of the risks of and controls for existing substances. Five nickel substances were listed for review under this regulation. Inco believes that this is the single most comprehensive legislative review of nickel in respect of human health, public health, consumer health and the environment that has been undertaken by a governmental authority worldwide. This legally driven initiative started in 1996, when Denmark, allegedly concerned about the ability of nickel to cause dermal sensitization, placed elemental nickel and nickel sulphate on the third priority substances list developed by the European Commission. In 1996, the Danish Environmental Protection Agency (the “Danish EPA”) was appointed the principal agency for conducting risk assessments on these substances. In 2000, three additional nickel compounds, nickel carbonate, nickel chloride and nickel dinitrate, were added to the risk assessment program as part of another priority substances list developed by the European Commission.

     These nickel risk assessments have progressed slowly due, in part, to the rapidly changing methodologies for assessing the environmental risks of metals in general. The nickel industry has been successful in demonstrating that further research and testing is required for a scientifically credible environmental risk assessment of nickel. A formal research program has been agreed with the European Commission for this work, with an anticipated completion date of mid-2005. At that stage, the technical debate on safe levels of nickel in all of the environmental compartments (soils, water and sediment) will resume. The scientific aspects of the health risk assessments of the five nickel substances (nickel sulphate, nickel chloride, nickel nitrate, nickel carbonate and nickel metal) are also likely to be completed in 2005. Any recommendations for increased risk reduction measures beyond those currently in place will be passed to the relevant EU policy committees for their consideration after a formal peer review process by the European Commission.

     In the area of health risk assessment, the classification of soluble nickel compounds was referred to the specialized experts group (the “SEG”) of the European Commission’s working group on classification, which agreed with the Danish EPA that all soluble nickel compounds should be classified as category 1 carcinogens, i.e. known human carcinogens. This change is scheduled to be implemented by changes to the EU classification and labeling directive in April 2005. This change could have a material adverse effect on the sale of nickel sulphate and nickel chloride in Europe.

     In October 2004, the EU classification committee determined that soluble nickel compounds should be classified as a category 2 reproductive toxicants under the EU classification system. Such a classification means that soluble nickel compounds would be subject to authorization under the REACH program described above. Soluble nickel compounds also received new classifications for (i) acute toxicity orally, (ii) acute toxicity by inhalation (nickel chloride), (iii) causing chronic toxicity by inhalation, (iv) skin and eye irritant and (v) dangerous to the environment. Also, nickel metal compounds received a new hazard classification for chronic lung toxicity.

     In December 2004, the Danish EPA released its latest draft report concerning risk characterization of nickel compounds as part of the risk assessment process. This draft report is currently being reviewed by industry and member state experts and will likely be revised and finalized in late 2005. It is anticipated that OELs for both metallic nickel and nickel compounds may be lowered as a result of new information in this report. The data to support the proposal to lower nickel OELs are also being reviewed by the European Commission’s scientific committee on occupational exposure limits (“SCOEL”), which has been considering nickel occupational exposure limits for several years. A criteria document on occupational exposure limits for nickel which was prepared by independent experts was presented to SCOEL in 1997 by the European Nickel Group, an association whose members include most of the EU’s nickel producers and importers. Further information was subsequently submitted as part of the risk assessment process. SCOEL will be reviewing the new information in 2005 and may recommend new OELs for nickel and nickel compounds. We cannot predict at this time if the OELs for metallic nickel and nickel compounds will be lowered and, if they are, whether this action would have a material adverse effect on our results of operations or financial condition.

     At this time it is not known what impact the Danish EPA and other risk assessments associated with various forms of nickel will have on our operations or those of our customers. A socio-economic and technical feasibility study on these risk assessments is being undertaken by the European Nickel Group and is expected to be available in 2005. The draft nickel risk assessment recognizes the need to consider economic and technical feasibility information to be provided by the nickel industry. Further studies on dermal exposure in workplaces have also been suggested as part of the nickel risk assessment. The European Nickel Group risk assessment team, to which Inco personnel belong, is working closely with the European Commission and the Danish EPA on the nickel risk assessments.

     The European Commission’s Directive Relating to Arsenic, Cadmium, Mercury, Nickel and Polycyclic Hydrocarbons in Ambient Air is aimed at controlling these substances in ambient air. The Directive, which was published in January 2005 and came into effect in February 2005, includes a target limit value for nickel of 20 nanograms per cubic metre for atmospheric nickel. As a result of submissions by industry groups during the development of the Directive, the limits are target values, rather than binding limits, and control measures are not required to go beyond the best available technology or to require that disproportionate costs be incurred to achieve the target values. Although the target values adopted in the Directive are not binding limits, member states have the right to enforce them as binding limits. The monitoring of atmospheric nickel is currently the responsibility of member states. However, there is concern that this task will be imposed directly upon industry, which is making representations to prevent that from happening. We are currently evaluating the impact of the Directive on our Clydach refinery and cannot predict whether it will have any significant adverse effect on the operation of this facility.

     The European Commission’s Water Framework Directive, which regulates water quality standards in the EU, listed nickel as one of the priority substances of concern and indicated that nickel may be subject to discharge control measures that are more stringent than those currently in effect. It is not yet known what the EU nickel water quality standards will be or what will be the consequences to industries producing or using nickel in the EU. However, as part of the implementation of this Directive, member states will initially have to classify both surface and groundwater bodies. Any failure to meet a water quality standard within a portion of a water body will result in the entire water body being classified as not in compliance. It is expected that water body classification will be undertaken over a three-year timeframe.

     Several directives related to the end-of-life of certain consumer products have been finalized and are being implemented in the EU. These include end-of-life for vehicles, waste electrical and electronic equipment, restrictions on the use of hazardous substances in electrical and electronic equipment, and the revised Directive on Batteries and Accumulators Containing Certain Dangerous Substances. As approved by the EU Council of Environment Ministers late in 2004, this Directive would ban the use of cadmium in most consumer batteries (including nickel-cadmium batteries), with an exception for power tools, medical equipment, and emergency lighting and alarm systems to be reviewed in four years. In addition, battery recycling targets would be established for EU member states. This Directive must be approved by the European Parliament, which we currently understand will be considering it in 2005.

     In 2004, the EU Marketing Restrictions and Use Directive was amended. This Directive regulates the use of nickel in articles in direct and prolonged contact with skin, such as jewellery. The 2004 amendment specifically addressed pierced jewellery, setting a more reliable and scientific nickel ion release rate limit rather than a nickel content limit. The Nickel Institute is closely following research on various aspects of nickel contact dermatitis.

     The Seveso II Directive recently reissued by the European Commission is concerned with preventing major accidents and releases of hazardous materials at industrial installations. Industrial installations that store or produce certain tonnages of hazardous substances listed in the Seveso II Directive must make a safety report to their local authorities and obtain a permit for operation. There are two tiers of requirements under the Seveso II Directive, lower tier and upper tier. The changes relate only to lower tier operations and do not affect Inco’s Clydach operations as those operations fall within the upper tier due to the nature and quantity of Clydach’s nickel oxide inventories. Inco is working with its European nickel oxide customers to ensure that they are in compliance with this Directive.

     To comply with pollution control regulations in the U.K., Inco’s refineries at Clydach, Wales and Acton, England have obtained the necessary authorizations to continue to operate. These authorizations include prescribed emission release limits and are conditional upon Inco carrying out certain environmental improvements. In order to achieve continuous improvement, the government reviews these authorizations at least every four years, at which time new environmental improvement conditions may be established. In late 2001 and early 2002, these authorizations were resubmitted to the relevant governmental authorities as required under the new EU Integrated Pollution Prevention and Control Directive. Both refineries have been issued with the necessary authorizations and continue to meet their specified improvement conditions, none of which are expected to have an adverse effect on operations. The improvement program is being managed using the refineries’ ISO 14001 certifications.

     WHO Drinking Water Guidelines

     The World Health Organization (“WHO”) periodically reviews its guideline values for contaminants in drinking water. Its most recent review of nickel in drinking water began in 1995. Over the past several years nickel producers’ organizations, including NiPERA, made submissions to the WHO concerning the most appropriate method for extrapolating animal test data to humans. The WHO recommended a very stringent guideline value of 20 micrograms of nickel per litre of drinking water. This value was disputed by the nickel industry and, in 1997, the WHO designated the value as “provisional”. In 2000, a new study on the reproductive effects of ingested nickel in animals was completed. This study, which was funded by the nickel industry, provides an improved scientific basis for setting a nickel guideline level for drinking water and was submitted to the WHO for its consideration. Based on its interpretation of that study, the WHO, in July 2004, revised its guideline value to 30 micrograms of nickel per litre of drinking water. While WHO is not a regulatory body itself, the WHO guideline values influence governmental regulatory agencies around the world in adopting standards. We cannot to predict what effect WHO’s revised guideline level for nickel in drinking water will have in specific jurisdictions, including Canada, or what impact it will have on our results of operations or financial condition.

     Other Environmental Control Regulations

     Inco and other mining companies in Canada are aware of and concerned about the increasing desire on the part of many regulatory authorities throughout the world to limit the mining, refining and use of metals in the future. This desire is based on the belief of governments in the changing expectations of society towards various approaches to the concept of “sustainable development”, a concept that has been defined by regulatory and other bodies differently but, at a minimum, appears to focus on meeting the needs of the present without compromising the ability of future generations to meet their own needs. In response to this view, Inco believes that there is a tendency for some governments to use inadequate or incorrect information, to rely on inappropriate methodologies, and to apply the so-called “precautionary principle” in an unwarranted manner in making regulatory decisions regarding metals. An example of this approach is the predisposition by some regulators to identify metals, including nickel, as PBT chemicals that should be targeted for use reduction or waste minimization.

     In 1998, EPA published a draft list of 53 chemicals or groups of chemicals described as PBT substances that were to be the focus of a voluntary waste minimization initiative. Eleven of the 53 chemicals on the list were metals, including nickel. The inclusion of nickel on this list, if finalized, could have led to increased regulation of nickel, placing additional burdens on customers and users of nickel and possibly resulting in the substitution of other products for nickel. In submissions made to EPA, Inco pointed out that the scoring and ranking scheme used to develop this list does not, on a scientific and technical basis, properly apply to metals, so that nickel should be removed from the list. Similarly, at an expert workshop conducted under the joint sponsorship of EPA and other organizations in January 2000, the prevailing view was that PBT criteria, which were developed to evaluate potential environmental hazards of organic chemicals, could not appropriately be applied to metals and inorganic metal compounds. These views apparently had some effect. In the summer of 2002, EPA released the final version of what is now referred to as the “Waste Minimization Priority Chemicals List.” Only three metals, cadmium, lead and mercury, are included on the list, and they were selected for reasons that do not involve a PBT determination.

     For the last three years, EPA has been engaged in developing a comprehensive cross-agency Framework for Metals Risk Assessment (the “Framework”) that will set forth principles for EPA programs to use in assessing the hazards and risks of metals and inorganic metal compounds. As part of the process, EPA commissioned a series of “issue papers” addressing various questions relating to the hazard assessment of metals. These “issue papers,” prepared by independent experts under contract to EPA, emphasized the complexity of evaluating the hazard potential of metals and questioned the scientific basis for applying to metals the same PBT criteria that EPA uses to evaluate the hazards of organic compounds. In late 2004, a revised draft of the Framework (based in large part on the “issue papers”) was released for public comment and peer review by EPA’s Science Advisory Board. The peer review, which is to take place early in 2005, is expected to result in some criticism of the issue papers and the draft Framework. We currently believe that this may delay preparation of the final Framework, but it is possible that the Framework may be issued by the end of 2005. Based on the current draft, it is anticipated that the final Framework will establish a much more scientifically sound basis for evaluating the potential hazards and risks of metals than has been the case when EPA’s PBT methodology was employed.

     In the future, as in the past, various supranational, national, provincial, state and local governments and authorities under which Inco operates may impose regulations covering the emission of air pollutants, the discharge of process wastewater and the generation, storage, treatment and disposal of liquid and solid wastes that could apply to various of our operations and that could impose additional compliance costs on the affected Inco operating entities or on nickel-using industries. Certain of the proposed regulations discussed above, if enacted without change, would impose costs and/or require changes in our operations that would materially affect our results of operations and/or financial condition. Reference is made to the discussion of future removal and site restoration costs and related plans under “Future Removal and Site Restoration; Closure and Post-Closure Plans” above.

Employees

     At December 31, 2004, Inco had 10,973 employees, compared with 10,478 employees at year-end 2003 and 10,534 employees at year-end 2002. At year-end 2004, 6,419 of our employees were located in Canada, 162 in the United States, 391 in the United Kingdom, 3,320 in Indonesia, 351 in China, 189 in New Caledonia and 141 in other countries. Most full-time employees participate in Inco’s performance through profit-sharing or other bonus arrangements.

     New collective agreements with unionized hourly production and maintenance workers at our Ontario operations were entered into on August 29, 2003 and will expire on May 31, 2006. These agreements were reached following a three-month strike that had a material adverse effect on our 2003 production of nickel, copper and certain other metals and our results of operations, financial condition, profitability and cash flow from operations for 2003. A three-year collective agreement with our unionized office, clerical and technical employees at our Ontario operations was negotiated in the first quarter of 2004 and remains in effect until March 31, 2007. On September 15, 2002, a three-year collective agreement with our unionized workers at our Manitoba operations was successfully negotiated. That agreement expires on September 15, 2005. We cannot predict at this time whether we will be able to enter into a new collective agreement covering our Manitoba operations without a labour disruption when the current agreement expires. PT Inco entered into a new two-year collective labour agreement with its union in the fourth quarter of 2004 which expires on December 31, 2006. At Goro, we currently have two unions representing some of our employees. In early September 2002, Goro experienced labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, the decision was made in late September 2002 to curtail certain activities at the project’s site to enable Goro Nickel, contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. A number of procedures were put in place prior to the start of the Goro project comprehensive review in late 2002 and over the past two years we have been seeking to complete the implementation of these and other procedures as part of the negotiation of labour, site or other accords to help minimize any such disruptions in the future. Through an employers’ association, of which we are the controlling member, we negotiated a collective agreement effective September 2002 covering the construction of the first phase of the Voisey’s Bay project.

Miscellaneous Investments

     In connection with the disposition of the battery and related products businesses conducted by Inco ElectroEnergy Corporation (“IEEC”), which was completed in 1983, Inco assumed responsibilities for certain expenditures and other costs associated with certain proceedings or administrative actions initiated by or involving EPA or state environmental agencies concerning certain facilities operated by these businesses. We also assumed responsibility for compliance by these facilities with applicable local environmental regulations covering the treatment or discharge of certain wastewaters, compounds or effluents into publicly-owned treatment works, sewage systems, groundwater resources and watercourses and the related cleanup of deposits of certain minerals and compounds from such watercourses. Our total accounting reserve relating to these remaining responsibilities, which reflects their estimated cost, was $30 million at year-end 2004, based on cost estimates developed during 2003 and updated during 2004 associated with remediation plans for two former industrial sites in the United States, compared with $30 million at year-end 2003 and $7 million at year-end 2002.

Exmibal

     On December 15, 2004, Inco completed the sale of its 70 per cent interest in its Guatemalan subsidiary, Exploraciones y Explotaciones Mineras Izabal, S.A. (“Exmibal”), to Skye Resources Inc. (“Skye Resources”) pursuant to an agreement entered into between Inco and Skye Resources on September 30, 2004. Under this agreement, Inco acquired 13.93 per cent of the common shares of Skye Resources. This interest may through the issuance of additional shares by Skye Resources, depending upon the amount of future financings raised by Skye Resources, increase up to 17.5 per cent if Skye Resources exercises its option to acquire Inco’s 100 per cent interest in two other Guatemalan subsidiaries related to the mothballed Exmibal project at any time before late 2009 and we exercise certain pre-emptive rights we have. Exmibal’s mining and processing facilities have been mothballed since 1982.

Other Information

     In addition to properties discussed under “Description of Business” above, certain of Inco’s sales offices are leased and the Company also leases office space in Toronto, Ontario; London, England; Saddle Brook, New Jersey; and in certain other locations around the world.

     Operations in certain foreign countries involve certain risks, including risks of monetary instability, changes in exchange rates,

inconvertibility of currencies and expropriation and nationalization. For example, Indonesia experienced a significant devaluation of its currency and other economic issues in recent years and the uncertain political situation in Indonesia, primarily the result of the economic, social and political issues facing that country, could adversely affect PT Inco’s ability to operate and, accordingly, our results of operations, financial condition and prospects. For further information on the political situation in Indonesia, see “PT International Nickel Indonesia Tbk – General” above.

     For financial information by geographic location, see Note 20 to the financial statements under Item 8 of this Report.

Shareholder Rights Plan

     Inco’s current shareholder rights plan is set out in a Rights Plan Agreement, as amended and restated as noted below, entered into between Inco and CIBC Mellon Trust Company, as Rights Agent, and is designed to (i) encourage the fair and equal treatment of shareholders in connection with any bid for control of Inco by providing them with more time than the minimum statutory period during which such bid must remain open in order to fully consider their options, and (ii) provide Inco’s Board of Directors with additional time, if appropriate, to pursue other alternatives to maximize shareholder value.

     The plan was initially approved by Inco’s Board of Directors in September 1998 and became effective in October 1998. It was amended in certain respects by Inco’s Board of Directors in February 1999 to ensure that it was consistent with rights plans which had been recently adopted by other Canadian companies. The amended plan was approved by the shareholders at our 1999 Annual and Special Meeting of Shareholders in April 1999. In February 2002, Inco’s Board of Directors approved certain minor amendments to the plan to ensure that its terms remained consistent with other rights plans in Canada and unanimously recommended that the plan, as proposed to be amended, be reconfirmed, as amended and restated, by the shareholders. Such reconfirmation by the shareholders was obtained at our Annual and Special Meeting of Shareholders in April 2002. The plan remains in effect until October 2008 subject to reconfirmation by holders of Inco’s voting securities at our Annual and Special Meeting of Shareholders on April 20, 2005. Inco’s Board of Directors has proposed certain minor amendments to the plan as part of its approval in February 2005 that the plan be reconfirmed by our shareholders.

     The rights issued under the plan are attached to and trade with Inco’s Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of Inco’s Convertible Debentures, Subordinated Convertible Debentures and LYON Notes (as those terms are defined in Note 15 to the financial statements under Item 8 of this Report) and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.

     The rights will separate from the Common Shares and be transferable, trade separately from the Common Shares and become exercisable at the time (the “Separation Time”) when a person acquires, or announces its intention to acquire, beneficial ownership of 20 per cent or more of (i) Inco’s then outstanding Voting Securities (defined at this time to be Inco’s Common Shares) or (ii) its then outstanding Common Shares alone, in either case without complying with the “permitted bid” provisions of the plan (as summarized below), or without the approval of Inco’s Board of Directors. Should such an acquisition occur, each right would entitle its holders, other than the acquiring person or persons related to or acting jointly or in concert with such person, to purchase additional Common Shares of the Company at a 50 per cent discount to the then current market price. The acquisition by any person (an “Acquiring Person”) of 20 per cent or more of Inco’s Common Shares or Voting Securities, other than by way of a permitted bid, is referred to as a “Flip-in-Event”. Any rights held by an Acquiring Person will become void upon the occurrence of a Flip-in-Event.

     A “permitted bid” is a bid made to all holders of Inco’s outstanding Voting Securities that is open for at least 60 days. If, at the end of such 60-day period, more than 50 per cent of Inco’s then outstanding Common Shares, other than those securities owned by the party making the bid and certain related persons, have been tendered, such party may take up and pay for the Common Shares but must extend the bid for a further 10 business days to allow other shareholders to tender, thus providing shareholders who had not tendered to the bid with enough time to tender to the bid once it is clear that a majority of Common Shares have been tendered.

     Under the plan, Inco can (i) waive its application to enable a particular takeover bid to proceed, in which case the plan will be deemed to have been waived with respect to any other takeover bid made prior to the expiry of any bid subject to such waiver or (ii) with the prior approval of the holders of Voting Securities or rights, redeem the rights for nominal consideration at any time prior to a Flip-in-Event.

Item 3. Legal Proceedings

     There are no material pending legal proceedings to which Inco or any of its subsidiaries is a party or of which their property is the subject. Inco and its subsidiaries are subject to routine litigation incidental to the business conducted by them, to various environmental proceedings, and to other litigation related to such business that Inco does not believe to be material. Among the environmental proceedings are claims for personal injury, enforcement actions and certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund”, or “CERCLA”, as a potentially responsible party. The Superfund claims assert that, as a potentially responsible party, Inco’s subsidiary sent waste to a contaminated landfill or similar site and is jointly and severally liable for the cost of remediating such site. These claims have not proceeded to a point where a reliable assessment can be made of the costs to Inco, assuming responsibility is found to exist or liability is determined, but we believe, based upon our present information concerning these matters and its past experience, that its potential liability, if found to exist, would not be significant.

     Inco has from time to time been named as a party or charged in connection with the alleged violation of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to its operations in Canada and elsewhere. Such proceedings have involved, and with respect to currently pending charges may ultimately involve, fines or similar sanctions in excess of $100,000. However, none of these currently pending or threatened proceedings are material, either singly or in the aggregate, to our results of operations, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the fourth quarter of 2004.

Executive Officers of Inco Limited

     The names, offices held and ages as of the date of this Report of the executive officers of Inco Limited are shown below.

			Officer
Name	Office	Age	Since
Scott M. Hand	Chairman and Chief Executive Officer	62	1984
Peter C. Jones	President and Chief Operating Officer	57	1997
Stuart F. Feiner	Executive Vice-President, General Counsel and Secretary	56	1992
Peter J. Goudie	Executive Vice-President, Marketing	56	1997
Farokh S. Hakimi	Executive Vice-President and Chief Financial Officer	56	2002
Logan W. Kruger	Executive Vice-President, Technical Services	54	2003
Ronald C. Aelick	Executive Vice-President and President, Canadian and U.K. Operations	56	1995
Stephanie E. Anderson	Vice-President and Treasurer	43	2004
Subhash Bhandari	Vice President and Chief Information Officer	60	2001
Edward H. Bassett	Vice-President, Capital Projects and Engineering	58	2005
Mark J. Daniel	Vice-President, Human Resources	58	2000
Bruce R. Drysdale	Vice-President, Public and Government Affairs	38	2004
Philippus F. du Toit	Managing Director, Voisey’s Bay Nickel Company Limited	52	2003
John B. Jones	Vice-President, Business Development — Asia	62	1999
Gary G. Kaiway	Vice President, Taxation	56	2001
William B. Kipkie	Vice-President, Inco Special Products	59	2003
Ronald A. Lehtovaara	Vice-President and Comptroller	54	1996
William A. Napier	Vice-President, Environment and Health	50	2000
S. Nicholas Sheard	Vice-President, Exploration	55	2003

     Each executive officer is elected by the Board of Directors of Inco Limited annually, at the first meeting of such Board (“Annual Board Meeting”) after the annual meeting of shareholders, for a term of one year or until a successor shall have been duly chosen and qualified, except in those cases where an executive officer is elected at other than the Annual Board Meeting, in which event such executive officer’s tenure will expire at the next Annual Board Meeting unless re-elected. Such tenure is subject to an officer’s resignation or removal as provided in Inco’s By-law No. 1, its sole by-law, and Inco’s standing resolution adopted pursuant thereto.

     Except for the officers mentioned below, each executive officer named above has been an officer or executive or key managerial employee of Inco Limited or one of its subsidiaries during the past five years. From October 1997 until November 1999, Mr. Hakimi was Vice-President and Treasurer of Cyprus Amax Mineral Company, a leading producer of copper and the world’s largest producer of molybdenum, based in Englewood, Colorado, and from January 2000 until July 2001 he was Vice-President and Chief Financial Officer of Rio Algom Limited, a global mining and metals company based in Toronto, Ontario. From September 1998 until June 2002, Mr. Kruger was President and Chief Executive Officer, Hudson Bay Mining and Smelting Co. Limited, a mining company based in Winnipeg, Manitoba, and from June 2002 until September 2003, he was Executive Vice President and Head of Copper, Anglo American plc, a global mining and metals company based in London, England. From May 1997 until January 2000, Mr. du Toit was Operations Director, Voest Alpine Industries Inc., an engineering company based in Poole, England, and from February 2000 until April 2003 he held senior management positions, most recently President, with Diavik Diamond Mines Inc., a diamond mining company based in Yellowknife, Northwest Territories. During the five-year period prior to joining Inco, Mr. Bassett served as Executive Vice-President of SNC Lavalin Inc., an engineering company based in Montreal, Quebec; Mr. Bhandari held senior management positions, most recently General Manager, Purchasing and Information Systems, with Toyota Motor Manufacturing Canada Ltd., an automobile manufacturing company based in Cambridge, Ontario; Mr. Kaiway held senior management positions, most recently Vice-President, Taxation, with Placer Dome Inc., a gold mining company based in Vancouver, British Columbia; and Mr. Sheard held senior management positions, most recently as Global Exploration Manager, with MIM Holdings Pty Ltd., a base metals, gold and coal mining company based in Brisbane, Australia acquired by Xstrata plc.

     The dates shown in the table extend from the first date of election as an executive officer of Inco. There are no family relationships among the directors and executive officers of Inco, and no arrangements or understandings between any executive officer and any other person pursuant to which he was elected as an executive officer.

PART II

Item 5. Markets for Inco Limited’s Common Shares, Related Shareholder Matters and Inco Limited’s Issuances or Purchases of Equity Securities

Common Shares

Market Information

     There are two principal markets on which Inco’s Common Shares are traded, the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).

     The high and low closing sale prices for Inco’s Common Shares as reported on the NYSE and the TSX for each quarter during the past two years are as follows:

	New York Stock Exchange (U.S. $)
	2004				2003
	1st Q	2nd Q	3rd Q	4th Q	1st Q	2nd Q	3rd Q	4th Q
High	41.34	36.43	39.20	40.25	23.12	21.17	28.51	40.90
Low	31.72	28.19	31.21	34.28	18.00	18.30	20.98	28.30

	Toronto Stock Exchange (Cdn. $)
	2004				2003
	1st Q	2nd Q	3rd Q	4th Q	1st Q	2nd Q	3rd Q	4th Q
High	53.10	47.99	49.87	50.58	35.40	28.67	38.46	53.63
Low	42.49	39.10	41.03	42.35	26.35	25.15	27.99	37.98

     On March 11, 2005, the closing sale prices for the Company’s Common Shares were $41.65 on the NYSE and Cdn.$50.19 on the TSX.

     During the fourth quarter of 2004, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

Holders of Common Shares

     The total number of holders of record of the Company’s Common Shares as of February 18, 2005 was 17,143.

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

Common Share Purchase Warrants

     As part of the redemption price Inco paid in connection with the redemption of the Company’s Class VBN Shares discussed under “Class VBN Shares” below, Inco issued approximately 11 million Common Share Purchase Warrants (the “Warrants”). The Warrants were issued under, and are governed by, a Warrant Agreement dated as of December 1, 2000 by and among Inco, CIBC Mellon Trust

Company, as the Canadian Warrant Agent, and ChaseMellon Shareholder Services, L.L.C., as the U.S. Warrant Agent (the “Warrant Agreement”).

     Each whole Warrant entitles the holder to purchase one Common Share at an exercise price of Cdn.$30.00 (or the equivalent in U.S. dollars based upon then prevailing exchange rates at the time of exercise), subject to certain adjustments (the “Exercise Price”), until 5:00 pm (Toronto time) on August 21, 2006. Any Warrants not exercised prior to such date will expire. A Warrant holder does not have any voting or pre-emptive rights or any other rights as a shareholder of the Company until the Warrants held by such holder have been duly exercised and Common Shares of the Company have been issued to the holder pursuant thereto.

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

     The Warrant Agreement provides that modifications and alterations to it and to the Warrants may be made if authorized by extraordinary resolution and if all other necessary approvals are received. The term “extraordinary resolution” is defined in the Warrant Agreement to mean, in effect, a resolution passed by the affirmative votes of the holders of not less than 66 2/3 per cent of the Warrants represented and voting at a meeting of Warrant holders or an instrument or instruments in writing signed by the holders of not less than 66 2/3 per cent of the outstanding Warrants. The Warrant Agreement and the Warrants may be modified and altered without authorization by extraordinary resolution and if all necessary approvals are received in order to cure defects or ambiguities, to make ministerial amendments otherwise provided that the rights of Warrant holders are not materially adversely affected thereby.

     The Warrants are listed on the TSX and on the NYSE. Subject to applicable law, Inco may purchase Warrants in the market or by tender or private contract, and any Warrants so purchased will be cancelled.

Other Information

     Under its articles of incorporation, Inco is authorized to issue an unlimited number of Common Shares.

     For a description of Inco’s outstanding debentures and notes which are convertible into Common Shares, see Notes 11 and 15 to the financial statements under Item 8 of this Report.

     The Common Shares have general voting rights. At shareholders’ meetings, each holder of these securities is entitled to one vote for each share held and there are no cumulative voting provisions. See Note 18 to the financial statements under Item 8 this Report.

Class VBN Shares

     At a special meeting of shareholders held on November 28, 2000, Inco received the requisite shareholder approval to amend the terms of the Class VBN Shares that had been created in August 1996 in connection with the Company’s acquisition of Diamond

Fields to provide for their redemption. The amendments allowed the Company to redeem each of its Class VBN Shares for Cdn.$7.50 (or the equivalent in U.S. dollars) in cash and a fraction, 0.45, of a Warrant. For a description of the Warrants, see “Common Share Purchase Warrants” above. All of the Class VBN Shares were redeemed by the Company, effective December 14, 2000, for a total redemption price of $133 million plus approximately 11.6 million Warrants which were reserved for issuance. As of December 31, 2004, 2003 and 2002, approximately 11 million Warrants had been issued in connection with this redemption. Approximately 550,000 Warrants still have not been issued given the limited number of holders of Class VBN Shares who did not accept the redemption consideration and elected under applicable legislation prior to the effective date of the redemption to have a court in the Province of Ontario determine the fair value of their Class VBN Shares. As of the date of this Report, this court proceeding was still in discovery and related preliminary stages.

Preferred Shares

Certain Provisions of the Preferred Shares as a Class

  Issuable in Series

     Inco’s authorized share capital includes 45 million Preferred Shares issuable in series, each series consisting of such number of shares and having such provisions attached thereto as may be determined by the Board of Directors of the Company, subject to a maximum aggregate issue price of Cdn.$1,500 million (or the equivalent in other currencies). As of the date of this Report, no Preferred Shares were issued or outstanding.

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

  Creation and Issue of Additional Preferred Shares

     Subject to applicable law, Inco may, without the consent of the holders of the Preferred Shares as a class, (i) create additional Preferred Shares, (ii) create preferred shares of another class or classes ranking on a parity with the Preferred Shares with respect to the payment of dividends and/or the distribution of assets on Liquidation and (iii) increase any maximum number of authorized shares of any one or more of such other classes of shares. If (but only so long as) any dividends are in arrears on any outstanding series of the Preferred Shares, the Company may not, without the consent, by a simple majority of the votes cast, of the holders of the Preferred Shares as a class, (i) issue any additional series of the Preferred Shares, or (ii) issue preferred shares of another class ranking on a parity with the Preferred Shares with respect to the payment of dividends and/or the distribution of assets on Liquidation.

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

     The Board of Directors of Inco may, at the time of creation of any series of Preferred Shares, confer voting rights on such series in addition to the voting rights of the holders of the Preferred Shares as a class. It is the Board of Director’s intention that, with respect to the creation of any future series of Preferred Shares, to the extent that such Preferred Shares would have general voting rights then such shares would not have more than one vote in respect of each Preferred Share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The number of shares of Inco that may be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans at December 31, 2004, the weighted average exercise price of such options, warrants and rights, and the number of shares remaining available for future issuance under such plans are shown in the following table:

(C)
	(A)	(B)	Number of
	Number of	Weighted	remaining securities
	securities to be	average	available for future
	issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights(1)	rights	in column (A))(2)
Equity compensation plans approved by security holders	4,082,030	$26.45	2,792,750
Equity compensation plans not approved by security holders	—	—	—

Total	4,082,030	$26.45	2,792,750

(1)	Consists of Common Shares authorized for issuance upon the exercise of options outstanding as of December 31, 2004 under (i) Inco’s 1993 Key Employee Incentive Plan (the “1993 KEIP”) and 1997 Key Employees Incentive Plan (the “1997 KEIP”), each of which has been superseded and under which no further options may be granted; (ii) Inco’s 2001 Key Employees Incentive Plan (the “2001 KEIP”); and (iii) Inco’s 2002 Non-Employee Director Share Option Plan (the “2002 NEDSOP”) which was suspended by Inco’s Board of Directors as of February 3, 2004.

(2)	Consists of Common Shares authorized for issuance as of December 31, 2004 pursuant to the exercise of options which may be granted under the 2001 KEIP. Does not include 200,000 Common Shares available for future issuance under the 2002 NEDSOP. See Note 1 above.

Other Information

     There is no limitation or restriction imposed by Canadian law or by our restated articles of incorporation on the right of a non-resident of Canada to hold or vote Inco’s common shares, except in the case where a non-resident of Canada were to seek to acquire control of Inco. The Investment Canada Act requires notification to and, in certain cases, advance review and approval by, the Government of Canada of the acquisition by a “non-Canadian” of “control” of a “Canadian business”, all as defined in this legislation. Generally speaking, in order for an acquisition to be subject to advance review and approval under this legislation the value of the acquired entity’s gross assets currently must exceed Cdn.$250 million. This threshold is higher if the acquirer is a resident of a country which is a member of the World Trade Organization. See also the discussion of the Shareholder Rights Plan under “Shareholder Rights Plan” above and in Note 18 to the financial statements under Item 8 of this Report.

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

     Through subsidiaries and affiliates, Inco’s operations are conducted in numerous countries and some $3,100 million of our consolidated total assets are located outside Canada and the United States. Accordingly, operations are subject to various governmental policies or regulations and changes therein and the risks associated with doing business in many overseas locations.

     At December 31, 2004, 61 per cent of the holders of our Common Shares had addresses in Canada, 29 per cent had addresses in the United States and 10 per cent elsewhere. Canadian residents of record held 46 per cent of our issued and outstanding Common Shares, United States residents of record held 53 per cent and residents of record of other countries held one per cent.

Item 6. Selected Financial Data

     The following table provides selected financial data as reported in Inco’s consolidated financial statements on the basis of GAAP in Canada:

	Year Ended December 31,
	2004	2003(2)	2002(2)	2001	2000
		(Restated)	(Restated)
	($ in millions, except per share amounts)
Net sales	$4,278	2,474	2,161	2,066	2,917
Cost of sales and other operating expenses, excluding depreciation and depletion	$2,348	1,735	1,378	1,416	1,776
Depreciation and depletion (3)	$248	227	242	263	265
Selling, general and administrative	$192	169	136	111	105
Asset impairment charges	$201	—	2,415	—	—
Interest expense	$24	44	50	56	83
Income and mining taxes (3)	$430	(37)	(636)	(85)	225
Net earnings (loss) (3)	$612	153	(1,477)	304	399
Preferred dividends	$—	(6)	(26)	(26)	(26)
Accretion of convertible debt	$(9)	(7)	(4)	(3)	—
Premium on redemption of preferred shares	$—	(15)	—	—	—
Net earnings (loss) applicable to common shares (3)	$603	125	(1,507)	275	373
Net earnings (loss) per common share – basic(1) (3)	$3.22	0.68	(8.24)	1.51	2.06
Common shares outstanding (weighted average, in millions)	188	185	183	182	182
Total assets (3)	$10,723	9,063	8,596	9,630	9,726
Long-term debt	$1,551	1,409	1,546	759	952
Convertible debt	$619	606	238	231	—
Preferred shares	$—	—	472	472	472

(1)	Net earnings (loss) per common share is calculated by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period.

(2)	Reference is made to Note 2 to the financial statements under Item 8 of this Report.

(3)	Amounts reported in 2001 and 2000 have not been restated for the change in depreciation and depletion as discussed in Note 2 to the financial statements under Item 8 of this Report.

     There are a number of differences between Canadian and United States GAAP. The differences, insofar as they affect Inco’s consolidated financial statements, relate to accounting for post-retirement benefits, unrealized currency translation gains (losses) on the Voisey’s Bay project deferred income and mining tax liabilities, research and development, exploration, asset impairment, our convertible debt, derivative instruments, investments, income and mining taxes and reporting of comprehensive income. A full discussion of these differences is presented in the Notes to the financial statements under Item 8 of this Report and, in particular, Note 24 to such financial statements.

     The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)(1)	(Restated)(1)		(Restated)
	($ in millions, except per share amounts)
Net earnings (loss) – Canadian GAAP	$612	$153	$(1,477)	$304	$399
Increased post-retirement benefits expense	(39)	(37)	(23)	(22)	(22)
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities	(81)	(207)	(49)	122	79
Increased intangible assets amortization expense	—	(2)	(2)	—	—
Increased research and development expense	(17)	(5)	(6)	(8)	—
Decreased (increased) exploration expense	1	(4)	(3)	(7)	—
Decreased (increased) asset impairment charges	11	—	(961)	—	—
Increased interest expense	(26)	(25)	(9)	(11)	—
Unrealized net gain (loss) on derivative instruments	5	(1)	5	(4)	—
Increased income and mining tax expense	—	(15)	—	—	—
Decreased (increased) minority interest	(8)	1	2	2	—
Change in accounting policy	—	—	1	1	1
Taxes on United States GAAP differences	21	30	144	17	9

Net earnings (loss) — United States GAAP before cumulative effect of a change in accounting principle	479	(112)	(2,378)	394	466
Cumulative effect of a change in accounting principle	—	(17)	(2)	—	—

Net earnings (loss) — United States GAAP	$479	$(129)	$(2,380)	$394	$466

Net earnings (loss) per share — Basic
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$2.55	$0.72	$(13.15)	$2.02	$2.42
Cumulative effect of a change in accounting principle	—	(0.09)	(0.01)	—	—

Net earnings (loss) per share — Basic	$2.55	$(0.81)	$(13.16)	$2.02	$2.42

Net earnings (loss) per share — Diluted
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$2.32	$(0.72)	$(13.15)	$1.98	$2.21
Cumulative effect of a change in accounting principle	—	(0.09)	(0.01)	—	—

Net earnings (loss) per share — Diluted	$2.32	$(0.81)	$(13.16)	$1.98	$2.21

(1)	Reference is made to Note 2 to the financial statements under Item 8 of this Report.

     The selected financial data item “Preferred shares” would be reported in the same amounts under Canadian and United States GAAP. Under United States GAAP, convertible debt would be classified as debt and the selected financial data item “Long-term debt” would be increased by $643 million at December 31, 2004. Under United States GAAP, “Total assets” would be reported as $9,373 million at December 31, 2004 (2003 – $7,973 million; 2002 – $7,727 million; 2001 – $9,755 million; 2000 – $9,856 million).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2004 consolidated financial statements and notes, which are expressed in U.S. dollars and prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada, which generally conform with those principles established in the United States except as explained in note 24 to our 2004 consolidated financial statements. This MD&A contains certain forward-looking statements based on our current expectations. These forward-looking statements entail various risks and uncertainties, as discussed below, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Statement Regarding Forward-Looking Statements” above.

Nature of our Business

     We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel. We define primary nickel to be nickel produced from nickel-containing ores. The other principal source of nickel, as discussed below, for nickel-bearing stainless steels and certain other industrial applications is secondary nickel or nickel-containing recycled or scrap material. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We also operate wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through Inco TNC Limited, in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation, in which we have an equity interest of 25 per cent. Additionally, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We have also expanded our joint venture operations in China, through the formation of a new company, Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have an equity interest of 76.7 per cent. This venture produces nickel foam products for the Asian battery market. In early March 2005, we completed the acquisition of substantially all of the assets representing the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. Pursuant to the terms of this acquisition, we will have a 77 per cent interest in the company formed to hold these assets. In addition, in 2004 we established a shearing and packaging operation in China for certain nickel products to service the specific needs of this market.

     Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador, Canada and our Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”) in which we currently hold approximately a 90 per cent interest following the capitalization of certain shareholder advances in late February 2005.

     In recent years, sales of our primary metal products were concentrated in the United States, Europe, Japan, elsewhere in Asia, and Canada, with about 62 per cent of our 2004 revenues from nickel derived from sales of our nickel products in Asia.

Key Factors Affecting our Business

     The price of nickel has represented, and is currently expected to continue to represent, the principal determinant of our profitability and cash flow from operations. Accordingly, our financial performance has been, and is expected to continue to be, closely linked to the price of nickel and, to a lesser extent, the price of copper and other primary metals produced by us. Historically, the demand for nickel has been closely correlated to industrial production in the major industrialized regions, in particular North America and Europe and more recently Asia, and we expect this positive correlation to continue. During 2004 we experienced, and currently expect to continue to experience at least in 2005, very favourable conditions and realized prices for the nickel products we produce based upon the relationship that has recently existed, and is currently expected to continue to exist at least for 2005, between global nickel supply and demand, given that global nickel supply has not kept, and is currently not expected to keep, pace with underlying global nickel demand. While we currently believe that this favourable relationship between global nickel supply and demand will continue beyond 2005, we are not in a position to predict that those conditions will continue given the wide range of factors that could affect such conditions. In 2004, our average realized price for the nickel products we sold was $13,906 per tonne ($6.31 per pound), compared with $9,860 per tonne ($4.47 per pound) for 2003. The London Metal Exchange (“LME”) cash price for nickel, the price that is generally viewed as the benchmark price for nickel, averaged $13,852 per tonne ($6.28 per pound) in 2004, compared with $9,640 per tonne ($4.37 per pound) in 2003. Given the relatively high nickel prices which prevailed during 2004, the nickel industry did experience in 2004 some substitution of other products for primary nickel as well as the substitution of stainless steels having lower grades of nickel content or no nickel for stainless steels having higher grades of nickel.

     Since we sell our nickel products in all major geographical markets, the realized prices for our primary nickel and other metal products are influenced by both global and regional supply-demand factors and by the availability and prices of secondary or metal-containing scrap material, including nickel-containing scrap generated by the stainless steel industry and other substitute or competing commodity products for the primary nickel and other metal products we produce. We believe that the industrial-based recoveries of the United States and Japanese economies, coupled with continued economic growth in China and other Asian countries, as well as the influence of hedge or similar funds which purchase and sell or otherwise trade in metals for profit (“Metals Trading Funds”), were important factors in the increase and volatility in nickel prices experienced in 2004. We currently expect these factors will continue to affect nickel demand and nickel prices at least for 2005.

     While global demand for nickel is the most important determinant of our profitability and cash flow from operations, our financial results are also affected by increases in the costs we incur to produce nickel and our other metals. In 2003 and 2004, we experienced increases in our costs due to a number of factors, including rising energy and pension and other post-retirement benefits expenses, and the continued strengthening of the Canadian dollar relative to the U.S. dollar and the effect this has had on our operating costs incurred in Canadian dollars. While we have continued to implement programs designed to manage our costs, our ability to successfully do so will influence our profitability and cash flow from operations.

     We are moving forward with our Voisey’s Bay and Goro development projects as well as other capital investment initiatives. In 2004, we spent $447 million, including capitalized interest, on our Voisey’s Bay project, which currently includes an open pit mine, concentrator and related facilities and certain research and development and other programs, and we currently expect to spend approximately $410 million on this project in 2005. We currently expect the first shipment of intermediate nickel concentrate from Voisey’s Bay to our Ontario and Manitoba operations in late 2005, with initial finished nickel production from Voisey’s Bay nickel concentrate in early 2006. We currently plan to spend approximately $560 million, including capitalized interest, on our Goro project in 2005. In addition, PT Inco announced plans in 2004 to construct a third dam at a cost of approximately $150 million. The new dam is the first stage of a four-year $250 million capital program aimed at raising PT Inco’s annual production by 25 per cent to about 200 million pounds of nickel-in-matte by 2009. Our development projects are very important to our future given that (1) the Voisey’s Bay project represents a key source of intermediate product for our Manitoba and Ontario operations, in particular our Manitoba operations given the decline in mine production which has been experienced over the past few years at this operation, and (2) these projects will be needed if we are to remain a leading nickel producer in an expected growing nickel market.

     Our Canadian operations, in particular our Manitoba operations, will remain dependent at least through 2005, in order to continue to produce nickel products at, or close to, their production capacities, on purchases of intermediate nickel products principally from two Australian companies until we are able to supply sufficient volumes of intermediate nickel concentrate products produced by the Voisey’s Bay project to these operations.

     We currently plan to rely in part on, and accordingly, need to generate, very substantial cash flow from operations to meet our sustaining capital expenditure requirements and the planned capital expenditures for our development projects. Our planned capital expenditures are expected to total $1,450 million in 2005.

     The following table shows our average realized price for nickel, the average LME cash nickel price and our cash flow from operations (which we refer to as our net cash provided by (or used for) operating activities) for each of the past ten years to illustrate the correlation between nickel prices and our financial results:

	Inco Average
	Realized Price for	Average LME Cash
	Nickel[1]	Nickel Price	Cash Flow from Operations
Year	($ per tonne)	($ per tonne)	($ in millions)

1995	8,510	8,237	631
1996	7,959	7,500	378
1997	7,407	6,916	243	[2]
1998	5,291	4,617	174
1999	6,415	6,027	128	[2]
2000	9,007	8,641	842
2001	6,468	5,948	360
2002	7,143	6,772	599
2003	9,860	9,640	131	[2]
2004	13,906	13,852	1,393

[1]	Includes intermediates.

[2]	Cash flow from operations for 1997 reflects a one-month strike at the Ontario operations. Cash flow from operations for 1999 and 2003 reflect three-month strikes at our Manitoba and Ontario operations, respectively.

     The nickel industry is highly competitive in all of its key aspects, including the exploration for, and the development of, new sources of supply, the acquisition of deposits, and the processing, distribution and marketing of nickel products. The level of production and export of primary nickel from the Russian Federation (“Russia”) as well as the supply of secondary or nickel-containing scrap material, together with the continuing relatively limited level of domestic consumption of nickel in Russia, has had, and could continue to have, a significant impact on the nickel industry’s supply-demand balance. While we produce primary nickel, the other principal source or type of nickel used in stainless-steel and certain other industrial applications, as noted above, is secondary nickel, which is also referred to as recycled or scrap nickel. Secondary nickel is recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete facilities and equipment. In the recent past, secondary nickel has represented between 44 and 48 per cent of the total nickel used in the production of nickel-bearing or austenitic stainless steels, with primary nickel accounting for between 52 and 56 per cent of such nickel use. These percentages can vary based upon relative prices, the availability of scrap and other factors. To the extent that the supply of such secondary nickel increases, such an occurrence could also adversely affect nickel prices and our results of operations, financial condition and cash flows.

     2004 Highlights

     The year 2004 was one characterized by high nickel prices which we believe were due principally to broad-based growth in underlying global demand for nickel and nickel-containing materials, in particular in the United States, China and certain European countries. The increase in demand is attributed to a recovery in non-stainless steel applications for nickel, in particular for high nickel alloys and battery materials. While primary nickel demand in stainless steel applications experienced virtually no growth in 2004, global stainless steel production did increase, and primary nickel demand was negatively affected in this key application by the relatively large increase in nickel-containing scrap consumption and substitution for nickel in certain stainless steel applications. We believe that relatively low physical inventories, high prices and the active trading of Metals Trading Funds contributed to the volatile price conditions experienced in 2004, volatility that the nickel markets had not experienced in over 13 years. The difference between the high and low LME cash nickel prices for 2004 was $7,240 per tonne ($3.28 per pound). The global nickel market was in deficit for 2004 as the level of demand exceeded the level of supply. We believe that the level of demand was restrained by the amount of supply available, thereby limiting the demand growth rate and the size of the actual demand-supply deficit.

     The global nickel market reflected favourable fundamentals for primary nickel producers such as ourselves in 2004 as demand increased, although we estimate that underlying world demand would have grown by approximately seven per cent from 2003 levels if adequate nickel had been available to meet consumption. Underlying demand growth was driven by the strongest global industrial production growth in 10 years, led by continued economic growth in China, as well as growth in South Korea, Taiwan and Japan. The industrial economies of the United States and Europe also exhibited growth above the levels seen in the recent 2000-2003 period.

     The growth in primary nickel demand in 2004 was concentrated in the non-stainless steel sector, as demand from the stainless steel sector, the largest end use of primary nickel, was adversely affected by several factors as discussed below. Nickel demand growth in the non-stainless steel sector increased by seven per cent in 2004, as demand for nickel for the production of high nickel alloys improved as a result of the recovery of the aerospace industry as well as growth in electronics and battery applications for nickel. Nickel demand from battery applications improved in 2004, in part due to the increased production of hybrid electric vehicles that contain nickel in their battery systems. However, high nickel prices and substitution effects adversely affected demand for nickel in plating applications. World production of stainless steel increased by seven per cent to approximately 23.5 million tonnes in 2004. This growth was due, in part, to increased capacity utilization at several large-scale stainless steel manufacturing facilities which had been commissioned during 2002 and 2003. Stainless steel production expanded in all major industrial regions and was particularly strong in South Korea where new production facilities were operating at capacity during the year. However, primary nickel demand growth in the stainless steel sector was adversely affected, as noted above, by a large increase in secondary nickel stainless steel scrap consumption, as well as an increase in the production of stainless steels containing relatively low amounts or grades of nickel (one to four per cent) and grades containing no nickel compared with higher nickel (8 to 10 per cent) containing stainless steel grades.

     The growth in the world supply of primary nickel in 2004 could not keep pace with the underlying demand growth and world supply for 2004 was lower than world nickel supply in 2003, taking into account the 60,000 tonnes of nickel that had been pledged as loan collateral by one producer which was released into the market in 2003, although production of primary nickel increased by four per cent in 2004. Approximately 50 per cent of global nickel production growth was the result of our recovery from our strike-impacted levels experienced in 2003. In addition, domestic production of nickel in China and Ukraine increased in 2004 from 2003 levels. As a result, world primary nickel production increased by 54,000 tonnes to 1,258,000 tonnes in 2004. However, world primary nickel supply of 1,258,000 tonnes decreased from 1,264,000 tonnes in 2003, taking into account the release into the market in 2003 of the 60,000 tonnes of nickel referred to above.

     The growth in nickel demand during 2004, coupled with the overall decline in supply for 2004 taking into account the 60,000 tonnes representing collateral for a loan which were released into the market in 2003, as discussed below, created a deficit between supply and demand of approximately 6,000 tonnes. Inventories of nickel on the LME, a physical market (i) where various metals, including nickel, can be bought or sold for prompt or future delivery and (ii) representing the principal terminal market for primary nickel in the world, decreased during 2004 by 3,174 tonnes to a relatively low level of 20,898 tonnes at December 31, 2004. LME nickel inventories have declined by 11,610 tonnes in 2005, with such inventories totalling 9,288 tonnes as of March 10, 2005.

     While 2004 represented a very strong year for the global nickel market given the demand-supply fundamentals described above, there was also, as noted above, a very significant amount of volatility in nickel prices as reflected in the LME cash nickel price movements due, we believe, principally to differing views on continued economic growth in China and the trading in nickel by Metals Trading Funds. The LME cash nickel price opened the year at $16,690 per tonne ($7.57 per pound) due, in part, to the expectation of tight market conditions. On January 6, 2004 the LME cash nickel price reached its highest level since March 9, 1989, $17,770 per tonne ($8.06 per pound). Despite a three-week strike at the Canadian operations of Falconbridge Limited and a 10,000 tonne reduction in LME stocks during the quarter, nickel prices experienced a volatile but overall decline during the first quarter of 2004, with the LME cash price falling by $1,170 per tonne ($0.53 per pound) on February 23, 2004 due, we believe, to the culmination of near-term speculative trading in nickel by Metals Trading Funds where these Funds liquidated the positions they had accumulated in nickel. The LME cash price was $14,220 per tonne ($6.45 per pound) at the beginning of the second quarter, and LME stocks declined by 6,330 tonnes during that quarter. Continued concern over a possible economic slowdown in China led to ongoing price volatility and overall declining LME cash nickel prices to the middle of May. The LME cash nickel price reached the year low on May 18, 2004 at $10,530 per tonne ($4.78 per pound). From that point, continued LME stock withdrawals and positive demand growth contributed to the LME cash nickel price increasing and ending the second quarter of 2004 at $14,990 per tonne ($6.80 per pound). In the third quarter, trading activity was limited during the traditionally quiet summer months and with a 6,534 tonne increase in LME stocks during this period, nickel prices declined to $12,050 per tonne ($5.47 per pound) by September 9, 2004. Prices increased in late September, despite a rise in LME inventories, and ended the quarter at $15,100 per tonne ($6.85 per pound). Nickel prices continued to increase during the early part of the fourth quarter of 2004. However, these gains were reversed as the nickel price fell by $2,015 per tonne (91 cents per pound) on October 13, 2004 (representing the fourth largest one day decline based upon available information), as it appeared that a number of the Metals Trading Funds liquidated their nickel positions on that same day. We believe that the decision to liquidate these positions was not related to any change in the physical supply/demand fundamentals for nickel. LME stocks increased steadily throughout the balance of the fourth quarter and ended the year at 20,898 tonnes. The LME cash price ended the year at $15,205 per tonne ($6.90 per pound) compared with $16,650 per tonne ($7.55 per pound) at the end of 2003. The LME cash nickel price averaged $13,852 per tonne ($6.28 per pound) over the course of 2004, the highest average annual nominal nickel price ever based upon available data. The LME cash nickel price during the first 10 weeks of 2005 continued to increase and was $16,210 per tonne ($7.35 per pound) on March 11, 2005. This increase in price early in 2005 was, we believe, related to the reduction of LME stocks since the beginning of the year and renewed demand growth from China and other regions.

     The following table summarizes certain world primary nickel market and LME statistics for the years indicated (either in tonnes or in dollars per tonne in the case of prices):

			Year-End Combined		Average Annual
	World Primary		Western World[2]	Year-End	LME
	Nickel	World Primary	Producers and LME	LME	Cash Nickel
Year	Demand	Nickel Supply	Inventories	Inventories	Prices

2000	1,109,000	1,105,000	90,000	9,678	$8,641
2001	1,085,000	1,148,000	106,000	19,188	5,948
2002	1,168,000	1,176,000	100,000	21,972	6,772
2003	1,244,000	1,264,000	104,000	24,072	9,640
2004	1,264,000[1]	1,258,000[1]	105,000[1]	20,898	13,852

[1]	Preliminary estimates.

[2]	Excludes Russia, other members of the former Commonwealth of Independent States, China, Cuba and Eastern Europe.

     2003 Highlights

     The world nickel market strengthened in 2003 as demand grew by approximately seven per cent during the year to 1,244,000 tonnes despite continued weakness in certain large segments of the global economy. During 2003, growth in industrial production continued in China and was positive in the United States and Japan for the first time in three years, while economic recovery in Europe continued to struggle to take hold.

     The growth in nickel demand in 2003 was concentrated in the stainless steel sector, the largest end use of primary nickel. Nickel demand growth in this sector increased by almost eight per cent in 2003, driven by a significant increase in stainless steel production and a decline in the stainless steel scrap-ratio (the proportion or ratio of nickel-containing stainless steel scrap relative to primary nickel to the total nickel consumed by stainless steel producers). The world production of stainless steel increased by nine per cent to approximately 22 million tonnes in 2003. Stainless steel production expanded in all major industrial regions and was particularly strong in China and South Korea where new production facilities were commissioned during the year. Nickel demand growth in non-stainless steel applications was relatively weak in 2003, as one important end-use market, high nickel alloys for the aerospace industry, continued to struggle with new aircraft orders remaining at relatively depressed levels. However, demand for nickel in plating applications was relatively strong, led by growth in these applications in China, slightly offset by reduced demand for these applications in Europe and the United States.

     The growth in world production of primary nickel in 2003 could not keep pace with the demand growth experienced in 2003. Production of primary nickel in 2003 was adversely affected by the labour disruption at our Ontario operations during a three-month period beginning June 1, 2003 which resulted in effectively no production from these operations which would normally produce about 20 million pounds of primary nickel per month. We believe that several other major producers failed to reach their 2003 projected production targets due to unexpected maintenance or operational problems. The shortfall in production was partially offset by the release of approximately 60,000 tonnes into the market during 2003, which nickel had been used as collateral for a loan to one nickel producer. In addition, production of ferronickel in Australia, New Caledonia, Colombia and the Dominican Republic increased in 2003. As a result, world primary nickel production increased by 28,000 tonnes to 1,204,000 tonnes in 2003. World primary nickel supply increased to 1,264,000 tonnes taking into account the release of the 60,000 tonne loan collateral mentioned above.

     The significant growth in nickel demand during 2003, coupled with the limited supply growth, created an underlying deficit between supply and demand in 2003 of approximately 40,000 tonnes. With the release of the 60,000 tonne loan collateral referred to above, we believe there was a surplus in the global nickel market of approximately 20,000 tonnes in 2003. Inventories of nickel on the LME increased slightly during 2003 by 2,100 tonnes, remaining at a relatively low level of 24,072 tonnes at December 31, 2003.

     The LME cash nickel price opened the year 2003 at $7,210 per tonne ($3.27 per pound) and extended the gains made in 2002 by increasing relatively steadily throughout the year. During the first quarter, nickel prices initially rose due to strong demand from the stainless steel industry and a reduction in LME inventories. During the second quarter, speculation that a strike at our Ontario operations could occur followed by the actual strike was a contributing factor in the movement of the nickel price to over $9,500 per tonne ($4.31 per pound). The announcement of the release of the remaining tonnage of the loan collateral position was, we believe, sufficient to cause the LME price to fall below $8,500 per tonne ($3.86 per pound) at the end of the second quarter. The extended strike at our operations during the third quarter, accelerating demand and the fall in LME inventories prompted, we believe, the release of the balance of the 60,000 tonne loan collateral over a relatively short period of time in the third quarter. The LME cash price ended 2003 at $16,650 per tonne ($7.55 per pound), an increase of 135 per cent compared with $7,100 per tonne ($3.22 per pound) at the end of 2002.

Results of Operations

2004 Compared with 2003

     Earnings Summary

     The following bar chart describes the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (unfavourable factors are shown in parentheses), affecting our 2004 net earnings compared with 2003, with the starting point (first bar on the left) being the level of net earnings for 2003:

Principal Factors Affecting 2004 Net Earnings in Comparision with 2003
(in millions of dollars)

*	Reflects reduction in unfavourable currency adjustments from $177 million in 2003 to $85 million in 2004.

     Net earnings for 2004 were $612 million, or $3.22 per share ($2.99 per share on a diluted basis), compared with net earnings of $153 million, or 68 cents per share (66 cents per share on a diluted basis), in 2003. Results for 2004 included net income tax benefits totalling $23 million and the following pre-tax items; (1) an asset impairment charge of $201 million related to the write off of certain capitalized costs for our Goro nickel-cobalt project due to changes in project scope and other factors, and (2) unfavourable non-cash currency translation adjustments of $85 million. The unfavourable non-cash currency translation adjustments were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the year principally on Canadian dollar-denominated post-retirement benefit liabilities.

     Results for 2003 included net income tax benefits totalling $94 million and the following pre-tax items: (1) unfavourable non-cash currency translation adjustments of $177 million, (2) income of $24 million representing a milestone payment received as part of the terms of the sale of a non-core exploration property in 1998, (3) a charge of $23 million for estimated remediation costs for certain former industrial sites in the United States we retained relating to a business sold in 1983, (4) an expense of $107 million associated with the three-month strike at our Ontario operations and (5) currency hedging gains net of suspension costs relating to our Goro project of $15 million. In addition, with respect to only the calculation of net earnings per share for 2003, a premium of $15 million was paid on the May 1, 2003 redemption of our 5.5 per cent Convertible Redeemable Preferred Shares Series E (“Preferred Shares Series E”).

     Nickel Production

     Nickel production increased by 27 per cent to 236,817 tonnes (522 million pounds) in 2004, our highest annual production ever, exceeding our previous record of 510 million pounds in 1974, compared with 187,173 tonnes (413 million pounds) in 2003, primarily reflecting higher production at our Canadian and U.K. operations compared with 2003 when the three-month strike at our Ontario operations that began on June 1, 2003 and a difficult ramp-up of operations in September 2003 following the strike negatively affected production. PT Inco’s production increased by about 4 million pounds to a record 159 million pounds of nickel in matte in 2004 compared with 155 million pounds of nickel in matte in 2003. Historically, we have believed that the minimum finished nickel inventories we generally need to run our business and meet customers’ requirements should be about 26,000 tonnes, depending upon the required product mix and other factors. We expect to continue to evaluate the factors to be considered in determining what this minimum inventory level should be. Finished nickel inventories were 27,334 tonnes at December 31, 2004 compared with 25,604 tonnes at the end of 2003 due to the timing of certain shipments in late 2004.

     Copper Production

     Copper production increased by 37 per cent to 124,456 tonnes (274 million pounds) in 2004 compared with 91,134 tonnes (201 million pounds) in 2003 and 111,787 tonnes (246 million pounds) in 2002. Copper production in 2003 was also negatively impacted by the three-month strike at our Ontario operations.

     Net Sales

     The following table sets forth deliveries and net sales of our principal metal products for the years indicated:

	Deliveries		Deliveries		Deliveries
	(tonnes except as	Net Sales	(tonnes except as	Net Sales	(tonnes except as	Net Sales
	indicated)	($ millions)	indicated)	($ millions)	indicated)	($ millions)

	2004	2004	2003	2003	2002	2002

Primary nickel,
Including intermediates
Inco-source	235,185		184,110		212,247
Purchased	16,697		29,780		19,343

	251,882	$3,503	213,890	$2,109	231,590	$1,654

Copper
Inco-source	124,884		92,202		110,019
Purchased	—		1,133		3,097

	124,884	364	93,335	171	113,116	184

Cobalt	1,542	72	903	17	1,582	24
Precious metals (in thousands of troy ounces) [1]	2,490	246	1,694	114	2,072	238
Other		93		63		61

Net Sales to customers		$4,278		$2,474		$2,161

[1]	Excludes toll-refined materials.

     Realized Prices

     The following table sets forth our average annual realized prices for the years indicated for the metal products we produce and sell:

($ per tonne/per pound)	2004	2003	2002

Primary nickel, including intermediates	$13,906/6.31	$9,860/4.47	$7,143/3.24
Copper	2,916/1.32	1,832/0.83	1,629/0.74
Cobalt	46,442/21.07	18,846/8.55	15,124/6.86

($ per troy ounce)

Platinum	$762.73	$588.96	$545.92
Palladium	225.56	297.36	419.70
Rhodium	1,166.85	530.66	804.59
Gold	398.68	367.72	309.17
Silver	6.73	4.86	4.58

     Net sales increased substantially in 2004 due to higher selling prices for substantially all the metals we produce, particularly for nickel and copper, as well as higher deliveries of Inco-source nickel, copper, cobalt and platinum-group metals (“PGMs”). Deliveries of Inco-source nickel in 2004 increased by 28 per cent compared with 2003 due to increased production at our Canadian and U.K. operations as well as at PT Inco. Production for all metals for 2003 was adversely affected by a three-month strike at our Ontario operations that began on June 1, 2003.

     Primary nickel sales increased by 66 per cent in 2004 from the previous year due to a 41 per cent increase in our average realized nickel price and an 18 per cent increase in nickel deliveries given the effect in 2003 of the three-month strike at our Ontario operations noted above on deliveries.

     Our nickel deliveries in 2004 represented an estimated 20 per cent share of the world nickel market, compared with 17 per cent in 2003 and 20 per cent in 2002.

     Our price realizations have tended to lag LME cash price changes. The premiums we realize over the prevailing LME cash price for our specialty or value-added and other nickel products are affected by (i) fluctuations in the LME cash nickel price, (ii) the effect these fluctuations have on the price we receive for the nickel-in-matte product produced by PT Inco, (iii) the lag effect that changes in the LME benchmark price have on the pricing of certain of our nickel products, (iv) how certain of our nickel products are priced and (v) the mix of our primary nickel products sold in the year. The average realized price for our primary nickel products, including intermediates, was $13,906 per tonne ($6.31 per pound) in 2004, compared with the LME cash nickel price which averaged $13,852 per tonne ($6.28 per pound). The average realized price for our primary nickel products, including intermediates, was $9,860 per tonne ($4.47 per pound) in 2003, compared with the LME cash nickel price which averaged $9,640 per tonne ($4.37 per pound). For the January 3 – March 11, 2005 period, the LME cash nickel price averaged $15,155 per tonne ($6.87 per pound) and was $16,210 per tonne ($7.35 per pound) on March 11, 2005.

     The price realizations for our nickel and other metal products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for our primary nickel products in the marketplace relative to supply available from us and our competitors, including for this purpose, supply of secondary or scrap materials containing metals in usable or recyclable form and supplies of other materials which do or may compete as substitutes for nickel and our other metal products. As noted above, the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel, is particularly important to stainless steel primary nickel demand. The stainless steel scrap ratio was 47 per cent in 2004, compared with 44 per cent in 2003 and 45 per cent in 2002.

     In 2004, our copper sales increased by 113 per cent from the previous year due to a 34 per cent increase in deliveries compared to the strike-affected levels for 2003 and a 59 per cent increase in our average realized price. Sales of precious metals increased by 116 per cent in 2004 due to increased deliveries and increased selling prices in 2004 for substantially all of the precious metals we produce.

Costs and Expenses/Other Income

     The following table sets forth certain of our costs, principal expenses, other income, income and mining taxes and minority interest for the years indicated:

	2004	2003	2002
($ millions)		(Restated) [1]	(Restated) [1]

Cost of sales and other operating expenses	$2,348	$1,735	$1,378
Depreciation and depletion	248	227	242
Selling, general and administrative	192	169	136
Research and development	29	27	17
Exploration	32	27	24
Currency translation adjustments	85	177	5
Interest expense	24	44	50
Asset impairment charges	201	—	2,415
Goro project suspension costs	(1)	(4)	25
Other income, net	(48)	(104)	(40)
Income and mining taxes	430	(37)	(636)
Minority interest	126	60	22

[1]	Reference is made to note 2 to our 2004 consolidated financial statements.

Cost of Sales and Other Operating Expenses

     Cost of sales and other operating expenses increased by 35 per cent in 2004, reflecting higher deliveries of the metals we produce, increased costs for and volumes of purchased nickel intermediates processed, the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher spending on services and supplies primarily as a result of increased production rates, higher employment costs associated with higher earnings-based compensation payments, increased prices for heavy fuel oil used at PT Inco, partially offset by cost reductions and related savings achieved in 2004. The cost of the nickel intermediates we purchase is based upon LME and other benchmark prices and is included in cost of sales. Results for 2003 included a pre-tax expense of $107 million associated with the three-month strike at our Ontario operations. In addition, during the third quarter of 2003 our Ontario operations experienced a series of unanticipated problems associated with the ramp-up of certain of its facilities after the strike which resulted in an expense of $25 million.

     Depreciation and Depletion

     Depreciation and depletion expenses increased in 2004 primarily due to higher depletion expense at the Canadian operations as a result of increased production in 2004.

     At December 31, 2004, the net carrying value of property, plant and equipment under construction or development not subject to depreciation or depletion was $5,226 million (2003 – $4,720 million; 2002 – $4,109 million) which is comprised of amounts for the Voisey’s Bay project totalling $4,348 million (2003 – $3,777 million; 2002 – $3,299 million), the Goro project of $699 million (2003 – $802 million; 2002 – $637 million) and other assets under construction at our operations of $179 million (2003 – $141 million; 2002 – $173 million). It is currently expected that depreciation, depletion and amortization for the Voisey’s Bay project will commence in 2005 and for the Goro project when operations start. Reference is made to “2005 Planned Capital Expenditures” below for information on certain expected depreciation, depletion and amortization charges for the Voisey’s Bay project.

     Reference is made to note 2 to our 2004 consolidated financial statements for a discussion regarding a change in the calculation of depreciation and depletion expense effective January 1, 2004 which was applied on a retroactive basis.

     Selling, General and Administrative

     Selling, general and administrative expenses increased by $23 million in 2004 compared with 2003. The increase was primarily due to higher expenses associated with our earnings-based incentive compensation programs, partially offset by lower expenses associated with share appreciation rights which historically had been granted as part of certain share option awards. Selling, general and administrative expenses also included $6 million in 2004 spent on our program to evaluate and report on our internal control over financial reporting under the U.S. Sarbanes-Oxley Act and certain expenditures totalling $11 million in 2004 and $10 million in 2003 in support of the Goro and Voisey’s Bay projects.

     Currency Translation Adjustments

     Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, post-retirement benefits, accounts payable and certain deferred income and mining taxes into U.S. dollars. Unfavourable currency translation adjustments were primarily due to the strengthening of the Canadian dollar as of December 31, 2004 relative to the U.S. dollar. The Canadian dollar – U.S. dollar exchange rate was 0.774 at year-end 2003 and 0.831 at year-end 2004, representing approximately a seven per cent appreciation in the Canadian dollar relative to the U.S. dollar on a year-to-year basis.

     Interest Expense

     Interest expense for 2004 declined compared with 2003, primarily as a result of an increase in capitalized interest associated with our projects under development and lower interest rates on our outstanding debt for 2004 compared with 2003, taking into account refinancing activities in 2003 and our interest rate swaps we entered into with certain third party financial institutions. Interest expense excluded capitalized interest of $65 million in 2004 compared with $54 million in 2003. We expect that our total interest costs (expensed and capitalized) will increase to approximately $130 million in 2005, with approximately $30 million of that amount expected to be expensed and $100 million expected to be capitalized as part of our Goro and Voisey’s Bay projects.

     At December 31, 2004, approximately 51 per cent of our long-term debt reflected interest rates that were subject to periodic adjustments based on market interest rates. Our long-term debt and average effective interest rates at December 31, 2004 are summarized in note 11 to our 2004 consolidated financial statements. Reference is also made to “Cash Flows, Liquidity and Capital Resources – 2004 Compared with 2003 – Financing Activities” below.

     Asset Impairment Charges

     Changes in the planned Goro project configuration, including moving to direct heating of the ore feed and other changes intended to reduce the project’s capital cost and enhance the operating efficiency of the planned process plant and the process to be used to recover metals, resulted in certain capitalized costs incurred, principally for engineering and related work associated with the original project configuration and for equipment purchased for the indirect heating of ore feed, no longer having any use for the project or otherwise. As a result of these changes, an impairment charge covering capitalized expenditures of $201 million before minority interest and taxes was taken in the second quarter of 2004.

     Other Income, Net

     Other income decreased in 2004, compared with 2003. In 2004, other income included gains on foreign currency contracts in the amount of $10 million covering anticipated expenditures relating to the Goro project. We also realized a gain of $6 million on the sale of our interest in a Guatemalan subsidiary. In 2003, other income included gains of $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations, the receipt of a milestone payment of $24 million under the terms of sale reached in 1998 of a non-core exploration property and net gains of $12 million in connection with derivative positions in metals intended to meet future customer requirements. In addition, currency hedging gains of $11 million were realized in 2003 on the closing out of certain forward currency contracts as a consequence of the Goro project suspension.

     Income and Mining Taxes

     Our effective tax rate for 2004 of 37 per cent was slightly lower than the statutory rate due to (1) the benefit of losses not previously recognized, (2) the favourable outcome of tax matters related to prior years and (3) the benefit of lower tax rates on profits earned in low tax jurisdictions. These factors were partially offset by the negligible tax relief recorded on the $201 million non-cash impairment charge, before minority interest and taxes, recorded in the second quarter of 2004 and taxes provided on unrealized foreign exchange gains with respect to the Canadian parent’s U.S. dollar-denominated debt.

     Minority Interest

     Our minority interest represents primarily the respective minority shareholders’ interests in the earnings of PT Inco, Inco TNC Limited, Jinco Nonferrous Metals Co., Ltd. and Goro Nickel S.A., the project company for the Goro project. Minority interest increased in 2004 compared with 2003 primarily due to the higher earnings at PT Inco as a result of higher average realized prices for and higher deliveries of nickel-in-matte produced by PT Inco.

     Nickel Unit Cash Cost of Sales

     The following bar chart shows the principal factors (on a per pound basis), both favourable and unfavourable (favourable factors are shown in parentheses), affecting our 2004 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being our nickel unit cash cost of sales after by-product credits for 2003:

Principal Factors Affecting Our Nickel Unit Cash Costs of Sales After By-Product Credits in Comparison with 2003

(1)	Other factors include primarily higher earnings-based compensation payments and higher levels of supplies, services and contracts expenditures, partially offset by the absence of the ramp-up issues experienced in the third quarter of 2003.

     Since this measure captures our key costs of production and the impact of prices for our by-products, nickel unit cash cost of sales represents a key performance measurement that management uses to manage our costs and operations. Nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of contributions from by-products sold divided by Inco-source nickel deliveries, increased to $5,732 per tonne ($2.60 per pound) in 2004 from $4,453 per tonne ($2.02 per pound) in 2003. Nickel unit cash cost of sales after by-product credits increased to $5,115 per tonne ($2.32 per pound) in 2004 from $4,740 per tonne ($2.15 per pound) in 2003.

     The 2004 increase in nickel unit cash cost of sales before by-product credits was principally due to the higher cost for, and volumes of, purchased nickel intermediates, the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate compared with 2003, higher costs for heavy oil at PT Inco, higher spending on supplies and services primarily as a result of increased production rates and higher earnings-based compensation payments, partially offset by the absence of ramp-up costs which we incurred in the third quarter of 2003 after the end of the strike at our Ontario operations, and the cost reductions and related savings as discussed below.

     The increase in nickel unit cash cost of sales after by-product credits for 2004 compared with 2003 was due to higher nickel unit cash cost of sales before by-product credits, partially offset by higher by-product credits as a result of higher realized selling prices for and higher deliveries of our principal by-products.

     As discussed above, we use purchased nickel intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased nickel intermediates is higher than that for processing our own mine production and such costs increase as the prevailing prices, LME cash nickel or other benchmark prices, on which basis this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.

     A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “Non-GAAP Financial Measure” below.

     In 2004, we realized cost reductions and related savings of $59 million. We are currently targeting a further $60 million in cost reductions in 2005.

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

     In 2004, our hydroelectric facilities in Ontario generated approximately 19 per cent of our Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating-facility at Larona together with its 93-megawatt hydroelectric generating facility at Balambano generated virtually all of PT Inco’s 2004 electricity requirements. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. In 2004, energy costs at our Ontario and Manitoba operations were approximately 12 per cent of total cash production costs, compared with 34 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 53 per cent in 2004 and 51 per cent in 2003 relative to the energy costs that would have been incurred by PT Inco if its operations were dependent on fuel oil as the sole source to meet its energy requirements.

     Intermediates Segment

     Our intermediates segment comprises the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. Net sales by PT Inco of nickel-in-matte were $792 million in 2004 compared with $509 million in 2003. This increase in 2004 relative to 2003 was due to higher realized prices and increased deliveries as a result of record high production. PT Inco’s deliveries of nickel-in-matte totalled 72,500 tonnes in 2004 compared with 70,500 tonnes in 2003. The increase in 2004 compared with 2003 was due to higher production. PT Inco’s net realized price for nickel-in-matte in 2004 averaged $10,766 per tonne ($4.88 per pound) compared with $7,117 per tonne ($3.23 per pound) in 2003. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel. All of PT Inco’s production is sold in U.S. dollars under long-term contracts with us and with Sumitomo Metal Mining Co., Ltd.

     Nickel-in-matte production at PT Inco increased by three per cent to 72,200 tonnes in 2004 from 70,200 tonnes in 2003. Nickel unit cash cost of sales increased by 15 per cent in 2004 compared with 2003 due to increases in the price of heavy fuel oil as well as greater usage of mining-related services due to the higher production levels. In order to increase production in favourable nickel markets, we augmented PT Inco’s hydroelectric power generation by increasing the utilization of more expensive fuel-oil based power sources. PT Inco’s energy costs were up in 2004 due to increased consumption of heavy fuel oil as a result of the higher production rates and higher prices paid for such fuel oil to operate its dryers, kilns and other oil-fired facilities. Fuel oil costs were up 9 per cent in 2004 from 2003. Fuel oil represented about 27 per cent of PT Inco’s cash costs of production of nickel-in-matte in 2004 compared with 31 per cent in 2003.

     Development Projects Segment

     Our development projects include the Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project in New Caledonia.

     Voisey’s Bay Project

     We continued to make progress on the Voisey’s Bay project in 2004 towards the start-up of commercial production. The project completion date for the initial phase, including the open pit mine, concentrator and demonstration plant to test hydrometallurgical processes, was advanced by six months from the original schedule established, with the first shipment of concentrate currently planned for November 2005 and initial finished nickel production from the Voisey’s Bay concentrate in early 2006. Work also advanced in 2004 to prepare our Ontario and Manitoba operations to receive and process the nickel concentrate from Voisey’s Bay.

     During 2004, testing of hydrometallurgical processes to treat the Voisey’s Bay ores as part of the research and development program covering those processes continued and design work on the demonstration plant to be constructed to advance the testing of those processes was completed. Site construction for the demonstration plant in Argentia, Province of Newfoundland and Labrador is proceeding on plan and that facility is expected to be ready to receive the first nickel concentrate in late 2005.

     Goro Project

     In late September 2004, we essentially completed the second phase, or Phase 2, of the comprehensive review of the Goro project that established an innovative, value-improvement program for the project, reconfiguring the originally proposed plant layout and other aspects of the project, and reducing the amounts of earthmoving, concrete and structural steel requirements, resulting in a $500 million reduction in the capital cost estimate from previous estimates. Additionally, as part of that Phase, a technical and process review recommended that direct heating of the slurry in the autoclave area of the planned process plant be adopted in the process design and that certain other changes be made to increase the process plant’s throughput capacity. As a result of the revised project scope, however, we recorded a write-down, as discussed above, of $201 million in previously capitalized costs in the second quarter of 2004.

     In October 2004, we announced the decision to proceed with the project. It is currently expected that the project’s execution plan will be based upon a phased approach, with the first phase focusing on engineering, contract development and permitting. Engineering work has progressed well and fieldwork is expected to commence in the second quarter of 2005. It is currently expected that the project will commence production in the latter part of 2007.

2003 Compared with 2002

     Earnings Summary

     Net earnings for 2003 were $153 million, or 68 cents per share (66 cents per share on a diluted basis), compared with a net loss of $1,477 million, or $8.24 per share ($8.24 per share on a diluted basis), in 2002. Results for 2003 included net income tax benefits totalling $94 million and the following items, before taxes: (1) unfavourable non-cash currency translation adjustments of $177 million, (2) income of $24 million representing a milestone payment received as part of the terms of the sale of a non-core exploration property in 1998, (3) a charge of $23 million for estimated remediation costs for certain former industrial sites in the United States we retained relating to a business sold in 1983, (4) expense of $107 million associated with the three-month strike at our Ontario operations, (5) currency hedging gains net of suspension costs relating to the Goro project of $15 million, (6) income of $7 million associated with a tax refund and (7) a loss of $2 million realized on the redemption of certain convertible debt securities. In addition, with respect to only the calculation of net earnings per share for 2003, a premium of $15 million was paid on the May 1, 2003 redemption of our Preferred Shares Series E. The unfavourable non-cash currency translation adjustments of $177 million in 2003 referred to above were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the period on Canadian dollar-denominated liabilities. The net income tax benefits totalling $94 million are discussed under “Income and Mining Taxes” below. The strike expenses referred to above are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance incurred during the strike period, in this case, the three-month strike at our Ontario operations which began on June 1, 2003, which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed. Results for 2002 included non-cash pre-tax asset impairment charges of $2,415 million to reduce the carrying value of the Voisey’s Bay project and certain other assets, suspension costs relating to the Goro project of $25 million, interest income of $14 million associated with a tax refund and unfavourable non-cash currency translation adjustments of $5 million.

     Nickel Production

     Nickel production decreased by 11 per cent to 187,173 tonnes (413 million pounds) in 2003, compared with 209,728 tonnes (462 million pounds) in 2002, reflecting lower production at our Ontario operations due to the three-month strike and the ramp-up problems noted above, partially offset by higher production at our Manitoba operations, the processing of higher volumes of purchased nickel intermediates at both the Ontario and Manitoba operations and higher ore grades and higher production levels at PT Inco. Our 2002 results were negatively impacted by a planned furnace rebuild at PT Inco which resulted in lower production for this operation. Finished nickel inventories were 25,604 tonnes at December 31, 2003, compared with 23,126 tonnes at the end of 2002.

     Copper Production

     Copper production decreased by 18 per cent to 91,134 tonnes in 2003 compared with 111,787 tonnes in 2002. Copper production in 2003 was below our planned target of 113,000 tonnes due to lower production at the Ontario operations as a result of the strike and ramp-up problems noted above.

     Net Sales

     Net sales to customers for 2003 increased by 14 per cent from the previous year due to significantly higher average realized prices for nickel which were partially offset by lower deliveries of nickel, platinum, palladium, copper and cobalt, and lower realized prices for certain PGMs. The decrease in deliveries was primarily due to lower production at our Ontario operations as a result of the three-month strike which was partially offset by higher nickel deliveries from PT Inco and our Manitoba operations and an increase in the deliveries of purchased finished nickel.

     Primary nickel sales increased by 28 per cent in 2003 from the previous year due to a 38 per cent increase in our average realized nickel price partially offset by an eight per cent decrease in nickel deliveries primarily due to the three- month strike at our Ontario operations.

     Our nickel deliveries in 2003 represented an estimated 17 per cent share of the world nickel market, compared with 20 per cent in 2002.

     In 2003, copper sales decreased by seven per cent from the previous year due to a 17 per cent decline in deliveries due primarily to the three-month strike at our Ontario operations, partially offset by a 12 per cent increase in our average realized price. Sales of precious metals decreased by 52 per cent in 2003 due to lower deliveries from decreased production also due primarily to that three-month strike.

     Cost of Sales and Other Operating Expenses

     Cost of sales and other operating expenses increased by 26 per cent in 2003, reflecting the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs, higher employment and pension costs, and increased costs for purchased intermediates processed. In addition, deliveries of purchased finished nickel in 2003 increased by 54 per cent primarily due to increases in the purchases of this material to meet customer requirements as a result of the strike at our Ontario operations. The cost of these purchases is based upon LME and other benchmark prices and is included in cost of sales. Operating results for 2003 included a pre-tax expense of $107 million associated with the three-month strike at our Ontario operations. In addition, during the third quarter of 2003 our Ontario operations experienced a series of unanticipated problems associated with the ramp-up of certain of its facilities after the strike. These problems included outages or curtailments of operations at the oxygen plants and acid plant at those operations. These problems resulted in lower than planned production of in-process and finished material, including PGMs from our own ores in Ontario, and an expense of $25 million was incurred during the third quarter of 2003 due to this production shortfall.

     Selling, General and Administrative

     Selling, general and administrative expenses totalled $169 million in 2003 compared with $136 million in 2002. The increase was primarily due to higher common share appreciation rights expense in connection with certain share option grants as a result of the significant increase in the price of our common shares in 2003. Common share appreciation rights expense was $36 million in 2003 compared with $7 million in 2002. Selling, general and administrative expenses also included certain expenditures totalling approximately $10 million in both 2003 and 2002 in support of our Goro and Voisey’s Bay projects.

     Research and Development

     Research and development expenses increased to $27 million in 2003 from $17 million in 2002. The increase was primarily due to higher spending on the hydrometallurgical processing research and development program as part of the initial phase of our Voisey’s Bay project.

     Currency Translation Adjustments

     Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, post-retirement benefits, accounts payable and certain deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments of $177 million in 2003 were due to the significant strengthening of the Canadian dollar relative to the U.S. dollar during these periods. The Canadian dollar – U.S. dollar exchange rate was 0.633 at year-end 2002 and 0.774 at year-end 2003, representing approximately a 22 per cent appreciation in the Canadian dollar relative to the U.S. dollar on a year-to-year basis.

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

     Goro Project Suspension Costs

     In 2003, we incurred expenses of $17 million in connection with the ongoing care and custody costs associated with the construction site at our Goro project while the comprehensive project review was being conducted. These expenses were offset by a gain of $21 million which we recorded on forward currency contracts which had been entered into to hedge certain of the project’s capital costs expected to be incurred in Euros and other currencies. These contracts became ineffective since they no longer matched the original timing of expenditures due to delays in project expenditures during 2003.

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

     Minority Interest

     Minority interest increased to $60 million in 2003 compared with $22 million in 2002. This increase in 2003 relative to 2002 was due primarily to the higher earnings at PT Inco as a result of higher average realized prices for and higher deliveries of nickel-in-matte produced by PT Inco.

     Nickel Unit Cash Cost of Sales

     Nickel unit cash cost of sales before by-product credits, increased to $4,453 per tonne ($2.02 per pound) in 2003 from $3,483 per tonne ($1.58 per pound) in 2002. Nickel unit cash cost of sales after by-product credits increased to $4,740 per tonne ($2.15 per pound) in 2003 from $3,197 per tonne ($1.45 per pound) in 2002.

     The increase in nickel unit cash cost of sales both before and after by-product credits in 2003 was due to the unfavourable effect of the strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs at PT Inco and our Ontario operations, higher employment and pension costs, higher costs for purchasing and processing larger volumes of purchased nickel intermediates, the ramp-up problems experienced at our Ontario operations after the three-month strike discussed above, and, in the case of nickel unit cash cost of sales after by-product credits, lower contributions from by-products primarily resulting from lower deliveries of PGMs.

     A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “Non-GAAP Financial Measure” below.

     Energy Costs and Relative Advantages

     In 2003, our hydroelectric facilities in Ontario generated approximately 22 per cent of our Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating facility at Larona together with its 93-megawatt hydroelectric generating facility at Balambano generated virtually all of PT Inco’s 2003 electrical requirements. In 2003, energy costs at our Ontario and Manitoba operations were approximately 14 per cent of total cash production costs, compared with 36 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 51 per cent in 2003 and 47 per cent in 2002 relative to the energy costs that would have been incurred by PT Inco if its operations were dependent on fuel oil as the sole source to meet its energy requirements.

     Intermediates Segment

     Our intermediates segment comprises the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. Net sales by PT Inco of nickel-in-matte were $509 million in 2003 compared with $321 million in 2002. This increase in 2003 relative to 2002 was due to increased deliveries as a result of higher production rates and higher realized prices. PT Inco’s deliveries of nickel-in-matte totalled 70,500 tonnes in 2003 compared with 61,900 tonnes in 2002. The increase in 2003 compared with 2002 was due to higher production. PT Inco’s net realized price for nickel-in-matte in 2003 averaged $7,117 per tonne ($3.23 per pound) compared with $5,114 per tonne ($2.32 per pound) in 2002. The selling price of PT Inco’s nickel-in-matte is determined by a formula based on the LME cash price for nickel.

     Nickel-in-matte production at PT Inco increased by 18 per cent to 70,200 tonnes in 2003 from 59,500 tonnes in 2002, reflecting the processing of higher-grade ore in 2003 compared with 2002 and higher production rates. In addition, 2002 production at PT Inco was adversely affected by a planned furnace rebuild at PT Inco. Cash cost of sales increased in 2003 compared with 2002 due to the increased production volumes and higher costs due to increased consumption of fuel oil as a result of the higher production rates and higher prices paid for heavy fuel oil to operate its dryers, kilns and its other oil-fired facilities. Fuel oil costs were up 48 per cent in 2003 from 2002. Heavy fuel oil represented about 31 per cent of PT Inco’s cash costs of production of nickel-in-matte in 2003 compared to 28 per cent in 2002. In addition, PT Inco incurred additional costs for equipment rentals, employment and maintenance costs to achieve its higher production rates in 2003.

Cash Flows, Liquidity and Capital Resources

2004 Compared with 2003

     Operating Activities

     Net cash provided by operating activities in 2004 totalled $1,393 million, which represented a significant increase from the $131 million in net cash provided by operating activities in 2003. The increase was primarily due to higher earnings, excluding asset impairment and other non-cash charges, and a reduction in working capital in 2004, compared with an increase in working capital in 2003. Increased investments in accounts receivable and inventories in 2004 were more than offset by higher balances of income and mining taxes payable in 2004. Accounts receivable at the end of 2004 increased due to significantly higher deliveries and prices in the fourth quarter of 2004 relative to the corresponding period of 2003. Our investment in inventory increased at the end of 2004 relative to 2003 due principally to higher production costs associated with that inventory. In 2004, working capital primarily benefitted from the delay in the payment of accrued income and mining tax liabilities as the minimum required income and mining tax instalments during the year were less than the amount of the full tax obligation ultimately payable in respect of 2004. The balance of tax payments in respect of 2004 of approximately $240 million will be made in the first quarter of 2005. In 2004, pension payments totalled $265 million which was a significant increase compared with 2003 as a result of voluntary contributions in the amount of $144 million in addition to required contributions totalling $121 million.

     We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, and in light of our strong financial position, increased our voluntary contributions to such plans such that our total contributions were $265 million for 2004 compared with $142 million in 2003. Voluntary contributions included in the total contributions were $144 million in 2004 and $40 million in 2003. We currently expect that our annual pension contributions will be approximately $160 million in 2005, including voluntary contributions of $14 million. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of contributions for future years.

     Investing Activities

     Net cash used for investing activities increased to $881 million in 2004 compared with $565 million in 2003. The increase was primarily due to higher capital spending, mainly in respect of our Voisey’s Bay project, compared with 2003. Reference is made to “Risks and Uncertainties – Other Risks and Uncertainties – Capital Requirements and Operating Risks” below for a discussion of the risks associated with our capital requirements. The following table sets forth our capital expenditures by principal operations for the years indicated:

($ millions)	2004	2003	2002

Ontario operations	$152	$101	$90
Manitoba operations	42	50	32
PT Inco	79	45	42
Goro project	138	249	353
Voisey’s Bay project	447	138	73
Other	18	8	10

Total	$876	$591	$600

     During 2004, we used cash of $28 million to acquire two percent of the shares of PT Inco, increasing our interest to approximately 61 per cent.

     Total capital expenditures for 2005 are currently projected to be $1,450 million before any funding that may be provided by new shareholders in Goro Nickel S.A., the Goro project company, and certain previously announced government assistance relating to our development projects.

Financing Activities

     Net cash provided by financing activities in 2004 was $146 million compared with cash used for financing activities in 2003 of $235 million.

     We received $41 million in respect of the French government-sponsored financing for the Goro project as described in note 14 to our 2004 consolidated financial statements.

     The table below summarizes our long-term borrowings and repayments/redemptions of our long-term debt in 2004, 2003 and 2002:

($ millions)	2004	2003	2002

Long-term borrowings
Term loan	$200	—	—
5.70% Debentures due 2015	—	300	—
7.75% Notes due 2012	—	—	400
7.20% Debentures due 2032	—	—	400
PT Inco loan facilities	—	—	42
Other	5	14	42

Total	$205	314	884

Repayments of long-term debt
5 3/4% Convertible Debentures due 2004	$—	(173)	—
7 3/4% Convertible Debentures due 2016	—	(145)	—
9.60% Debentures due 2022	—	(159)	—
PT Inco loan facilities	(85)	(82)	(66)
9.875% Debentures	—	—	—
Other	(15)	(15)	(15)

Total	$(100)	(574)	(81)

     To continue to provide liquidity for our operations, in late May 2004 we concluded a new $750 million syndicated revolving credit facility that matures on May 28, 2009. This syndicated facility replaced several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent in total commitments under this new syndicated facility, the initial May 28, 2009 maturity date may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. The borrowings under the facility may be made in either Canadian dollars in the form of (a) loans based on the prime rate or (b) bankers’ acceptances or in United States dollars in the form of (i) loans based upon a U.S. dollar base rate or (ii) loans based upon London interbank offered rates (LIBOR). Borrowings under the facility bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2004, there were no amounts drawn under this facility. This credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the credit facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the credit facility, not to exceed 50:50. At December 31, 2004 the ratio of Consolidated Indebtedness to Tangible Net Worth was 25:75. The credit facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our ratings would, however, increase the interest rate payable under the facility and, conversely, any upgrade in our ratings would reduce the interest rate payable.

     In late December 2004 we concluded a new $400 million term loan facility. Borrowings under this facility may be made up to December 23, 2005 and the amount of the loan available will be reduced to the aggregate amount of the advances at that date (the “Final Loan Amount”). Repayments of the Final Loan Amount outstanding at December 23, 2005 are as follows – 25 per cent of the Final Loan Amount will be due on December 31, 2009; 12 1/2 per cent of the Final Loan Amount on June 30, 2010; 12 1/2 per cent of the Final Loan Amount on December 31, 2010; 12 1/2 per cent of the Final Loan Amount on June 30, 2011; and the remaining amount still outstanding on the final maturity date of December 23, 2011. The borrowings under this facility may be made in United States dollars in the form of (i) loans based on a U.S. dollar base rate or (ii) loans based on certain London interbank offered rates. Borrowings under this facility bears interest, when drawn, at rates which vary based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2004, there was $200 million drawn under this new facility. This new facility and the drawdown of $200 million under that facility was part of the financing plan for our capital expenditure program for our Goro project intended to optimize certain tax benefits relating to the recently completed Girardin Act financing for this project as described in note 14 to our 2004 consolidated financial statements. This new term loan facility provides that, so long as advances are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the term loan facility, to Tangible Net Worth, as defined in the term loan facility, not to exceed 50:50. At December 31, 2004 the ratio of Consolidated Indebtedness to Tangible Net Worth was 25:75. The new term loan facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our ratings would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our ratings would reduce the interest rate payable on borrowings.

     As of December 31, 2004, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s, with the specific ratings being Baa3 (stable outlook) by Moody’s Investors Service and BBB– (positive outlook) by Standard & Poor’s.

     Our total debt as a percentage of our total debt plus shareholders’ equity as of December 31 for the years indicated is set forth in the following table:

December 31	2004	2003	2002

Total debt as % of total debt plus shareholders’ equity	27%	28%	30%

     Recognizing the sensitivity of our cash flow to nickel and other metals prices, we currently believe that our level of cash and cash equivalents as of December 31, 2004, together with currently projected cash to be provided by operating activities, available cash from our unused lines of credit and new term loan facility and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for the 2005-2007 period. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. As discussed above, our required capital expenditures are very significant over the 2005-2007 period given the current spending plans for our Voisey’s Bay and Goro projects and at PT Inco.

     Our liquidity is affected by a number of key factors, including decreases in the amount of, and a change in the timing of, our production outlook at our existing operations as well as the timing of completion of our Voisey’s Bay and Goro projects. Reference is made to “Risks and Uncertainties – Other Risks and Uncertainties – PT Inco”, “Risks and Uncertainties – Other Risks and Uncertainties – Risks Associated with, and Importance of, Future Low-Cost Nickel Projects” and “Risks and Uncertainties – Other Risks and Uncertainties – Uncertainty of Production and Capital and Other Cost Estimates” below for detailed discussions of these factors and their impact on our liquidity.

2003 Compared with 2002

Operating Activities

     Net cash provided by operating activities in 2003 totalled $131 million, which represented a significant decrease from the $599 million in net cash provided by operating activities in 2002. During 2003, increased cash was required for working capital due to higher accounts receivable, higher inventories and lower income and mining taxes payable in 2003 compared with the prior year, with this increased cash requirement having been partially offset by higher accounts payable and accrued liabilities. Accounts receivable increased primarily due to significantly higher selling prices for our finished nickel products and, to a lesser degree, due to higher deliveries of our finished nickel products in the fourth quarter of 2003 compared with the fourth quarter of 2002. Inventories were higher at the end of 2003 compared with 2002 due to higher volumes of both finished and in-process nickel on hand at the end of the year, as well as higher costs. The higher costs were due, in part, to the strengthening of the Canadian dollar relative to the U.S. dollar in 2003, higher costs for the post-retirement benefits we provide, higher energy costs as a result of the increased utilization rates and costs for natural gas and heavy oil and higher costs for purchased nickel intermediates during the fourth quarter of 2003 given that these intermediates are priced based upon LME and other benchmark prices. Income and mining taxes payable declined during 2003 as a result of higher tax payments during the year, the majority of which payments related to taxes paid of $96 million in respect of 2002. Accounts payable and accrued liabilities were significantly higher at the end of 2003 as a result of the increases related to the accrual for stock appreciation rights, the accrual for estimated remediation costs for certain former industrial sites in the United States and the impact of the strengthening of the Canadian dollar because a significant portion of our accounts payable is denominated in Canadian dollars. As a result of the timing of our normal tax payments, tax payments totalling $12 million in respect of 2003 were made in the first quarter of 2004 versus $88 million in 2003.

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

     In addition to the long-term borrowings and repayments discussed in the above chart, in 2003 we issued $476 million in convertible debt for net proceeds of $470 million, of which $114 million was initially recorded as debt and the remainder of $356 million was recorded as equity in accordance with Canadian GAAP.

     In September 2003, we completed an underwritten public offering in the United States of $300 million aggregate principal amount of 5.70% Debentures due 2015. The net proceeds from this offering were approximately $297 million after underwriting commissions and other expenses and were used, together with available cash, to redeem our 7 3/4% Convertible Debentures due 2016 in the amount of $145 million and our 9.60% Debentures due 2022 in the amount of $159 million as discussed below.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Contractual Obligations

     This section summarizes as of December 31, 2004 certain of our contractual obligations and our off-balance sheet arrangements. The first table below highlights our contractual obligations. Certain of these contractual obligations, including long-term debt obligations and asset retirement obligations, are also reflected in our December 31, 2004 balance sheet (reference is made to notes 11 and 13 to our 2004 consolidated financial statements), while the other obligations are off-balance sheet ones. In addition to these contractual obligations, we also have certain contingencies and guarantees, as discussed below. The majority of our derivative positions as at December 31, 2004 fall into the category of off-balance sheet arrangements and, consistent with Canadian GAAP, are designated as effective hedging relationships. Our outstanding derivative positions as at December 31, 2004 and December 31, 2003 are summarized in the tables under “Derivative Instrument Positions” below.

($ millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt obligations	$1,658	$107	$126	$74	$1,351
Operating lease obligations	86	35	41	8	2
Purchase obligations[1]	460	373	58	10	19
Post-retirement benefit obligations[2]	160	160	—	—	—
Asset retirement obligations	1,050	2	3	5	1,040
Other long-term liabilities and contractual obligations	98	2	5	6	85

Total	$3,512	$679	$233	$103	$2,497

[1]	These purchase obligations are largely related to the Voisey’s Bay and Goro projects, with the balance comprising routine orders to purchase goods and services at our current operating locations.

[2]	Includes voluntary contributions.

     With respect to any mandatory redemption requirements covering our outstanding debt securities over the 2005 – 2009 period, reference is made to (i) note 15 to our 2004 consolidated financial statements for information on the special contingent conversion right that holders of certain of our convertible debt have and (ii) note 11 to our 2004 consolidated financial statements for information on the redemption provisions of certain long-term debt.

     These purchase obligations set forth in the table above include our commitments for the Goro and Voisey’s Bay projects, as noted under “Outlook” below, as of December 31, 2004. Except for these commitments, this table does not include our expected capital expenditures over the next five years and thereafter since such expenditures do not represent contractual obligations. We currently estimate that our existing operations require, on an annual basis, on average approximately $250 million of capital expenditures to sustain their operations and to meet current environmental regulations and similar requirements at our currently planned production and/or utilization levels for these operations.

     Amounts included in “Post-retirement benefit obligations” in the table above represent the contractual funding requirements for our pension plans in 2005. The required funding amounts for our pension plans are actuarially determined and are subject to future uncertainties, including the expected or assumed rate of return on plan assets and the discount rate on pension obligations we use will be higher or lower over time (each of which may change over time). We have only included these obligations in the table for one year since such obligations are calculated on an annual basis.

     The amounts included in “Asset retirement obligations” in the table above represent our present legal obligations for closure and related costs at all our existing operating mines and non-operating mines and properties based upon the closure plans which we have developed in accordance with regulatory or our own internal requirements applicable to those mines and properties. Reference is made to note 13 to our 2004 consolidated financial statements.

Contingencies and Guarantees

     In the course of our operations, we are subject to routine claims and litigation incidental to our business, to various environmental proceedings, and to other litigation related to such business. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918 – 1984 period, (2) claims for personal injury, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We currently believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operation.

     In connection with our 1996 acquisition of Diamond Fields Resources Inc., we assumed an obligation to pay to a company retained by Diamond Field Resources Inc. to provide certain exploration and other services an annual royalty in the form of a net smelter return amounting to three per cent of the net proceeds received from the sale of ores, metals and other minerals produced from our Voisey’s Bay project, after deducting certain costs associated with the production and sale of the ores, metals and minerals produced. While no such royalty payments have been made to date since the Voisey’s Bay project is not yet in production, it is expected that these royalties will be payable once production from Vosiey’s Bay reaches certain threshold levels currently expected to be met in 2006.

     In addition, as discussed in notes 14 and 22(b) of the 2004 consolidated financial statements, in connection with a French government-sponsored financing program for which our Goro project qualified (the “Girardin Financing”), we provided certain guarantees on behalf of Goro Nickel S.A. covering payments due from Goro Nickel S.A. of up to a maximum amount of $100 million (“Maximum Amount”) in connection with an indemnity relating to certain potential liabilities associated with the loss or forfeiture by qualified French tax investors who participated in this program of certain tax benefits associated with the Girardin Financing (“Add-Back Indemnity”). We also provided an additional guarantee covering the payments due from Goro Nickel S.A. of (a) amounts exceeding the Maximum Amount in connection with the Add-Back Indemnity and (b) certain other amounts payable by Goro Nickel S.A. under the Girardin Financing relating to certain possible operational or other developments applicable to the Goro project.

     We also provided a guarantee covering certain termination payments due from Goro Nickel S.A. to the supplier under an electricity supply agreement (“ESA”) entered into in October 2004 for the Goro project. The amount of the termination payments guaranteed depends upon a number of factors, including whether any termination of the ESA is as a result of a default by Goro Nickel S.A. and the date on which an early termination of the ESA were to occur. If Goro Nickel S.A. defaults under the ESA, the termination payment could reach up to an amount of Euros 145 million. This maximum amount could be payable if termination of the ESA occurred prior to the anticipated start date for supply of electricity under the ESA to the project. Once the supply of electricity to the project begins, the guaranteed amounts will decrease over the life of the ESA.

Derivative Instrument Positions

     As discussed in “Risks and Uncertainties – Market Risk — Metals and Commodities Risk — Foreign Exchange Risk — and Interest Rate Risk” below, we engage in derivative instrument transactions to reduce the impact, to varying degrees, of certain market risks to which we are exposed on our earnings and cash flows from operations. Reference is made to these sections under “Risks and Uncertainties” below for further information on these transactions, as well as to note 21 to the 2004 consolidated financial statements.

     The following table shows the notional amounts of our principal derivative instrument positions as at December 31, 2004:

As at December 31, 2004	2005	2006	2007	2008	Total

Metals
LME Forward Nickel Purchase Contracts[1] (tonnes)	5,274	804	348	—	6,426
Average price ($ per tonne)	12,283	9,748	9,667	—	11,824
Contract amount (in $ millions)	65	8	3	—	76
Fair value (in $ millions)	13	3	1	—	17

As at December 31, 2004	2005	2006	2007	2008	Total

LME Forward Nickel Sell Contracts[2] (tonnes)	1,464	—	—	—	1,464
Average price ($ per tonne)	14,543	—	—	—	14,543
Contract amount (in $ millions)	21	—	—	—	21
Fair value (in $ millions)	—	—	—	—	—

Palladium Fixed Price Swaps (troy ounces)	9,390	—	—	—	9,390
Average price ($ per troy ounce)	295	—	—	—	295
Contract amount (in $ millions)	3	—	—	—	3
Fair value (in $ millions)	1	—	—	—	1

Platinum Fixed Price Swaps (troy ounces)	30,828	12,000	—	—	42,828
Average price ($ per troy ounce)	647	651	—	—	648
Contract amount (in $ millions)	20	8	—	—	28
Fair value (in $ millions)	(7)	(2)	—	—	(9)

Gold Fixed Price Swaps (troy ounces)	29,956	—	—	—	29,956
Average price ($ per troy ounce)	390	—	—	—	390
Contract amount (in $ millions)	12	—	—	—	12
Fair value (in $ millions)	(2)	—	—	—	(2)

Platinum range forward options (troy ounces)	35,173	20,009	24,174	34,644	114,000
Average (minimum-maximum) ($ per troy ounce)	698-829	688-802	720-823	700-808	701-816
Contract amount (in $ millions)	25-29	14-16	17-20	24-28	80-93
Fair value (in $ millions)	(2)	(2)	(2)	(2)	(8)

Fuel Oil Swaps (tonnes)	83,650	—	—	—	83,650
Average Price ($ per tonne)	165	—	—	—	165
Contract amount (in $ millions)	14	—	—	—	14
Fair value (in $ millions)	2	—	—	—	2

Currencies
Cdn.$ forward contracts (millions)	458	21	—	—	479
Average price (U.S.$)	0.782	0.845	—	—	0.785
Contract amount (in $ millions)	358	18	—	—	376
Fair value (in $ millions)	23	—	—	—	23

Aus.$ (millions)	100	155	45	—	300
Average price (U.S.$)	0.675	0.668	0.712	—	0.677
Contract amount (in $ millions)	67	104	32	—	203
Fair value (in $ millions)	9	14	2	—	25

Pounds sterling (millions)	6	8	—	—	14
Average price (U.S.$)	1.749	1.743	—	—	1.746
Contract amount (in $ millions)	10	14	—	—	24
Fair value (in $ millions)	1	1	—	—	2

Interest Rate Swaps (notional principal amount in $ millions)
(maturity 2011)	—	—	—	—	200
(maturity 2012)	—	—	—	—	400
(maturity 2015)	—	—	—	—	300
Fair value (in $ millions)	—	—	—	—	8

[1]	LME nickel purchase contracts were substantially offset by fixed price customer contracts with identical terms to more fully expose us to nickel price risk .

[2]	LME nickel sell contracts were entered into to minimize the nickel price risk associated with purchased nickel inventories.

     With respect to metals derivative instruments in 2004, we entered into nickel forward purchase contracts to match fixed price customer contracts for the 2005-2007 period and we entered into nickel forward sell contracts for 2005 to minimize the nickel price risk associated with purchased nickel inventories. In 2004, we increased our outstanding positions in the derivatives used to hedge a portion of our planned production of platinum. No new positions were entered into for gold or palladium in 2004. With respect to currencies, we entered into forward purchase contracts for Canadian dollars in 2005 and 2006 to cover a portion of the estimated Canadian dollar capital expenditure requirements for the Voisey’s Bay project and certain other capital expenditures for our Canadian operations. We also entered into additional Australian dollar and Pound sterling forward currency contracts for the period 2005-2007 to cover a portion of these currency capital expenditure requirements for the Goro project. We entered into a new swap arrangement in 2004 to manage the interest rate risk associated with $200 million drawn under our new $400 million term loan facility discussed above.

     At March 11, 2005, we had outstanding put option contracts, giving us the right but not the obligation, to sell 15,000 tonnes of copper at an average price of $2,425 per tonne in 2006. At March 11, 2005, we also had outstanding put option contracts, giving us the right but not the obligation to sell 35,400 tonnes of copper at an average price of $2,205 per tonne in 2007 and sold call option contracts, giving the buyer the right but not the obligation to purchase 35,400 tonnes of copper at an average price of $3,000 per tonne during the same time period.

     The following table shows the notional amounts of our principal derivative instrument positions as at December 31, 2003:

As at December 31, 2003	2004	2005	2006	Total

Metals
LME Forward Nickel Purchase Contracts[1] (tonnes)	8,058	768	222	9,048
Average price ($ per tonne)	12,706	8,442	8,850	12,250
Contract amount (in $ millions)	102	7	2	111
Fair value (in $ millions)	28	4	1	33

LME Forward Nickel Sell Contracts[2] (tonnes)	4,104	—	—	4,104
Average price ($ per tonne)	15,858	—	—	15,858
Contract amount (in $ millions)	65	—	—	65
Fair value (in $ millions)	(3)	—	—	(3)

Palladium Fixed Price Swaps (troy ounces)	—	9,390	—	9,390
Average price ($ per troy ounce)	—	295	—	295
Contract amount (in $ millions)	—	3	—	3
Fair value (in $ millions)	—	1	—	1

Platinum Fixed Price Swaps (troy ounces)	39,600	30,828	12,000	82,428
Average price ($ per troy ounce)	634	647	651	641
Contract amount (in $ millions)	25	20	8	53
Fair value (in $ millions)	(6)	(4)	(1)	(11)

Gold Fixed Price Swaps (troy ounces)	30,648	29,956	—	60,604
Average price ($ per troy ounce)	387	390	—	388
Contract amount (in $ millions)	12	12	—	24
Fair value (in $ millions)	(1)	(1)	—	(2)

Platinum range forward options (troy ounces)	30,774	19,540	10,003	60,317
Average (minimum-maximum) ($ per troy ounce)	618-753	678-812	651-785	643-777
Contract amount (in $ millions)	19-23	13-16	7-8	39-47
Fair value (in $ millions)	(2)	(1)	—	(3)

Gold range forward options (troy ounces)	15,324	—	—	15,324
Average (minimum-maximum) ($ per troy ounce)	345-415	—	—	345-415
Contract amount (in $ millions)	5-6	—	—	5-6
Fair value (in $ millions)	—	—	—	—

Fuel Oil Swaps (tonnes)	80,000	40,000	—	120,000
Average Price ($ per tonne)	132	136	—	134
Contract amount (in $ millions)	11	5	—	16
Fair value (in $ millions)	3	1	—	4

As at December 31, 2003	2004	2005	2006	Total

Currencies
Cdn.$ forward contracts (millions)	85	—	—	85
Average price (U.S.$)	0.717	—	—	0.717
Contract amount (in $ millions)	61	—	—	61
Fair value (in $ millions)	4	—	—	4

Aus.$ (millions)	66	—	—	66
Average price (U.S.$)	0.525	—	—	0.525
Contract amount (in $ millions)	35	—	—	35
Fair value (in $ millions)	22	—	—	22

Euro (millions)	40	—	—	40
Average price (U.S.$)	0.873	—	—	0.873
Contract amount (in $ millions)	35	—	—	35
Fair value (in $ millions)	21	—	—	21

Interest Rate Swaps (notional principal amount in $ millions)
(maturity 2012)	—	—	—	400
(maturity 2015)	—	—	—	300
Fair value (in $ millions)	—	—	—	2

[1]	LME nickel purchase contracts were substantially offset by fixed price customer contracts with identical terms to more fully expose us to nickel price risk .

[2]	LME nickel sell contracts were entered into to minimize the nickel price risk associated with purchased nickel inventories.

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

Other Off-Balance Sheet Arrangements

     During 2003, we had discussions with representatives of the Province of Manitoba regarding what amount of financial assurance covering future closure or similar requirements might be required for our Manitoba operations under then recently enacted provincial regulations. Based upon those discussions, financial assurance in the form of a letter of credit of approximately $0.4 million covering certain long-term costs of maintaining certain of the Manitoba operations was provided by us. The Province of Manitoba established certain guidelines relating to what, if any, further financial assurance might be required for these operations. While we currently cannot predict what, if any, additional amount of financial assurance will be required by this province, we do not believe that it will have a material effect on our results of operations, financial condition or liquidity.

          As discussed under “Risks and Uncertainties – Environmental Risks” below, as of December 31, 2004 we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs covering three mines in our Ontario operations. We have also provided a letter of credit in the amount of approximately $7 million covering certain remediation costs if we abandoned the construction of certain infrastructure at Voisey’s Bay.

     The off-balance sheet arrangements we currently have in place involve accounts receivable securitized financing arrangements in the United States and Japan with unrelated entities under which up to approximately $142 million in eligible receivables may be sold by us to these entities at any time. Under these accounts receivable financing arrangements, a significant deterioration in our credit rating and/or accounts receivable being sold could give the purchaser of such receivables the right not to renew the arrangements. We have accounted for these securitizations as asset sales since their inception but have recorded where relevant any loss retention reserves with respect to the sale. As at December 31, 2004, the aggregate amount of receivables sold was $45 million. We do not currently believe that our liquidity would be substantially reduced if these arrangements were not available to us.

     There are no significant long-term contractual arrangements with any related parties that create or result in any obligations that are not on an arm’s length, negotiated basis.

Risks and Uncertainties

     The following risks and uncertainties, among others, should be considered in evaluating our outlook and future prospects.

Market Risk

     We define market risk as being the risk of potential economic loss arising from adverse changes in market rates and prices. Given the nature of our business and operations, the areas of highest market risk or exposure for us are nickel prices and, to a lesser extent, our prices of other metals and commodities that we produce or purchase (representing what we refer to as our metals and commodities risk), foreign currency exchange rates (representing what we refer to as our foreign exchange risk) and interest rates (representing what we refer to as our interest rate risk), all of which are as discussed below. In the case of our metals and commodities risk, we sell our products at prices based on world market prices and purchase fuel oil and other supplies at market prices since these supplies are essentially commodities which can be purchased from a large number of available sources. In addition to the two Australian suppliers of intermediate products to our Canadian operations referred to below, we have a limited number of sole source suppliers of critical materials or services, including electricity in Canada and other locations. While the prices for our primary nickel and other metals produced are based largely on, and sold in, U.S. dollars, we are subject to foreign exchange risk because we incur a substantial portion of our costs and expenses in currencies other than the U.S. dollar, in particular the Canadian dollar. We are exposed to additional foreign exchange risk and are also exposed to interest rate risk because, to the extent that we fund our operations and capital expenditures primarily through long-term and short-term borrowings, these borrowings are primarily in U.S. dollars. Based upon past movements of certain foreign currency exchange rates, as described below, and our current expectations of continued volatility in such exchange rates for 2005, we believe that the potential near-term impact on future earnings and cash flows with respect to a change in foreign currency exchange rates could have a material impact on our financial condition, results of operations and cash flows. Based upon recent past movements in interest rates, as described below, and our current expectations of changes in interest rates in 2005, we currently believe that the potential near-term impact of such changes on future earnings will not have a material impact on our financial condition or results of operations. The metals and commodity risks relating to nickel and, to a lesser extent, other metals produced by us, given the significance of price realizations to us of such metals, are expected to continue to have a material impact on our results of operations, cash flows and financial condition.

     With the increase in nickel prices and price volatility experienced in 2004, the nickel industry has seen some substitution of other less costly metals or materials for nickel in certain applications. Any significant increases in such substitution, particularly if such changes represented a permanent shift away from the use of nickel, would be expected to adversely affect nickel demand and our results of operations, financial condition and cash flow from operations.

     An uncertain global economic environment would be expected to have a significant adverse effect on our business, results of operations, financial condition and cash flows given, as indicated above, the historical correlation between industrial production and demand for primary nickel and the other products we produce. There can be no assurance that oversupply situations that existed in the past in the nickel markets could not reoccur in the future. Any excess supply condition would have an adverse effect on the prices realized by us for our nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries could also adversely affect nickel prices and the prices of other metals produced by us. These factors are beyond our control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by us.

     There can be no assurance that the price for nickel or other metals produced by us will not decline significantly from current levels. A return to nickel price realizations for us reasonably near to the relatively low price of nickel reflected by the LME cash nickel price which prevailed throughout most of 1998 and into the first half of 1999 when the LME cash nickel price reached a low of $3,725 per tonne ($1.69 per pound) in December 1998, as a result of the decrease in nickel demand experienced in 1998 and the expected increase in nickel supply to be brought into the market from three new Australian laterite nickel projects that had been developed, and during a portion of the second half of 2001 when the LME cash nickel price was as low as $4,420 per tonne ($2.00 per pound) in October 2001, would have a material adverse effect on our results of operations, financial condition and cash flows.

     If demand for nickel in Asia, or any other major consuming region, were to decline significantly, such an event would be expected to negatively affect nickel prices and our results of operations, financial condition and our cash flow from operations. If and to the extent that, given the positive correlation that has existed historically between demand for nickel and industrial production, other industrialized regions of the world were to experience slower economic growth or an actual decline in economic growth, such a development would also be expected to affect nickel prices and our results of operations, financial condition, and cash flow from operations. We have experienced periods of low nickel prices due to over-supply conditions and/or declines in nickel demand and, given the historically cyclical nature of nickel supply and demand, we expect that similar periods could reoccur in the future which could result in our experiencing unfavourable results of operations, including net losses and negative cash flows.

     We have engaged in transactions to reduce, to varying degrees, the impact of certain of these market risks to which we are exposed on our earnings and cash flow from operations. We have established policies and procedures governing the use of derivative instruments to address certain market risks. These policies and procedures are intended to reduce some of the uncertainties associated with the market risks specific to our business and operations and reduce the effect of market fluctuations relating to the metals we produce and supplies of products and services we need for our operations on our earnings and cash flows. We only use derivative instruments based on an economic analysis of the underlying exposures, factoring in the anticipated correlations of the underlying exposures, anticipating that adverse effects on future earnings and cash flows due to fluctuations in metals and commodities prices, foreign currency exchange rates and interest rates will be offset by proceeds from, and changes in the fair value of, the derivative instruments. We do not, however, hedge our exposure to all market risks and do not hedge our exposure to any market risk in a manner that completely eliminates the effects of changing market conditions on earnings or cash flows.

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

     Under our risk management policies, hedging activities are restricted by maximum limits which are specifically approved by our Board of Directors. The maximum limits are usually tied to a maximum percentage of forecast annual production volume (or annual requirements, in the case of supplies or currencies, as the case may be) for current and future years, up to five years. Maximum limits are, subject to changes in, or stand-alone authorizations which Inco’s Board of Directors may approve from time to time, currently as follows: for nickel (year 1: 35 per cent of forecast annual production, year 2: 25 per cent, year 3: 10 per cent); copper, platinum, palladium and gold (years 1 and 2: 75 per cent of forecast annual production, years 3 to 5: 50 per cent); certain supplies to our operations (such as oil, natural gas and electricity) (year 1: 75 per cent of forecast annual requirements, year 2: 50 per cent, years 3 to 5: 25 per cent); and foreign currency (year 1: 75 per cent of forecast annual requirements, years 2 and 3: 50 per cent, years 4 and 5: 20 per cent). To the extent that we do hedge for certain metals other than nickel and for supplies and foreign currencies, we have historically hedged at levels below these limitations absent specific circumstances where we believe that hedging up to or close to such limits would be appropriate. In the case of metals, other than nickel, produced by us, we have from time to time entered into derivative instruments to fix minimum realized prices and, in the case of nickel, as discussed below, we have entered into formal sales or purchase contracts to hedge certain sales to our customers or purchases by us from suppliers of intermediate products.

     In addition, pursuant to our annual financing plan approved each year by our Board of Directors, as well as specific debt financings authorized by our Board of Directors from time to time, interest rate swaps may be authorized to effectively convert the interest rate applicable to all or part of a debt financing from a fixed to a floating rate or vice versa at rates covered by such approvals or authorizations, including interest rate swaps entered into on a short-term basis in anticipation of the completion of a specific financing.

     In addition to a quarterly review by our internal risk management committee of all hedging activities and hedge positions, for each quarter all hedging activities and hedge positions are reviewed with and reported to our Audit Committee. Our internal audit group is also responsible for examining internal controls, trade execution and monitoring, reporting and compliance with the risk management policy annually.

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

     The price of nickel, our principal product, continues to represent the major factor influencing our results of operations, financial condition and cash flow from operations. The selling prices for our primary nickel products are generally based on the LME cash nickel price. However, certain of our products are customarily sold at a premium over the LME cash price, particularly special products such as nickel powders and foams. The markets for our products have been, and are expected to continue to be, cyclical in nature and prices have been, and are expected to continue to be, volatile. However, because we are one of the largest producers and marketers of primary nickel in the world, we have chosen, subject to certain limited exceptions as discussed below, not to hedge or otherwise attempt to mitigate to any significant degree the risk of fluctuations in the price of nickel. We review this policy from time to time and may choose to increase the currently limited use of derivative instruments to reduce such risks in the future. In the case of other metals produced by us, we have from time to time entered into derivative instruments to fix minimum realized prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products. In respect of these types of hedges, at December 31, 2004 we had outstanding LME forward contracts to purchase 6,426 tonnes of nickel during the 2005 to 2007 period at an average price of $11,824 per tonne ($5.36 per pound) and LME forward contracts to sell 1,464 tonnes of nickel during 2005 at an average price of $14,543 per tonne ($6.60 per pound).

     Depending on market conditions, we enter into precious metals hedging contracts with various financial counterparties. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals. At December 31, 2004, we had outstanding swap contracts to exchange payments on 9,390 troy ounces of palladium during 2005. Under the swap contracts, we receive a fixed price of $295 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2004, we had outstanding swap contracts to exchange payments on 42,828 troy ounces of platinum in the aggregate during 2005 and 2006. Under these swap contracts, we receive fixed prices for platinum at an average price of $648 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2004, we had outstanding swap contracts to exchange payments on 29,956 troy ounces of gold in the aggregate during 2005. Under these swap contracts, we receive fixed prices at an average price of $390 per troy ounce and pay a floating price based on monthly average spot prices.

     At December 31, 2004, we had outstanding put option contracts, giving us the right but not the obligation to sell 114,000 troy ounces of platinum at an average price of $701 per troy ounce at various dates over the 2005 to 2008 period, and sold call option contracts, giving the buyer the right but not the obligation, to purchase 114,000 troy ounces of platinum at an average price of $816 per troy ounce during the same time period.

     We use fuel oil swap contracts to reduce the effect of fuel oil price changes in respect of a portion of our energy requirements at PT Inco. Under these contracts, we receive or make payments based on the difference between a fixed and a floating price for fuel oil. At December 31, 2004, we had entered into swap contracts with financial institutions to exchange payments on 83,650 tonnes of fuel oil in aggregate during 2005. Under the swap contracts, we pay fixed prices averaging $165 per tonne for fuel oil and receive a floating price based on monthly average spot price quotations.

     Reference is made to “Derivative Instrument Positions” under “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” above and note 21 to our 2004 consolidated financial statements for information concerning our derivative instruments, including how the fair value of such instruments has been determined.

     Once our development projects begin commercial production, we will become a significant producer of cobalt. When that occurs, we could be affected by the highly competitive market for cobalt that currently exists and is expected to continue to exist. Cobalt sold to customers is currently sold either on a fixed price basis using annual contracts for customers in certain industries or on the basis of prices as quoted in the Metals Bulletin and Platts, which are recognized metals industry publications that publish cobalt and other metal prices. Such published prices are generally accepted as representing the benchmark or market price indicator for cobalt. Cobalt, like nickel and copper, has historically been subject to significant price volatility and we currently expect that such volatility will continue. The financial analyses undertaken by us during 2004 in support of the substantial investment to be made with respect to our Goro development project has been based upon a long term price of cobalt of $19.85 per kilogram ($9.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by our Voisey’s Bay and/or Goro projects, were to be below the long-term prices assumed by us, the expected financial returns from, and expected cash and other costs for, these projects would be adversely affected.

     At December 31, 2004, none of our currently planned nickel or copper production is covered by, or subject to, derivative contracts. At December 31, 2004, we had entered into derivative contracts to hedge a portion of our planned precious metals production over varying periods up to four years. Outstanding derivative contracts for platinum cover 41 per cent, 21 per cent, 15 per cent and 21 per cent of planned platinum production in 2005, 2006, 2007 and 2008, respectively; for palladium the derivative contracts cover five per cent of planned palladium production in 2005 and for gold the derivative contracts cover 46 per cent of planned gold production in 2005. We currently expect to produce precious metals from our estimated proven and probable ore/mineral reserves at our Ontario operations for a period in excess of twenty years, a period that extends well beyond the maturity of our current derivative contracts covering precious metals. We have in early 2005 entered into certain derivative contracts relating to our planned copper production. Reference is made to “Derivative Instruments” under “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” above.

     Foreign Exchange Risk

     By virtue of our international operations, we incur costs and expenses in a number of foreign currencies other than the U.S. dollar. The exchange rates covering such currencies have varied substantially in the last three years. A substantial portion of our revenue is received in U.S. dollars since the price of nickel and other metals we produce are generally referenced in U.S. dollars, while a significant portion of our costs and expenses are incurred in Canadian dollars. Fluctuations in exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and certain other currencies give rise to foreign currency exposure, either favourable or unfavourable, which have materially affected and are expected to continue to affect our results of operations and financial condition.

     Our primary foreign exchange risk is to changes in the value of the Canadian dollar relative to the U.S. dollar. We reduce, from time to time, the impact of this risk by entering into forward currency contracts and foreign currency options. However, these activities do not eliminate the potentially significant adverse effect that exchange rate fluctuations could have on our results of operations or financial condition. At the end of 2004, these contracts took the form of forward contracts, which establish a fixed exchange rate for the future purchases of the Canadian dollar and certain other currencies, principally the Australian dollar and Pound sterling. The purpose of these forward currency contracts is to eliminate the risk of foreign exchange movements on (i) a portion of future Canadian dollar capital expenditures relating to our capital projects in Canada, primarily the Voisey’s Bay project and (ii) a portion of the future Australian dollar and Pound sterling denominated construction costs for the planned production facilities for the Goro project.

     We are, to a substantially lesser extent, also subject to fluctuations in the value of the Indonesian rupiah relative to the U.S. dollar as a result of our operations in Indonesia. This impact is reduced by the fact that a significant portion of PT Inco’s costs and revenues are effectively denominated in U.S. dollars. Because of the limited nature of this exposure, we do not customarily hedge the value of the rupiah against the U.S. dollar and no such financial instruments were in effect at December 31, 2004.

     At December 31, 2004, we had outstanding forward currency contracts to purchase Aus.$300 million at average exchange rates of $0.675, $0.668 and $0.712, respectively, during 2005, 2006 and 2007. We also had outstanding forward currency contracts to purchase Pound sterling 14 million at average exchange rates of $1.749 and $1.743, respectively, during 2005 and 2006. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs for the planned production facilities for the Goro project. Total gains in the amount of $10 million were recorded in 2004 as Other Income relating to contracts that were either ineffective or for which we did not apply hedge accounting. We also recorded a gain of $9 million in Goro project suspension costs in respect of Euro denominated foreign currency contracts which ceased to be effective as a result of the suspension of the Goro project.

     At December 31, 2004, we had outstanding forward currency contracts to purchase Cdn.$230 million at an average exchange rate of $0.749 during 2005. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs of the planned facilities for the initial phase of the Voisey’s Bay project. We also had outstanding at December 31, 2004 forward currency contracts to purchase Cdn.$79 million at an average exchange rate of $0.840 during 2005 and 2006. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of our future construction costs of a capital asset at our Ontario operations. In addition, at December 31, 2004 we had outstanding forward currency contracts to purchase Cdn.$170 million at an average exchange rate of $0.808 during 2005. The purpose of these contracts is to offset the foreign exchange risk associated with a portion of our Canadian dollar denominated tax liabilities which are due in the first quarter of 2005 in respect of the 2004 calendar year.

     We have experienced periods where the U.S. dollar has been relatively strong in relation to the Canadian dollar (for example, in 1999) and, more recently, when the U.S. dollar has been relatively weak in relation to the Canadian dollar (for example, in 2003 and 2004). Historically, the positive correlation between the Canadian dollar and metal prices has resulted in higher profit margins for us during periods when the Canadian dollar has been relatively strong against the U.S. dollar. Accordingly, while a stronger Canadian dollar has historically led to higher cash operating costs for us in U.S. dollar terms, the historical accompanying increase in metal prices has resulted in higher profit margins. Conversely, historically when the Canadian dollar has weakened relative to the U.S. dollar we have experienced lower cash operating costs in U.S. dollar terms and the historical accompanying decrease in metal prices has resulted in lower profit margins for us. Due to this correlation and the historical responsiveness of nickel prices to cyclical supply-demand factors, we do not currently anticipate that the impact of fluctuations in the Canadian dollar over the relevant period for which we use the average exchange rates in estimating our ore/mineral reserves will affect the quantities of our estimated proven and probable ore/mineral reserves given the relative importance of factors, including the mineralization, other than metals prices and exchange rates on the estimation of our ore/mineral reserves. However, there can be no assurance that the historical correlation between the change in the value of the Canadian dollar relative to the U.S. dollar and metal prices will continue and if it fails to do so our estimates of proven and probable ore/mineral reserves could be adversely affected by a significant strengthening of the Canadian dollar compared with the U.S. dollar. To the extent that we would use other expected metal prices and exchange rates for our estimated proven and probable ore/mineral reserves, these estimates could change significantly.

     While the U.S. dollar is the functional currency in our Canadian operations, we are required, for income tax purposes, to report income subject to Canadian tax in Canadian dollars. We have a number of long-term debt obligations denominated in currencies other than Canadian dollars. Fluctuations in the value of the relevant foreign currencies in relation to the Canadian dollar can give rise to capital and/or income gains or losses for Canadian income tax purposes on the repayment of any such foreign currency-denominated long-term debt obligations. Since the U.S. dollar is both our functional and reporting currency, no gains or losses on the settlement or marking to market of U.S. dollar-based obligations (representing the primary dollar denomination of our long-term debt obligations) is reported in computing income reported in our 2004 consolidated financial statements. For reporting purposes, we reflect the Canadian taxes potentially payable on the settlement of our non-Canadian dollar-denominated debt in computing our long-term deferred tax assets and liabilities for unrealized gains and losses and as a current tax expense for realized gains and losses. No taxable event in respect of the debt occurs until the debt is settled by payment or other form of discharge for Canadian tax purposes.

     Should a fluctuation in the value between the Canadian dollar and the relevant foreign currencies result in us being subject to reporting a capital and/or income gain for Canadian income tax purposes when a debt were repaid, we would report as either a current tax expense in respect of realized gains, or a deferred tax expense in respect of unrealized gains, for the Canadian income taxes payable, in respect of such a gain. This increase in our tax provision may distort our effective tax rate, since no such foreign currency gain would be reported in our consolidated financial statements.

     Interest Rate Risk

     Our exposure to changes in interest rates results from investing and borrowing activities undertaken to manage our liquidity and capital requirements. We generally have used fixed-rate debt to finance long-term investments, while variable-rate debt has been used to meet working capital requirements and related requirements on a more near-term basis. At December 31, 2004, taking into account our interest rate swaps discussed below, approximately 51 per cent of our total debt, or $846 million, was subject to variable interest rates. Based upon the level of floating or variable-rate debt at December 31, 2004, the impact of a 10 per cent change in underlying interest rates, or 26 basis points, would change interest expense by about $2 million over a full year. As noted under “Cash Flows, Liquidity and Capital Resources — 2004 Compared with 2003” above, we could be required to raise additional debt in the future to meet our capital expenditures and other requirements, and we could experience higher interest costs as a result of a downgrade in our credit ratings and, accordingly, in such cases our results of operations and cash flow from operations could be materially adversely affected by changes in interest rates in the future despite any interest rate swaps we might then have in effect.

     As at December 31, 2004, we had an outstanding interest rate swap of a notional principal amount of $300 million in respect of our 5.70% Debentures due 2015, whereby we receive a fixed rate of interest of 5.70 per cent and pay a floating rate equal to London interbank offered rates plus 0.57 per cent. We also had an interest rate swap of a notional principal amount of $400 million in respect of our 7.75% Notes due 2012, whereby we receive a fixed rate of interest of 7.75 per cent and pay a floating rate equal to London interbank offered rates plus 3.25 per cent. In 2004, we entered into a new interest rate swap in respect of our $200 million term loan due 2011 whereby we receive a floating rate of interest at certain London interbank offered rates plus 0.875 per cent and pay a fixed rate of 5.098 per cent.

     Counterparty Risk

     Our interest rate swaps, metals and foreign currency risk management activities expose us to the risk of default by the counterparties to such arrangements. Any such default could have a material adverse effect on our results of operations and financial condition. We do not obtain collateral or other security to support derivative instruments subject to credit risk but mitigate this risk by dealing only with counterparties that we believe, based upon an assessment of each such counterparty’s financial history and experience, to be financially sound and, accordingly, we do not anticipate a loss for non-performance by any counterparty with whom we have a commercial relationship.

Environmental Risk

     Environmental legislation and regulations affect nearly all aspects of our operations worldwide. Such legislation and regulations apply to us along with other companies in the mining and metals industry. These types of legislation and regulations require us to obtain operating licences, permits and other approvals and impose standards and controls on activities relating to mining, exploration, development, production, reclamation, closure and the refining, distribution and marketing of nickel and other metal products. Environmental assessments are required before initiating most new projects or undertaking significant changes to existing operations. In addition to current requirements, we expect that additional environmental regulations will likely be implemented to protect the environment and quality of life, given issues of sustainable development and other similar requirements which governmental and supragovernmental organizations and other bodies have been pursuing. Some of the issues currently under review by environmental regulatory agencies include (i) further reductions in, or requiring enhanced stabilization of, various emissions, including sulphur dioxide, metals and greenhouse gas emissions, (ii) additional mine reclamation and restoration, and (iii) more restrictive water, air and soil quality and waste, tailings and other materials treatment and disposal.

     Effective January 1, 2003, we adopted a new accounting standard of the Canadian Institute of Chartered Accountants (CICA) relating to asset retirement obligations. This standard significantly changed the method of accounting for asset retirement obligations as discussed in note 2 to the 2004 consolidated financial statements. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies, which include an evaluation of, among other factors, information available at that time with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for asset retirement obligations represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of cash or other payments from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provisions or charges. Future changes, if any, to the estimated total liability, as a result of changes in requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Although the ultimate amount to be incurred is uncertain, the total present value of the liability for asset retirement obligations in respect of our worldwide operations to be incurred primarily after cessation of operations was estimated to be $174 million (including a current portion of such total obligation of $3 million) at December 31, 2004 based upon certain discount rates and timing with respect to when these costs would be expected to be incurred.

     Changes made in 2000 to mining regulations in the Province of Ontario require us to provide letters of credit or other forms of financial assurance intended to secure our ability to meet future reclamation and restoration costs, which are not expected to be incurred for many years, if we were to no longer meet certain minimum investment grade credit ratings for our outstanding publicly traded debt securities. Although our debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If we are not able to maintain the minimum investment grade credit ratings, it is currently estimated that letters of credit or other forms of financial assurance associated with the currently estimated costs of the eventual future closure of our mines and other facilities in Ontario would have to cover approximately $762 million in such closure costs on an undiscounted basis. Due to the closure of three mines in Ontario, in 2002 we were required under such mining regulations to provide letters of credit in the amount of $22 million at that time to secure these near-term closure costs as discussed below. In addition, we are subject to certain Indonesian regulations which require us to provide security for the reclamation of land areas that have been mined. In the case of our Manitoba operations, in 2003 we submitted closure and reclamation plans for all our operations in that province and in 2004 we provided, as discussed above, financial assurance in the form of a letter of credit in the amount of approximately $0.4 million for certain future reclamation and restoration costs in that province. It is possible that this province may require additional financial assurance with respect to our operations in Manitoba. However, it is not currently expected that these costs for our Indonesian operations and/or such additional financial assurance as might be required to be provided for our Manitoba operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing by us under our bank credit facilities.

     In February 2002, the Ontario government issued a control order (“February 2002 Order”) that requires us to reduce sulphur dioxide emissions by 34 per cent from the current limit of 265,000 tonnes to 175,000 tonnes at our Ontario smelting operations by the end of 2006. We are currently implementing an investment of approximately $90 million in fluid bed roaster off-gas scrubbing technology intended to reduce sulphur dioxide emissions to the new levels mandated by this new control order by the end of 2006. As part of the control order, we will also be required to (i) reduce ground level concentrations of sulphur dioxide, (ii) continue research into the technology and economics of further reductions in sulphur dioxide emissions and (iii) report annually to the Ontario Ministry of the Environment and the public on the progress of this research program. The February 2002 Order calls for a final report on achieving the additional reductions to be submitted by December 31, 2010. We do not currently expect that compliance with the annual sulphur dioxide emission levels from our smelter operations or ground level concentrations levels as set forth in the February 2002 Order will have any significant effect on our costs, operating procedures or annual production of nickel and other primary metals from our Ontario operations. In June 2004, the Ontario Ministry of Environment released a discussion paper on new regulatory proposals for an Industrial Emission Reduction Program (IERP). The IERP would require reductions in sulphur dioxide emissions by 2015 that would equate to a 75 per cent reduction from the existing limit of 265,000 tonnes per year referred to above. In mid-February 2005, a draft regulation covering such proposed reductions was issued. We have responded to these proposed reduction proposals included in the IERP, indicating what our current ability to meet these requirements would be, particularly in view of the current limits of existing sulphur dioxide emission control technologies. We currently believe that the proposed reductions set forth as part of the IERP and the draft regulation will be included in legislation to be drafted in 2005 for comment. If such proposed reductions were to become law, we believe that those reductions would be consistent until 2015 with the requirements of the February 2002 Order and we would, accordingly, be able to meet those proposed reductions through 2015. However, if the reductions proposed by the IERP and the draft regulation for 2015 and beyond were to come into effect, we cannot predict whether, based upon the limits of existing technologies and the costs required to implement changes in our processes or otherwise, we would be able to meet them on a cost effective basis.

     In September 2004, the Canadian federal environmental agency, Environment Canada, published a notice indicating its intention, under the requirements of the Canadian Environmental Protection Act, to control emissions from base metal smelters and refineries using pollution prevention planning and a code of best practices for this sector. The notice also indicated a set of emission targets that each smelter in Canada, including our facilities in Ontario and Manitoba, would be expected to meet. Environment Canada has provided for an eighteen-month period, commencing in September 2004, for companies to indicate whether they could develop a plan to meet their proposed new targets on certain emissions. We are currently assessing the implications of the proposed targets on emission limits developed by Environment Canada on our operations and have been discussing with Environment Canada and other parties how to develop an approach to such proposed limits that will meet the objectives of all parties. While we are not able to determine the effect, if any, that the IERP proposed reductions and these other recent developments and other significant future changes in regulatory emission limits and other environmental laws and regulations that may be enacted in the future may have on our operations, due to the uncertainty surrounding the timing and ultimate form that such changes may take, any such changes could have a material adverse effect on our business, results of operations, financial condition and liquidity.

     As of December 31, 2004, we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either us or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the Ontario Ministry of Northern Development and Mines, the ministry responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year. We have also provided letters of credit or similar forms of financial assurance to secure future closure costs associated with certain other operations or projects in North America and elsewhere which currently have, or are expected to have, fairly extended useful lives. We have also provided a letter of credit in the amount of approximately $7 million covering certain remediation costs if we abandoned the construction of certain infrastructure at Voisey’s Bay.

     Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in the emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the federal government of Canada released an initiative to address certain causes of climate changes. The specific requirement of this initiative is also to limit the discharge of carbon dioxide and other greenhouse gases. Neither the Kyoto Protocol nor this other initiative has as yet established what the specific allocation of reductions among various sources of greenhouse gases would be. In August 2003, the federal government of Canada released certain principles covering the Kyoto Protocol intended to be used to implement the objective of having the oil and gas, thermal energy and mining and manufacturing sectors reduce greenhouse gases by certain specified limits. While during 2004 there was relatively little progress on advancing the implementation of greenhouse gas emission reductions as part of the Kyoto Protocol, the Kyoto Protocol was ratified or confirmed on an international basis in mid-February 2005. While the precise impact of the Kyoto Protocol and its ratification or confirmation on our operations in Canada and the operations of others who provide energy or other products or services to us is uncertain at this time, we anticipate that compliance with these initiatives could have a significant adverse effect on our results of operations and costs.

     In 2002, the Danish Environmental Protection Agency (the “Danish EPA”), as part of the authority granted to it under certain environmental regulations of the European Union Commission intended to control the risk to humans and the environment from certain chemicals and other substances, published draft risk assessment reports, including certain conclusions concerning potential human health hazards associated with nickel metal and certain soluble nickel compounds, including nickel sulphate, nickel chloride and nickel nitrate. Under this European regulatory framework, there are generally four stages associated with the risk assessment process covering substances such as chemicals and other materials: data collection, priority setting, risk assessment and risk reduction. The Danish EPA determined that, based on certain animal studies, soluble nickel is a reproductive toxin and has proposed certain product labelling requirements as a result of this determination. It has also assessed certain other environmental issues. In addition, based upon the draft reports released in 2002 and taking into consideration certain studies, the Danish EPA has proposed that soluble nickel be classified under its hazard classification system as a known human carcinogen. In 2004, European Union member states agreed that soluble nickel compounds should be classified as a category 1 (known human carcinogen) carcinogen and a category 2 (based on animal studies) reproductive toxin. It was also proposed that metallic nickel will be classified as a category 3 (suspected) carcinogen. These revised classifications would mean changes in product labelling, communication to workers and customers and the development of risk management measures for these forms of nickel. The Danish EPA has, however, concluded that there was insufficient information to complete its environmental risk assessment, and in 2004 collaborative studies were undertaken to collect data on the behaviour of nickel in the environment and European background levels and emission sources. It is currently expected that there will be sufficient information to complete the environmental risk assessment in late 2005 or early 2006 while the health risk assessment is currently expected to be finalized in 2005. The next stage in this regulatory process will be the implementation of risk management and risk reduction practices for those nickel substances considered in the risk assessment. In the development of such requirements, the authorities are obligated to take into account technical feasibility and socio-economic considerations. Some of the risk reduction practices that may be considered include modifications to material safety data sheets, the introduction of labelling describing the hazards and more restrictive packaging of soluble nickel compounds, lowering of the European occupational exposure limit for nickel and stricter engineering controls, including total containment of nickel processes. If the requirements currently being considered as part of such risk assessments were to come into effect, it could result in use restrictions and other requirements which could have a material adverse effect on certain nickel producers and end users of the forms of nickel covered by such classifications, and on our business, results of operations, financial condition and liquidity. The revised classification would also mean changes in labelling, communication to workers and customers and the development of risk management measures. Member states of the European Union will have until 2010 to achieve certain target limit values for nickel, after which more stringent binding limit values may be considered. The technical and socio-economic feasibility of meeting such limits are currently being considered by the European Union Commission and those industries that would be affected, including nickel producers.

     Further changes in environmental laws, restrictions on our discharge of greenhouse gases as a result of Canada’s program to comply with the Kyoto Protocol and similar developments that may be imposed, as well as the collection of new information on existing environmental conditions and other events, including legal proceedings brought based upon such conditions or an inability to obtain necessary permits, could require us to make significant other expenditures or could otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.

     The changes outlined above and other changes in environmental legislation could have a material adverse effect on demand for our products, product quality and methods of production and distribution. The complexity and breadth of these issues make it extremely difficult to predict their future impact on us. We currently anticipate capital expenditures and operating expenses will increase in the future as a result of the implementation of existing and new and increasingly stringent environmental regulations. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, liability for clean up costs, damages and the loss of important permits.

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

Other Risks and Uncertainties

     PT Inco

     Our investment in PT Inco at book value as of December 31, 2004 totalled $392 million. In addition, a lender to PT Inco currently has the right, under certain circumstances, to require one of our wholly-owned subsidiaries to purchase approximately $18 million in debt extended to PT Inco by that lender. In 1999, to meet PT Inco’s cash shortfalls attributable principally to the increase in the capital cost of the new hydroelectric facilities which were part of PT Inco’s expansion project, the relatively low nickel prices, and constraints on PT Inco’s production attributable to then reduced hydroelectric power generation caused by below average rainfall, we advanced $88 million to PT Inco. These advances were effectively repaid in 2002. To the extent that PT Inco would experience cash shortfalls in the future, particularly if there were to be a significant decline in primary nickel demand and nickel prices, we may again conclude that it would be necessary to advance cash to PT Inco in order to meet PT Inco’s cash needs.

     For 2005, PT Inco’s production is expected to represent about one-third of our total planned production. The uncertain political situation and security concerns in Indonesia, primarily as a result of the ongoing economic, political and social problems facing that country, could adversely affect PT Inco’s ability to operate. Based upon certain recent regulations and other developments relating to mining activities in areas designated as protected forests under legislation passed in Indonesia in 1999, PT Inco could be restricted from mining in certain areas it is authorized to mine under its Contract of Work with the Indonesian government and such a development could adversely affect PT Inco’s long-term mine plans and overall production levels. While there has been no indication that the Government of the Republic of Indonesia is considering currency controls, nationalization of certain properties or facilities or other similar actions, regional and local governmental authorities have sought to take greater control of the development of their resources and these or other political developments, including, but not limited to, the possibility of disruptions in PT Inco’s operations arising out of the actions of non-governmental organizations or community activist groups, could have a material adverse effect on PT Inco’s, and our overall, nickel production levels, business, results of operations, financial condition and cash flow from operations.

     Risks Associated with, and Importance of, Future Low-Cost Nickel Projects

     As part of our strategy to be the world’s lowest cost and most profitable nickel producer, we have continued our efforts to develop new low-cost sources of nickel. Following the completion of the PT Inco expansion project in late 1999, we have focused, as discussed above, on our Voisey’s Bay nickel-copper-cobalt project and our Goro nickel-cobalt project. A number of risks and uncertainties are associated with the development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financing risks and, in the case of Goro, risks related to the possible future transition to independence of New Caledonia. There have been periodic attempts by certain local groups in the area of the Goro project site to disrupt operations and activities at that site and related areas, including most recently in early 2005. While the local authorities took appropriate action in response to these recent disruptions, we cannot predict whether these local groups will continue to seek to disrupt such operations and activities and what effect, if any, such actions will have on the construction of the Goro project.

     In addition to the risks and uncertainties referred to above, there are certain issues that must be resolved to enable the commercial development of each of these projects to be realized. For the Goro project, we still need to receive all of the necessary construction, environmental and operating permits. In the case of our Voisey’s Bay project, we still need to receive certain approvals or permits before we can begin commercial production. While we currently anticipate that we will be able to obtain all such remaining permits on a timely basis, any failure to obtain, or delay in the issuance of, such permits could adversely affect the start-up of the Voisey’s Bay project and the construction of the Goro project. In addition, we will need to continue to meet the terms and conditions under the definitive agreements covering the development of the Voisey’s Bay project reached in October 2002 between the Government of Newfoundland and Labrador and us, including the completion of construction of a demonstration plant to test hydrometallurgical processing technologies expected to be completed and in operation in late 2005. Depending upon the levels of cash flows we are able to generate, we may also need to secure financing for the completion of the development of the second and third phases of the Voisey’s Bay project and the Goro project on acceptable terms.

     In connection with the significant financing required for completion of the development of the Goro project and the second and third phases of the Voisey’s Bay project, we currently expect that, in order to be able to meet such financing needs, we could be required to borrow additional funds, issue additional equity, and/or enter into strategic or other arrangements. Our current plans contemplate reaching definitive agreements under which Sumitomo Metal Mining Co., Ltd. and Mitsui & Co., Ltd. would acquire up to a 21 per cent interest in Goro Nickel S.A. and assume, subject to certain limitations, the obligation to fund their pro rata share of the capital costs of the Goro project. There can be no assurance that these financing and investment arrangements will be completed or that we will be able to raise additional required funds on acceptable terms when financing is needed for either project. As discussed under “Uncertainty of Production and Capital and Other Cost Estimates” below, while we have certain potential new mine development projects at our existing operations in Canada, as well as additional resources that could be developed in Indonesia in addition to the Voisey’s Bay and Goro projects, if sufficient new low-cost sources of nickel such as our Voisey’s Bay project were not developed by us on a timely basis, we currently believe that our overall nickel production, particularly at our Manitoba operations, could decline beginning as early as 2006, and our nickel unit cost of production could increase significantly with any material decline in mine production from our Ontario and Manitoba operations if such operations were not significantly restructured. These developments could materially adversely affect our business, results of operations, financial condition and liquidity.

     Uncertainty of Production and Capital and Other Cost Estimates

     A decrease in the amount of and a change in the timing of our production outlook for the metals we produce, in particular nickel, will directly impact the amount and timing of our cash flow from operations. A 10 per cent reduction in the amount of consolidated planned production of all metals produced would decrease cash flows estimated for 2005 by approximately $230 million based on metal prices and costs at December 31, 2004. The actual impact of such a decrease on such cash flow from operations would depend on the timing of any changes in production and on actual prices and costs. In the case of our Canadian and United Kingdom operations, the time from initial production to collection of cash from the sale of nickel products produced by these operations is approximately 22 weeks, while the time between production of copper and cash collection from copper sales is about 20 weeks. The production of most of our precious metals requires the transfer of precious metals-containing materials to our Acton refinery in the United Kingdom and the processing time at that facility generally results in cash collection taking about 28 weeks from first production of such materials in our Ontario operations. In the case of PT Inco, the time between nickel-in-matte production, refining of that intermediate product through our Asian refineries and collection of cash from the sale of such refined products is approximately 10 weeks. Any change in the timing of these cash flows that would occur due to production shortfalls or labour disruptions would, in turn, result in delays in receipt of such cash flows and in using such cash to reduce debt levels and may require additional borrowings to fund capital expenditures, including capital for our development projects, in the future. In addition, a number of these and other developments or events, including changes in credit terms, product mix, demand for our products and production disruptions, could make historic trends in our cash flows lose their predictive value.

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

     Goro

     In October 2004, we announced that, having completed and successfully achieved the key objectives of the second, or Phase 2, of the Goro project review, we would proceed with the development of our Goro nickel-cobalt project in New Caledonia. A key objective of Phase 2 of the Goro review was to achieve a reliable and acceptable capital cost estimate for the project. This review, which proceeded in two phases, had begun following the decision made in December 2002 to suspend the project. The final results of the review have included an updated capital cost estimate of $1,878 million for the mine, process plant and related infrastructure, within a minus 5 per cent to plus 15 per cent reliability range. This estimate included $294 million for mine, process plant and related infrastructure capital expenditures that had already been made through September 30, 2004 and which will continue to have use in the reconfigured project scope. This capital cost estimate also included $40 million for assumed escalation in costs during the construction phase of the project, an amount that was not in previous capital cost estimates, and also reflected favourable currency hedging gains realized by Inco of about $31 million which were also not included in previous estimates. The principal reasons for the increase from the $1,850 million capital cost estimate we had announced on May 25, 2004 were for a range of construction materials and labour required for construction and the incorporation of a new tailings storage area as part of the project.

     Phase 2 of the project review also focused on a number of other key objectives, including (1) a viable project implementation schedule and clear project execution plan, (2) a prudent financing plan taking into account our projected cash flow potential to fund our expected share of the capital costs of the project, (3) an experienced and dedicated team for both the construction and operating phases and (4) optimizing the Goro project’s planned process plant design and engineering requirements while also meeting specific objectives on project operability, maintainability, risk mitigation and environmental protection. The final results of Phase 2 of the review met all of these key objectives. Consistent with the preliminary results of Phase 2 of the review announced in May 2004, the project’s process plant footprint area was reduced by approximately 50 per cent from its original plan, reducing the quantities of bulk materials required, enhancing the efficiency of the planned process plant from an operational and maintenance perspective, and reducing any potentially adverse environmental effects.

     In moving forward with Goro, the project is expected to focus initially on engineering work, with mobilization for construction at the Goro site expected to begin the second quarter of 2005. Based upon the final results of Phase 2 of the review, the project construction schedule is currently estimated to be approximately 35 months in length, with initial production estimated to begin in late 2007.

     We currently plan that, as part of the project schedule, the Goro project would reach about 75 per cent of its expected annual capacity of 60,000 tonnes of nickel within 12 months after initial production, and would be at approximately 90 per cent of that expected annual nickel capacity within two years after initial production. As part of the results of the Phase 2 review, the Goro project’s expected cobalt capacity was revised to a current range of 4,300 to 5,000 tonnes per year to take into account the optimized mine plan for the project.

     Operations

     During 2002, as mine production at our Manitoba operations transitioned from the Thompson mine to the lower grade Birchtree Mine, we experienced lower mine production. We continued to experience such lower mine production in 2004 and, as this transition continues to move forward, we currently expect to see a continuing decline in mine production in Manitoba in 2005 and expect to see further declines in future years. We have recently been relying upon, and expect that we will continue to rely at least for 2005, on an increasing basis, upon the availability of purchased nickel intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level. We currently expect that, with the planned availability of Voisey’s Bay intermediate nickel concentrate for processing at our Manitoba operations beginning by late 2005 or early 2006, these operations are expected to produce finished nickel products at or above the 45,000 tonne annual level over at least the 2006 – 2011 period, after which we currently expect to see, absent the availability of other cost-effective sources of intermediate product for processing, a decline in annual production beginning as early as 2012.

     We have relied upon two Australian suppliers of purchased intermediates to maintain production at or near capacity principally at our Manitoba and, to a lesser extent, at our Ontario operations. If these suppliers experienced problems in producing or shipping to Canada their intermediate products, these events would have an adverse effect on our ability to produce and sell the nickel products we plan to produce in 2005 and would adversely affect our results of operations, financial condition, profitability and cash flows. Extended strikes, such as the one we experienced at our Ontario operations in 2003, other labour disruptions and unforeseen events could also adversely affect our production plans and costs and these developments could also adversely affect our results of operations, financial condition and cash flows.

     Voisey’s Bay

     The current capital cost estimate for phase one of the Voisey’s Bay project is $920 million. Given that a significant portion of these costs have been, or will be, incurred in Canadian dollars, we entered, as discussed under “Risks and Uncertainties” above, into Canadian dollar derivative instruments for approximately 66 per cent of the total expected costs in Canadian dollars to be incurred in 2005 for the project’s related assets.

     Construction Risks and Technological Risks

     The mine, processing plant and related infrastructure required for the development of the Voisey’s Bay and Goro projects have not yet been constructed and no commercial mining has commenced. While construction of the initial phase of the Voisey’s Bay project is expected to be completed in the summer of 2005, only certain of the necessary construction and other permits have been obtained in respect of the Goro project. While detailed exploration and related studies with respect to the Goro project have been completed based on (1) significant surface exploratory drilling, (2) extensive investigations of certain of the mineralization delineated to date, (3) construction and mine plans, and (4) production and cost estimates, we are not currently in a position to predict with certainty when all of the required remaining approvals would be in place for us to complete construction of the first phase of the Goro project by late 2007.

     Unforeseen conditions or developments could arise during the construction period for either project which could delay or prevent completion, and/or substantially increase the cost of construction of the necessary facilities and infrastructure to develop either project, in particular the Goro project. Such events may include, without limitation, shortages of equipment, materials or labour, delays in delivery of equipment or materials, labour disruptions, political events, local or political opposition, civil disturbances, litigation, adverse weather conditions, unanticipated increases in costs, natural or man-made disasters, accidents and unforeseen engineering, technical and technological, design, environmental, geological or geotechnical problems. Any delay in construction would delay the production of nickel and other products from the Voisey’s Bay and/or Goro projects, and the expected significant source of revenue for us that production from these projects would represent. Any such delay could also materially adversely impact our business, results of operations, financial condition and liquidity. Our Goro project will involve the application of new processing and other technologies and, depending upon the results of the hydrometallurgical research and development program we are conducting for our Voisey’s Bay project, as described above, that project could also utilize new processing and other technologies to produce one or more refined or finished nickel products. There can be no assurance that these technologies will be successfully developed and applied on a commercial basis or that the costs associated with and/or the timing of their implementation will not have a material adverse effect on the timing of the start-up of commercial production, the capital and/or operating costs for either or both projects and on other factors impacting the profitability of these projects. These events could materially adversely impact our business, results of operations, financial condition and liquidity.

     Governmental Regulations

     In addition to environmental regulations referred to above, the mining and metals industry in Canada operates under federal, provincial and municipal legislation, regulation and intervention by governments in such matters as land tenure, limitations on areas in which mining can be conducted, production rates, income and other taxes and the export of ore and other products, as well as other matters. Our operations in Indonesia, the United Kingdom, New Caledonia and in other countries outside Canada are also subject to various environmental and other applicable laws and regulations and governmental interventions, some of which are similar to those in Canada and all of which are subject to change. The mining and metals industry is also subject to regulation and intervention by governments in such matters as control over the development and abandonment of mine sites (including restrictions on production) and possible expropriation or cancellation of contract and mineral rights. Before proceeding with major projects, including significant changes to existing operations, we must obtain certain regulatory approvals. The regulatory approval process can involve stakeholder consultation, environmental impact assessments and public hearings, among other things. In addition, regulatory approvals may be subject to conditions, including the obligation to post security deposits and other financial commitments. Failure to obtain regulatory approvals, or failure to obtain them on a timely basis, could result in delays and abandonment or restructuring of projects and increased costs, all of which could negatively affect our profitability and cash flows. In addition, such regulations may be changed from time to time in response to economic or political conditions, and the implementation of new regulations or the modification of existing regulations affecting the mining and metals industry could increase our costs and have a material adverse impact on our business, results of operations, financial condition and liquidity.

     There can be no assurance that we will be in compliance with all applicable laws or regulations at all times or that steps to bring us into compliance would not materially adversely impact our business, results of operations, liquidity or financial condition. Reference is made to “Risks and Uncertainties — Environmental Risks” above.

     Capital Requirements and Operating Risks

     As discussed under “Cash Flows, Liquidity and Capital Resources” and “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” above, each of our two current principal primary metals business units, the Canadian and United Kingdom operations and PT Inco, has required, and is expected to continue to require, certain levels of investment to sustain their current levels of production. For 2005, as discussed under “Outlook — 2005 Planned Capital Expenditures” below, we currently forecast capital expenditures totalling approximately $1,450 million, covering sustaining capital expenditures for our current primary metals business units as well as planned expenditures for our Goro and Voisey’s Bay projects and other development projects. This total amount assumes a level of capital expenditures, including capitalized interest, in 2005 for our Goro project of $560 million and $410 million for our Voisey’s Bay project. To meet such capital expenditures requirements for 2005 and at least for 2006 in the case of the Goro project and for our PT Inco program to increase its production as discussed above given the current projected total capital expenditures for these development projects and programs, we must generate sufficient internal cash flows and/or be able to utilize available financing sources.

     If we do not realize satisfactory prices for the nickel and other metals that we produce, we could be required to raise very significant additional capital through the capital markets and/or incur significant borrowings to meet our capital requirements. These financing requirements could adversely affect our credit ratings and our ability to access the capital markets in the future to meet any external financing requirements we might have.

     If there are significant delays in when these projects are completed and are producing on a commercial and consistent scale, and/or their capital costs were to be significantly higher than estimated, these events could have a significant adverse effect on our results of operation, cash flow from operations and financial condition.

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

     The wholesale electricity markets in Ontario were deregulated for a portion of 2002 and as a result we have experienced fluctuations in some of our electricity costs at the Ontario operations. The Ontario government announced new electricity rates for industrial users in February 2005. These new rates are between 8 to 12 per cent higher than rates that prevailed in 2004 and are effective as of April 1, 2005. Depending upon future changes in the regulatory environment for electricity markets, we could experience future fluctuations in such costs. We have from time to time experienced adverse production and production cost trends at our operations in Canada and elsewhere and could experience similar adverse trends in the future.

     Labour Relations

     New collective agreements with unionized hourly production and maintenance workers at our Ontario operations were entered into on August 29, 2003 and will expire on May 31, 2006. These agreements were reached following a three-month strike that had a material adverse effect on our 2003 production of nickel, copper and certain other metals and our results of operations, financial condition, profitability and cash flow from operations for 2003. A three-year collective agreement with our unionized office, clerical and technical employees at our Ontario operations was negotiated in the first quarter of 2004 and remains in effect until March 31, 2007. On September 15, 2002, a new three-year collective agreement with our unionized workers at our Manitoba operations was successfully negotiated. That agreement expires in September 2005. We cannot predict at this time whether we will be able to enter into a new collective agreement without a labour disruption when the current agreement expires. Our PT Inco subsidiary entered into a new two-year collective labour agreement with its union in the fourth quarter of 2004 which expires in December 2006. While there were no significant problems in reaching this latest agreement with PT Inco’s labour force, with the increased potential for actions of non-government organizations and other activist groups, the continuing uncertain economic and political situation in Indonesia and the general increase in labour activism in that country, there can be no assurance that such activism will not adversely affect PT Inco’s ability to successfully operate. Any disruption in PT Inco’s operations as a result of labour issues or other issues may adversely affect its operations and could materially adversely impact our business, results of operations, financial condition and liquidity. At Goro, we currently have two unions representing some of our employees. In early September 2002, Goro experienced labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, the decision was made in late September 2002 to curtail certain activities at the project’s site to enable the project company, Goro Nickel S.A., contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. A number of procedures were put in place prior to the start of the Goro project comprehensive review in late 2002 and over the past two years we have been seeking to complete the implementation of these and other procedures as part of the negotiation of labour, site or other accords to help minimize any such disruptions in the future. Through an employer’s association, of which we are the controlling member, we negotiated a collective agreement effective September 2002 covering the construction of the first phase of the Voisey’s Bay project.

     There can be no assurance that we will be able to maintain positive relationships with our employees at our operations in Canada, Indonesia and elsewhere or that new collective agreements will be entered into without work interruptions as in the case of the three-month strike at our Ontario operations in 2003. We could also be adversely affected by labour disruptions involving third parties who may provide us with goods or services at our operations in Canada and elsewhere. For example, as discussed above, our Goro project experienced labour disruptions by certain employees of the project’s construction subcontractors. Strikes and other labour disruptions at any of our operations and lengthy work interruptions at our Goro and/or Voisey’s Bay projects could materially adversely affect the timing of completion and the cost of either project, as well as our business, results of operations, financial condition and liquidity.

     Uncertainty of Ore/Mineral Reserve Estimates

     Our reported ore/mineral reserves as of December 31, 2004 are estimated quantities of proven and probable ore that, under present and anticipated conditions, can be legally and economically mined and processed by the extraction of their mineral content. The volume and grade of reserves actually recovered and rates of production from our present ore/mineral reserves may be less than geological measurements of the reserves. Furthermore, market price fluctuations in nickel, other metals and exchange rates, and changes in operating and capital costs may in the future render certain ore/mineral reserves uneconomic to mine and could, accordingly, result in significant reductions in our reported estimates of proven and probable ore/mineral reserves. We determine the amount of our estimated ore/mineral reserves in accordance with the requirements of the applicable securities regulatory authorities and established industry practices. To the extent that we are required by regulatory authorities to change the metal prices, expenditures and other assumptions we use in preparing these estimates, then these estimates could change significantly.

     No assurance can be given that the indicated amount of ore will be recovered or that it will be recovered at the rates anticipated by us. Our ore/mineral reserve estimates are based on limited sampling and, consequently, are uncertain because the samples may not be representative of the entire orebody. As more knowledge and understanding of the orebody is obtained, the reserve estimates may change significantly, either positively or negatively.

Sensitivities

     Our financial results are sensitive to, among other things, changes in prices for nickel and other metals, the Canadian-U.S. dollar exchange rate and interest rates. Our financial results are also affected by changes in the Indonesian rupiah-U.S. dollar exchange rate, but to a lesser extent since PT Inco’s revenues and many of its expenses are denominated in U.S. dollars. We have calculated the impact on our basic net earnings per share of a 10 per cent change in the market risk exposures that we believe have the most significant impact on our net earnings. The following table shows the approximate full-year impact of a 10 per cent change in our principal market risk exposures on our basic net earnings per share based on planned 2005 deliveries of Inco-source metals and after taking into consideration our principal derivative instrument positions as of December 31, 2004. These market risk exposures have been selected as management believes they have had, and are currently expected to continue to have, the most significant impact on our net earnings per share:

		Impact on Basic Net
Sensitivities as of December 31, 2004	10% change	Earnings per Share[1]

Metals
Nickel	$0.68 per pound	$0.80
Copper	0.15 per pound	0.12
Cobalt	1.86 per pound	0.02
Platinum	86 per troy ounce	0.05
Palladium	18 per troy ounce	0.01
Energy
Fuel Oil	2.83 per bbl	0.02
Natural Gas	0.74 per MM BTU	0.01
Currencies
U.S. $1.00 per Cdn$	0.083 cents	1.19
U.S. $1.00 per Indonesian rupiah (per thousand)	0.01 cents	0.01
Share appreciation rights	3.70 per share	0.02

[1]	Canadian GAAP basic net earnings per share. Each sensitivity assumes other factors are held constant.

     As indicated in the table above, the most significant sensitivities in terms of the effect on our basic net earnings per share are nickel prices and the Canadian dollar-U.S. dollar exchange rate.

     Cash expenditures for our development projects will be incurred primarily in Canadian dollars for our Voisey’s Bay project and in Australian dollars and Euros for our Goro project. Although changes in these currencies will affect the ultimate carrying value of the related assets in U.S. dollar terms, they will not have any impact on our earnings until such projects are fully developed and operating. A 10 per cent change in each of the value of the Australian dollar and Euro relative to the U.S. dollar as at December 31, 2004 would change currently planned 2005 capital expenditures for the Goro project by $4 million and $11 million, respectively, after taking into consideration outstanding derivative contracts as at December 31, 2004. A 10 per cent change in the value of the Canadian dollar relative to the U.S. dollar at December 31, 2004 would change planned 2005 capital expenditures for the Voisey’s Bay project by $12 million after taking into consideration outstanding derivative instruments as at December 31, 2004. Reference is made to “Foreign Exchange Risk” under “Risks and Uncertainties” above.

     The following represents the sensitivity analysis as of December 31, 2003 prepared using the same methodology as above for comparative purposes:

		Impact on Basic Net
Sensitivities as of December 31, 2003	10% change	Earnings per Share[1]

Metals
Nickel	$0.76 per pound	$0.89
Copper	0.10 per pound	0.09
Cobalt	2.23 per pound	0.03
Platinum	81 per troy ounce	0.03
Palladium	19 per troy ounce	0.01
Energy
Fuel Oil	2.44 per bbl	0.02
Natural Gas	0.68 per MM BTU	0.01
Currencies
U.S. $1.00 per Cdn$	0.077 cents	0.87
U.S. $1.00 per Indonesian rupiah (per thousand)	0.01 cents	0.01
Share appreciation rights	4.00 per share	0.03

[1]	Canadian GAAP basic net earnings per share. Each sensitivity assumes other factors are held constant.

     While the sensitivity analyses presented in the tables above represent our best estimate of the impact of specified assumed changes in the identified market risk scenarios, actual results could differ from those reflected. The sensitivity analyses presented are subject to various limitations and uncertainties which may affect the impact on basic net earnings per share.

     These sensitivity analyses have been prepared based on a change of 10 per cent in the market rates or prices at December 31, 2004 and 2003. The impact on basic net earnings per share has been determined based on discrete changes in the identified risks. If there are changes in two or more of the identified risks, the above impact on basic net earnings per share may not accurately reflect the actual impact on our net earnings per share.

     These sensitivity analyses also include assumptions relating to our current projected operations during 2005 in the case of the sensitivity analyses as of December 31, 2004 and our original plan for 2004 in the case of the sensitivity analysis as of December 31, 2003. As we are affected and influenced by changes in the business and economic environments in which we operate, the changes reflected in the sensitivity analyses above may be different or may prove to be inaccurate, including in relation to their impact on basic net earnings per share. The most significant assumptions which may be affected relate to levels of production, consumption rates, forecasted costs of production, tax rates and deliveries.

     These sensitivity analyses provided are not intended to fully reflect the net market risk exposures since certain exposures would encompass events that are uncertain or could not be foreseen. Some of these events are outlined in our discussion above on “Risks and Uncertainties” affecting our business. For example, with respect to metal prices, extended declines in prices, particularly nickel prices, due to unusual economic developments or other unforeseen events would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, unusual or irrational actions by competitors could, for example, change the nickel market supply-demand relationship and other factors fundamental to our business causing declines in metal prices. In addition, significant and prolonged increases in energy prices and/or the Canadian dollar relative to the U.S. dollar would have a material adverse effect on our costs of production, results of operations and financial condition. There are also a wide range of other uncertainties in the business environment that could result in material limitations with respect to the accuracy of the sensitivity analyses for net market risk exposures, including cost inflation, relations with our employees, avoidance of major accidents at our producing locations, and the average grades of ore mined and the certainty of estimated proven and probable ore/mineral reserves at our operations. Unanticipated changes in environmental laws and regulations could also result in limits on production and/or significantly increased capital spending to meet such changes.

Critical Accounting Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting estimates are those that require us to make assumptions about matters (a) that are highly uncertain at the time the accounting estimate is made, (b) for which we could have reasonably used a different estimate in the current period and/or (c) where changes in the accounting estimate are reasonably likely to occur from period to period and such changes would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. Our estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our ongoing evaluation of these estimates form the basis for making judgments about the carrying value of assets and liabilities and the reported amounts for revenues and expenses. Actual results may differ from these estimates. A summary of our significant accounting policies, including critical accounting policies that require critical accounting estimates, is set forth in note 1 to our 2004 consolidated financial statements. The Company’s critical accounting estimates and underlying judgments, estimates and assumptions have been reviewed with the Audit Committee of the Company’s Board of Directors.

Depreciation and depletion

     Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the declining balance or straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated operating mine life based upon estimated proven and probable ore/mineral reserves unless we believe the asset can be utilized in another facility after the mining operations have ended.

     Depletion of the deferred costs of mine development is calculated on a units-of-production basis over the estimated proven and probable ore/mineral reserves which relate to the particular category of development, either “life of mine plan” or estimated proven and probable ore/mineral reserves for which no further capital expenditures are required. No future development costs are taken into account in calculating the amortization charge.

     Life of mine plan development comprises capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore/mineral reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category include ore haulage shafts, initial decline, ore passes and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are depleted on a units-of-production basis over the total estimated proven and probable ore/mineral reserves in the current mine plan.

     Development costs, which are depleted over estimated proven and probable ore/mineral reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the ore body. These costs are depleted on a units-of-production basis over the estimated proven and probable ore/mineral reserves that can be currently accessed without future capital development costs being incurred.

     The calculation of the units-of-production rate of depletion and, accordingly, the annual depletion charge to operations, could be materially affected to the extent that actual production in the future is different from current forecasts of production based on estimated proven and probable ore/mineral reserves. This would generally be the case where there were significant changes in any of the factors or assumptions used in estimating proven and probable ore/mineral reserves. These factors could include (i) an expansion of estimated proven and probable ore/mineral reserves through exploration activities, (ii) differences between estimated and actual cash costs of mining, due to differences in grade, metal recovery rates and foreign currency exchange rates from those assumed, and (iii) differences between actual commodity prices and the commodity price assumptions used in the estimation of proven and probable ore/mineral reserves. Such changes in estimated ore/mineral reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine. The accounting estimates related to depreciation and depletion are critical accounting estimates and are influenced by our estimates of proven and probable ore/mineral reserves. Historically, the Company has been successful in replacing a portion of the ore/mineral reserves depleted through mining operations. During the past six years, excluding major development projects, on average about 60 per cent of the aggregate ore mined from our sulphide mineral deposits has been replaced through further exploration and development activities. Depreciation and depletion charges are adjusted prospectively based on annual year-end assessments of Company’s proven and probable ore/mineral reserves. If our estimated proven and probable ore/mineral reserves were to be decreased by 10 per cent, there would be an increase of $5 million in our annual depletion expense.

Impairment

     We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected commodity prices (considering current and historical prices, price trends and related factors), production levels, cash costs of production, capital and reclamation costs, all based on detailed life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of nickel or other commodities that will be obtained from proven and probable ore/mineral reserves and all related mineral interests, after taking into account losses during ore processing and treatment. Significant management judgment is involved in estimating these factors, which include inherent risks and uncertainties. The assumptions we use are consistent with our internal planning. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

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

     In 2004, we recorded an impairment loss in respect of our Goro project in the amount of $201 million. This loss was determined based on management’s judgment regarding the net realizable value for supplies and equipment that no longer had any use for the project. A 10 per cent reduction in the assumed net recoverable value for these items would have increased the impairment charge by $2 million.

     There were no impairment losses on long-lived assets recorded in 2003. In 2002, the Company recorded an asset impairment charge of $2,415 million relating to the Voisey’s Bay project and certain other assets as set forth in the table below. At the time these impairment charges were recorded, Canadian GAAP required the impairment loss to be measured as the difference between the net recoverable amount, versus the fair value, as compared to carrying value. For further information, reference is made to note 2(f) to our 2004 consolidated financial statements. Such change was required to be applied prospectively.

2002 Asset Impairment Charge

($ millions)

Voisey’s Bay project	$2,322
Victor Deep project (Ontario)	34
Write-off of accounts and notes receivable	33
Write-down of production assets	17
Other	9

Total	$2,415

     The impairment loss with respect to the Voisey’s Bay project was determined using the following assumptions:

(a)	revenue assumptions for purposes of estimating future cash flows were based on the same commodity prices and exchange rates used to estimate proven and probable ore/mineral reserves at the end of 2001 as follows: nickel $3.20 per pound (LME cash nickel price); copper $1.00 per pound; cobalt $7.00 per pound (reduced from $10.00 per pound used to estimate proven and probable ore/mineral reserves at the end of 2001) and a long-term U.S. dollar/Canadian dollar exchange rate of $1.00 — $1.43;

(b)	the estimated production of nickel and copper concentrates were based on a concentrator operation capable of producing concentrate sufficient to refine on average 110 million pounds of nickel per year. Initial processing of the nickel concentrate has been assumed to be done at our Ontario and Manitoba operations for a period of years while hydrometallurgical processing facilities are developed and built in the Province of Newfoundland and Labrador. Thereafter processing has been assumed to occur at these new hydrometallurgical facilities;

(c)	these production levels were based on initial production from currently established estimated proven and probable ore/mineral reserves followed by production from underground sources where it has been assumed that estimated proven and probable ore/mineral reserves would be established by the start of underground mining anticipated to occur in 2017; estimates of the quantity of ore and grade that may be contained in such underground sources, the cost of mining such ore and the capital cost of mine development are subject to considerable uncertainty; and

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

     The estimated proven and probable ore/mineral reserves for the Voisey’s Bay project were based on a feasibility study prepared in 1996 and have been supported by additional exploration work and evaluations since that time. Subsequent to the impairment evaluation, we completed a bankable feasibility study for the initial phase of the Voisey’s Bay project that includes construction of an open pit mine and concentrator, a port and related infrastructure development. Construction of the initial phase of our Voisey’s Bay project is well underway as described above.

Asset Retirement Obligations

     Our mining operations involve activities that have a significant effect on the area surrounding such operations. We estimated our ultimate reclamation and closure costs on an undiscounted basis would total $1,050 million. Effective January 1, 2003, we adopted CICA 3110, Accounting for Asset Retirement Obligations. CICA 3110 requires that we record the fair value of our estimated asset retirement obligations when a legal obligation is incurred. These liabilities are accreted to full value over time through charges to income.

     The accounting estimates related to reclamation and closure costs are critical accounting estimates because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a relatively long period; (ii) reclamation and closure laws and regulations could change in the future or circumstances affecting our operations could change, either of which could result in significant changes to our current plans and future costs; (iii) calculating the fair value of our asset retirement obligations requires management to make long-term assumptions about inflation rates, to determine our long-term credit-adjusted, risk-free interest rates and to determine market risk premiums that are appropriate for our operations over long periods of time; and (iv) given the magnitude of our estimated reclamation and closure costs, changes in any or all of these estimates could have a material impact on our results of operations and/or our financial condition.

     To calculate the fair value of these obligations, we discounted the projected cash flows at our estimated credit-adjusted, risk-free interest rates which ranged from two per cent to eight per cent for the corresponding time periods over which these costs would be incurred. The inflation rates and discount rates we used to calculate the fair value of our asset retirement obligations are critical factors in the calculation of future value and discounted present value costs. We estimated the cash flows for asset retirement obligations assuming a single set of assumptions. In general, given the nature of our business and specificity of our assets, there are very restrictive ways in which to retire our assets and conform to the applicable environmental regulations, including closure and related requirements. Therefore, in such instances, a range of likely outcomes was not used because multiple approaches to retire our assets were not appropriate. We applied a market risk premium to the total obligations to reflect what a third party might demand to assume our asset retirement obligations. The market risk premium was based on market-based estimates of rates that a third party would have to pay to ensure its exposure to possible future increases in the value of these obligations. The extent and timing of expenditures on closure and reclamation activities are critical estimates for the determination of our asset retirement obligations and the related annual charges to earnings. These are also influenced by our estimates of our proven and probable ore/mineral reserves. As the closure period for a substantial portion of our mines is not for a number of years, we have no historical experience which would indicate that our current asset retirement obligations are either understated or overstated. We continue to believe that our current closure cost estimates represent our best estimates. In 2004, we did update our closure plan for PT Inco. The update of this closure plan resulted in an increase of our asset retirement obligation of approximately $13 million. Since our PT Inco operations are not scheduled to close for many years, there was no significant impact of this increase on our results of operations. If we were to advance the date of retirement of our assets by 10 per cent from our current estimate, the impact would be an increase in our asset retirement obligations of $50 million and the annual charge to earnings would have increased by $1 million per year. If our estimates of the cost of closure and reclamation activities were to change by 10 per cent, our ultimate reclamation and closure costs would change by $105 million.

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

Future Employee Benefits and Costs

     Pension expense is determined separately for each of our pension plans and other post-retirement arrangements based on the principles outlined in both Canadian and United States accounting standards. Assets are valued using a market-related value, determined based on the current market value and the market values in the previous four years (that is, with an averaging of experience gains and losses over the five year period). The expected return on assets assumption is based on current bond yields, an expected equity risk premium and an allowance for expected value added as a result of active management, where applicable. As discussed further in note 12 to our 2004 consolidated financial statements, we determine our return on plan assets using a formula approach. Each year we update our return on plan assets for the most recent historical benchmarks. Application of the respective historical benchmarks to our formula resulted in a decrease in the assumed rate of return on assets from 8.5 per cent in 2003 to 8 per cent in 2004 and to 7.75 per cent for 2005.

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

     The expense for other post-retirement benefits or non-pension benefits is based on a similar methodology and similar determination of the liability value. The discount rate used is the same as that determined for the pension obligations. The inflation rate assumed for medical costs is based on our history of healthcare spending. The assumption for the ultimate health care trend rates relates to the overall economic trends. With this reasoning, the ultimate trend rate is comprised of the assumed inflation rate, real gross domestic product growth of 1.5 per cent to 2.0 per cent and health care expenditure growth rate at a slightly higher rate over the long term.

     We currently estimate that a 0.5 per cent increase or decrease in the return on assets assumption would result in a corresponding $12 million decrease or increase, in annual pension expense. Changes to the return on assets assumption would have no significant effect on required funding requirements, as our required contributions are primarily determined based on the applicable Canadian regulatory solvency funding requirements (that is, the windup valuation). Under this valuation methodology, liabilities for solvency valuation are based on market bond yields and the excess of liabilities over assets must be amortized over a five-year period. We estimate that a 0.5 per cent increase or decrease in the discount rate assumption would result in a corresponding $10 million decrease or increase in annual pension expense. Since we are currently contributing more than the minimum requirements under applicable pension standards legislation and we currently plan to continue to do so over at least the next few years, long-term bond yields would need to decline by more than one per cent from current levels to require any increase in contributions.

Income and mining taxes

     Significant judgment, estimates and assumptions are required in determining the Company’s consolidated tax provision. In addition, in evaluating the ability of the Company to realize the deferred tax assets, significant judgment, estimates and assumptions are required in establishing deferred income tax asset valuation allowances.

     The provision or relief for income and mining taxes is calculated based on the expected tax treatment of transactions recorded in our 2004 consolidated financial statements. The objectives of accounting for income and mining taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our 2004 consolidated financial statements or tax returns. In determining both the current and future components of income and mining taxes, we interpret tax legislation in a variety of jurisdictions, recognize liabilities for anticipated tax audit issues based on estimates of whether additional taxes would be payable as well as make assumptions about the expected timing of the reversal of future tax assets and liabilities. If our interpretations differ from those of tax authorities or if the timing of reversals is not as anticipated, the provision or relief for income and mining taxes could increase or decrease in future periods.

     In estimating deferred income and mining tax assets, a valuation allowance is determined to reduce the future income tax assets to the amount that is more likely than not to be realized. This valuation allowance for 2004 amounted to $29 million, representing (i) $6 million in respect of non-capital losses available to Goro Nickel S.A., (ii) $12 million in respect of net capital losses available in the United Kingdom, (iii) $5 million in respect of reduction in the benefits of write-downs of certain investments and (iv) $6 million reduction in the benefit of alternative minimum tax relating to our subsidiaries in the United States. This valuation allowance for 2003 amounted to $27 million, representing (i) $3 million in respect of non-capital losses available to Goro Nickel S.A., (ii) $12 million in respect of net capital losses available in the United States and United Kingdom, and (iii) $12 million in respect of unrealized capital losses arising from the write-down of certain investments and other assets. In 2002, the valuation allowance was $57 million, representing (i) $2 million in respect of non-capital losses for Goro Nickel S.A., (ii) $20 million in respect of net capital losses in the United States and United Kingdom, (iii) $12 million in respect of unrealized capital losses arising from the write-down of certain investments and other assets, and (iv) $23 million in respect of accrued unrealized foreign exchange losses on foreign currency denominated long-term debt. These valuation allowances have been provided for as it is more likely than not that these non-capital and net capital losses will not be realized for tax purposes in the future. In each year, the amount of the valuation allowance reduces the future income tax assets and effectively increases the amount of the net deferred income tax liabilities and, accordingly, the provision for income and mining taxes on the earnings statement. Additional information regarding our accounting for income and mining taxes is contained in note 7 to our 2004 consolidated financial statements.

Accounting Changes

     In 2004, we adopted three new accounting pronouncements for the purposes of our Canadian GAAP reporting. These new pronouncements related to the accounting for variable interest entities, the application of Canadian GAAP and hedging relationships. (As discussed in note 24 to our 2004 consolidated financial statements, we adopted a substantially similar standard with respect to variable interest entities for United States GAAP.) In 2004, we also changed our methodology used to calculate depletion and depreciation expense. A similar change was made for United States GAAP reporting effective January 1, 2003, therefore, the 2004 adoption of this change for Canadian GAAP purposes eliminated a significant GAAP difference between United States and Canadian GAAP. For further information on these accounting changes and the impact on our consolidated financial statements, reference should be made to note 2(a), (b), (c) and (d) to our 2004 consolidated financial statements. Also, for United States reporting purposes, effective December 31, 2004 on a retroactive basis, we adopted EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. For further information on this change, reference should be made to note 24 to our 2004 consolidated financial statements.

     In 2005, we have adopted two new accounting pronouncements for the purposes of Canadian GAAP reporting. Effective January 1, 2005, on a retroactive basis, we have adopted revisions to CICA Section 3500, Earnings Per Share. The revisions relate primarily to (1) the use of year to date weighted average rates when applying the treasury stock method and (2) instruments where, if an instrument can be settled in cash or shares, an entity should assume that the instrument will be settled in shares if share settlement is more dilutive. In 2004 and prior years, we presumed, with respect to our LYON Convertible Notes, cash settlement and, accordingly, this instrument was not considered in the calculation of diluted earnings per share. The impact of adopting these revisions will be a decrease in diluted earnings per share for the year ended December 31, 2004 of 13 cents per share. Also, effective January 1, 2005, on a retroactive basis, we have adopted revisions to CICA Section 3860, Financial Instruments – Disclosure and Presentation. The revisions relate to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument should be bifurcated between debt and equity in accordance with the revised standard. This change will impact the accounting treatment for our LYON Convertible Notes, Convertible Debentures due 2023 and 3 1/2% Subordinated Convertible Debentures due 2052 which are currently treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, it will be necessary to record interest expense in lieu of accretion charges with respect to these convertible debt securities. The impact on our balance sheet as at December 31, 2004 will be an increase in long-term debt of $210 million, an increase in deferred income and mining taxes of $11 million, a decrease in convertible debt classified as equity of $201 million, an increase in deferred charges of $7 million and a reduction in retained earnings of $13 million. In addition, as these revisions will result in the retroactive restatement of our interest expense, there will also be an increase in the amount of interest capitalized to date in respect of our development projects in the amount of $7 million.

     For a complete discussion of current and future accounting changes as they relate to our United States GAAP reporting, reference is made to note 24 to our 2004 consolidated financial statements.

Outlook

     We continue to pursue our goal of being the world’s most profitable nickel producer through our three-part strategy of maintaining low-cost operations focused on high-margin production, pursuing profitable growth and enhancing our strong global marketing position, including the development and sale of value-added products.

     Our two major development projects, Voisey’s Bay and Goro, are currently expected to have a significant effect on our future results of operations, financial condition and cash flow from operations.

Operations

     Our 2005 nickel production is currently expected to be in the range of 222,000 to 227,000 tonnes (490 to 500 million pounds), down from the 236,817 tonnes (522 million pounds) level in 2004. We did not have a scheduled maintenance shutdown at our Ontario operations in 2004, but consistent with our current plan to have such a shutdown at these operations every eighteen months, we are planning a one-month maintenance shutdown in the second quarter of 2005. Such a shutdown would be expected to reduce our annual nickel production by about 15 million pounds, our annual copper production by 25 million pounds and our annual PGMs production by about 35,000 troy ounces from levels at these operations if there were no shutdown. An annual four-week shutdown is also planned at our Manitoba operations in 2005 and will also include a 10-week furnace rebuild. We expect our purchases of nickel intermediates to increase by 13 per cent from 2004 levels to approximately 35,380 tonnes (78 million pounds) in 2005. This external feed source is expected to represent the source of about 16 per cent of planned 2005 finished nickel production, up from 31,300 tonnes (69 million pounds) or 13 per cent in 2004. We continue to use purchased nickel intermediates to increase the processing capacity utilization of our Ontario and Manitoba operations, as discussed under “Risks and Uncertainties — Other Risks and Uncertainties” above, and to maintain finished nickel production at the Manitoba operations at or near its 45,000 tonne annual capacity. While such use is profitable, it does increase our costs, particularly at higher nickel prices since the cost of purchased nickel intermediates is based on prevailing LME cash nickel or other benchmark prices. With the expected significant volume of intermediate nickel product to be produced from Voisey’s Bay in 2006, these concentrates will replace such concentrate and are currently expected to enable our Manitoba operations to maintain or exceed its current annual production capacity of 45,000 metric tonnes over the 2006 – 2011 period. Copper production for 2005 is currently expected to be approximately 113,400 tonnes (250 million pounds) in 2005, down nine per cent from 124,456 tonnes (274 million pounds) in 2004. Total production of PGMs is expected to decrease to 370,000 troy ounces in 2005 from the 2004 level of 422,000 troy ounces.

     As discussed under “Labour Relations” above, the current collective agreement covering our Manitoba unionized workforce expires in September 2005. If a new agreement cannot be successfully negotiated without a labour disruption, such an event could have a material adverse effect on our production for the fourth quarter of 2005 and our results of operations, financial condition and liquidity.

2005 Planned Capital Expenditures

     Our 2005 capital expenditures are currently expected to total $1,450 million before any contributions that may be made by new shareholders in Goro Nickel S.A. and receipt of certain government assistance under programs relating to our development projects.

This estimate includes, as discussed above, approximately $410 million for the Voisey’s Bay project, including capitalized interest and $50 million to be spent at the Ontario and Manitoba operations for facilities to handle Voisey’s Bay concentrate, approximately $560 million, including capitalized interest, for the Goro project, $70 million for the program to increase production at PT Inco, approximately $320 million in sustaining capital expenditures for existing operations and $90 million for environmental measures. Total depreciation, depletion and amortization expenses are currently projected to be $275 million in 2005, including an estimated $29 million in respect of the Voisey’s Bay project given that it is expected to commence operation in the later part of 2005. Depreciation, depletion and amortization expenses for the Voisey’s Bay operations are currently expected to increase from the $29 million level for 2005 to about $270 million for 2006, reflecting depreciation of the facilities and equipment, depletion and amortization of the acquisition cost of the Voisey’s Bay deposits for the full year.

Nickel Market Conditions

     The stainless steel industry, the principal end-use market for nickel, has been making significant investments to increase production capacity to meet continued demand growth. Demand for stainless steel is currently expected to remain strong over at least the next few years based upon the expected strong growth in world demand, in particular continued strong demand growth in China and other parts of Asia. Strong nickel demand, driven by China and such non-stainless steel uses as the aerospace market, coupled with low inventories, tighter scrap conditions and limited production growth, are currently expected to result in relatively high and volatile nickel prices in 2005.

     With most nickel producers having operated at or near capacity in 2004 and taking into account that there currently exists, we believe, no shutdown capacity available to be restarted and with the latest round of expansions to existing production capacity having been completed in 2004, we currently estimate that, as discussed above, there will be an insufficient amount of additional nickel supply prior to at least 2006 to meet the expected growth in underlying nickel demand.

     As discussed under “Labour Relations” above, we cannot predict whether we will be able to enter into a new collective agreement covering our Manitoba operations without a labour disruption when the current agreement expires in September 2005.

     Nickel demand in 2005 is currently anticipated to be relatively strong for several reasons. First, the production of nickel-containing stainless steel in China is expected to continue to increase due to the ramp-up in production of several large stainless production facilities in that country. Nickel demand growth in China is expected to be supported by the absence of large primary nickel and secondary stainless steel scrap inventories, which we believe adversely impacted primary nickel demand growth in China in 2004. For 2005, the currently projected strong nickel demand in China is expected to be complemented by the continued economic strength in other Asia regions as well as in the United States. Second, the recovery of the aerospace industry and strength in the oil and gas market are expected to generate an increase in demand for nickel-based alloys and, in turn, nickel. Third, reported nickel inventories, both producer and LME, are at very low levels relative to prior nickel cycles. We currently estimate that inventory levels at December 31, 2004 represented approximately four weeks of demand, which is considered very low. Fourth, the availability of nickel-containing stainless steel scrap, as an alternative source of nickel for the stainless steel industry, is not expected to keep pace with demand growth in 2005. This expected supply-demand imbalance is due to the strong growth experienced in the usage and liquidation of inventories of such scrap in 2004, which we believe will not be sustainable.

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

     The following table provides for the periods indicated a reconciliation between nickel unit cash cost of sales before and after by-product credits, two key measurements we use to monitor our cost performance, and Canadian GAAP cost of sales:

     Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

($ millions except pound and per pound data)	2004	2003	2002

Cost of sales and other operating expenses, excluding depreciation and depletion	$2,348	$1,735	$1,378
By-product costs	(572)	(383)	(415)
Purchased finished nickel	(234)	(279)	(130)
Delivery expense	(33)	(25)	(24)
Other businesses cost of sales	(38)	(25)	(22)
Strike expense, excluding depreciation	—	(88)	—
Non-cash items[1]	(28)	(24)	(17)
Remediation, demolition and other related expenses	(30)	(55)	(23)
Adjustments associated with affiliate transactions	(54)	(28)	—
Other	(11)	(8)	(7)

Nickel cash cost of sales before by-product credits [2]	1,348	820	740
By-product net sales	(719)	(330)	(476)
By-product costs	572	383	415

Nickel cash cost of sales after by-product credits [2]	$1,201	$873	$679

Inco-source nickel deliveries (millions of pounds)	518	406	468

Nickel unit cash cost of sales before by-product credits per pound	$2.60	$2.02	$1.58

Nickel unit cash cost of sales before by-product credits per tonne	$5,732	$4,453	$3,483

Nickel unit cash cost of sales after by-product credits per pound	$2.32	$2.15	$1.45

Nickel unit cash cost of sales after by-product credits per tonne	$5,115	$4,740	$3,197

[1]	Post-retirement benefits other than pensions.

[2]	Nickel cash cost of sales before and after by-product credits includes costs for our Inco ore source and purchased nickel intermediates.

Other Information

     Reference is made to “Other Information” above for certain information on governmental and other policies and factors affecting our operations and investments by non-Canadians in our securities. Reference is also made to “Quarterly Financial Information” below for our quarterly net sales, net earnings and earnings per share data for 2004 and 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information under “Risks and Uncertainties” and “Sensitivities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report is incorporated herein by reference to such information.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of Inco Limited is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements, for external purposes, in accordance with Canadian generally accepted accounting principles.

As of December 31, 2004, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with Canadian generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors, and provide reasonable assurance regarding the prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Our internal control over financial reporting and management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 have been audited by our auditors, PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

Auditors’ Report

To the Shareholders of Inco Limited

We have audited the accompanying consolidated balance sheets of Inco Limited (the Company) as at December 31, 2004, 2003 and 2002 and the related consolidated statements of earnings, retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. In addition, we have audited Schedule VIII – Valuation Accounts and Reserves under Item 8 of this Report. We have also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management’s assessment thereof included in Management’s Report on Internal Control Over Financial Reporting, appearing above. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in accordance with Canadian generally accepted accounting principles. In addition, in our opinion, Schedule VIII – Valuation Accounts and Reserves presents fairly, in all material respects, the financial information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as at December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSE COOPERS LLP
Chartered Accountants
Toronto, Ontario

February 14, 2005

Consolidated Statement of Earnings

Year ended December 31		2003	2002
(in millions of United States dollars except per share amounts)	2004	(Restated)	(Restated)

Revenues
Net sales (Note 20)	$4,278	$2,474	$2,161
Other income, net (Note 6)	48	104	40

	4,326	2,578	2,201

Costs and operating expenses (income)
Cost of sales and other operating expenses, excluding depreciation and depletion (Note 3)	2,348	1,735	1,378
Depreciation and depletion (Note 3)	248	227	242
Selling, general and administrative	192	169	136
Research and development	29	27	17
Exploration	32	27	24
Currency translation adjustments	85	177	5
Interest expense	24	44	50
Asset impairment charges (Note 4)	201	—	2,415
Goro project suspension costs (Note 5)	(1)	(4)	25

	3,158	2,402	4,292

Earnings (loss) before income and mining taxes and minority interest	1,168	176	(2,091)
Income and mining taxes (Note 7)	430	(37)	(636)

Earnings (loss) before minority interest	738	213	(1,455)
Minority interest	126	60	22

Net earnings (loss)	612	153	(1,477)
Accretion of convertible debt, net of tax (Note 15)	(9)	(7)	(4)
Dividends on preferred shares (Note 16)	—	(6)	(26)
Premium on redemption of preferred shares (Note 16)	—	(15)	—

Net earnings (loss) applicable to common shares	$603	$125	$(1,507)

Net earnings (loss) per common share (Note 8)
Basic	$3.22	$0.68	$(8.24)
Diluted	$2.99	$0.66	$(8.24)

Consolidated Statement of Retained Earnings (Deficit)

Year ended December 31		2003	2002
(in millions of United States dollars)	2004	(Restated)	(Restated)

Retained earnings (deficit) at beginning of year, as previously reported	$(206)	$(335)	$1,194
Change in accounting policies (Note 2)	—	4	(18)

Retained earnings (deficit) at beginning of year, as restated	(206)	(331)	1,176
Net earnings (loss)	612	153	(1,477)
Accretion of convertible debt, net of tax (Note 15)	(9)	(7)	(4)
Dividends on preferred shares (Note 16)	—	(6)	(26)
Premium on redemption of preferred shares (Note 16)	—	(15)	—

Retained earnings (deficit) at end of year	$397	$(206)	$(331)

The Notes to Consolidated Financial Statements below are an integral part of these statements.

Consolidated Balance Sheet

December 31		2003	2002
(in millions of United States dollars)	2004	(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents (Note 23)	$1,076	$418	$1,087
Accounts receivable	601	435	251
Inventories (Note 9)	834	746	576
Other	63	112	73

Total current assets	2,574	1,711	1,987
Property, plant and equipment (Note 10)	7,580	7,033	6,401
Deferred charges and other assets (Notes 12 and 21)	569	319	208

Total assets	$10,723	$9,063	$8,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Notes 11 and 21)	$107	$103	$97
Accounts payable	331	253	338
Accrued payrolls and benefits	208	165	118
Other accrued liabilities	399	332	210
Income and mining taxes payable	279	27	167

Total current liabilities	1,324	880	930
Deferred credits and other liabilities
Long-term debt (Notes 11 and 21)	1,551	1,409	1,546
Deferred income and mining taxes (Note 7)	1,879	1,706	1,350
Post-retirement benefits (Note 12)	671	603	475
Asset retirement obligation (Note 13)	171	141	119
Other deferred credits (Note 14)	58	—	—

Total liabilities	5,654	4,739	4,420

Minority interest	529	442	385

Commitments and contingencies (Note 22)
Shareholders’ equity
Convertible debt (Note 15)	619	606	238

Preferred shares (Note 16)	—	—	472

Common shareholders’ equity
Common shares issued and outstanding 188,133,439 (2003 – 186,915,865, 2002 – 183,238,351) (Notes 18 and 19)	2,891	2,858	2,771
Warrants (Note 17)	62	62	62
Contributed surplus (Note 19)	571	562	559
Retained earnings (deficit)	397	(206)	(331)

	3,921	3,276	3,061

Contingently issuable equity (Notes 16 and 18)	—	—	20

Total shareholders’ equity	4,540	3,882	3,791

Total liabilities and shareholders’ equity	$10,723	$9,063	$8,596

The Notes to Consolidated Financial Statements below are an integral part of these statements.

Consolidated Statement of Cash Flows

Year ended December 31		2003	2002
(in millions of United States dollars)	2004	(Restated)	(Restated)

Operating activities
Earnings (loss) before minority interest	$738	$213	$(1,455)
Charges (credits) not affecting cash
Depreciation and depletion	248	227	242
Deferred income and mining taxes	68	38	(742)
Asset impairment charges (Note 4)	201	—	2,415
Other	102	81	41
Contributions (greater than) less than post-retirement benefits expense	(140)	(23)	5
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(166)	(184)	(8)
Inventories	(88)	(170)	(77)
Accounts payable and accrued liabilities	126	124	98
Income and mining taxes payable	249	(140)	106
Other	55	(35)	(26)

Net cash provided by operating activities	1,393	131	599

Investing activities
Capital expenditures	(876)	(591)	(600)
Other	(5)	26	(9)

Net cash used for investing activities	(881)	(565)	(609)

Financing activities
Long-term borrowings	205	314	884
French government-sponsored Girardin Act financing (Note 14)	41	—	—
Repayments of long-term debt	(100)	(574)	(81)
Convertible debt issued	—	470	—
Preferred shares redeemed	—	(487)	—
Common shares issued	30	60	15
Preferred dividends paid	—	(6)	(26)
Dividends paid to minority interest	(20)	(7)	(1)
Other	(10)	(5)	—

Net cash provided by (used for) financing activities	146	(235)	791

Net increase (decrease) in cash and cash equivalents	658	(669)	781
Cash and cash equivalents at beginning of year	418	1,087	306

Cash and cash equivalents at end of year (Note 23)	$1,076	$418	$1,087

The Notes to Consolidated Financial Statements below are an integral part of these statements.

Notes to Consolidated Financial Statements

(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1. Summary of significant accounting policies

     The consolidated financial statements of Inco Limited (“Inco”) and its subsidiaries (referred to as “we”, “us” and “our”) are prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada, consistently applied which, in our case, conform in all material respects with GAAP in the United States, except as explained in Note 24.

     Principles of consolidation

     The financial statements of entities which are controlled by Inco either directly or indirectly, through wholly-owned subsidiaries, are consolidated. Control is established by our ability to determine strategic, operating, investing and financing policies without the co-operation of others. The criteria we use include an analysis of our level of ownership, voting rights and our level of representation on the board of directors. We evaluate these criteria in terms of determining whether the existence of one of the criteria alone (such as a majority ownership of all voting securities), or a combination of the criteria when taken together, would result in having control, or the ability to exercise control, of the management, business focus or strategy and/or critical policies of the particular entity. The financial statements also include the financial statements of entities that are considered variable interest entities (VIEs) for which we are the primary beneficiary. The primary beneficiary is the variable interest holder obligated to absorb a majority of the risk of loss from the VIE’s activities, or is entitled to receive the majority of the VIE’s residual returns, or both. Entities which are not controlled and for which our ownership in all voting securities is greater than 20 per cent and we are able to exercise significant influence are accounted for using the equity method and are included in deferred charges and other assets. We have no entities for which we have used the equity method and own less than 20 per cent of all voting securities. We have no entities for which we own greater than 50 per cent of all voting securities but do not consolidate. We do not have subsidiaries or joint ventures for which we use the proportionate consolidation method. Investments in other entities are accounted for using the cost method.

     Estimates

     Financial statements prepared in accordance with Canadian GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Translation of consolidated financial statements into United States dollars

     These consolidated financial statements are expressed in United States dollars. The United States dollar is our functional currency. As our operations are considered integrated for accounting purposes, we use the temporal method of translation. Monetary assets and liabilities are translated into United States dollars using year-end rates of exchange. All other assets and liabilities are translated at applicable historical rates of exchange. Revenues, expenses and certain costs are translated at monthly average exchange rates except for inventoried costs, depreciation and depletion which are translated at historical rates. Realized exchange gains and losses and currency translation adjustments are included in earnings.

     Cash and cash equivalents

     Cash and cash equivalents comprise cash, time deposits and other interest bearing instruments with original maturity dates of less than three months.

     Inventories

     Inventories consist of finished metal products, work in process and operating supplies. Inventories are stated at the lower of cost and estimated net realizable value.

     The point in our production cycle that costs related to mine and other property, plant and equipment begin to be capitalized as a cost of inventory is at the mine head. In-process includes inventory at all stages in the production process. Broken ore in our mines is not recognized as inventory until delivered to the mine head or temporary storage areas for blending. Cost includes all direct costs incurred through to the applicable stage of production, including direct labour and materials, depreciation and depletion as well as an allocated portion of overheads. Costs are allocated based on contained metal.

     The costing of metals produced at our Ontario operations is primarily to establish values for metals in inventory and cost of sales. Copper and nickel are treated as co-products and share expenses pro rata based on pounds of metal produced unless a plant is specifically used for the upgrading of only one metal or the other. Common costs (costs that are not separately identifiable to one metal) incurred by nickel and copper mined are apportioned between the metals on the basis of pounds of metal produced through the common mine and mill processes. Once expenditures are required to further finish a particular metal, all such expenditures are assigned to that metal. The remaining metals (cobalt and precious metals) are by-products and incur expenses only when some specific steps are taken towards their recovery. Co-product costing for copper is used because of the significant quantities of copper contained in the ores at our Ontario operations.

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

     Property, plant and equipment

     Property, plant and equipment are stated at cost. Such cost, in the case of mines, mineral rights and undeveloped properties, represents related acquisition and development expenditures. Costs are capitalized for an undeveloped property when it is probable that such costs will be recovered from the exploitation of the property. Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance the development, construction or expansion of significant mineral properties and facilities. Certain currency translation gains and losses have been capitalized in respect of the Voisey’s Bay project as the project is in the development phase. Capitalization ceases when the property is substantially complete and ready for use. Development costs are charged as an expense in the period incurred unless we believe a development project meets generally accepted criteria for deferral and amortization.

     Research and development costs

     Research costs are expensed in the period in which they are incurred. Development costs are deferred where the product or process is clearly defined, the technical feasibility has been established and we are committed to, and have the resources to, complete the project.

     Asset impairment

     When the net carrying value of an item or group of items of property, plant and equipment, less its related provision for asset retirement obligations and deferred income and mining taxes, exceeds the estimated undiscounted future net cash flows (which includes payments required to meet asset retirement obligations) together with its residual value, the excess of the carrying value over the fair value is charged to earnings. Evaluation of the future cash flows from major development projects such as the Voisey’s Bay and Goro projects entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metals prices, estimates of the ultimate size of the deposits, ore grades and recoverability, timing of commercial production, commercial viability of new technological processes, production volumes, operating and capital costs, and foreign currency exchange rates. In estimating future net cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups taking into consideration movements of intermediate products to ensure the utilization of available capacity across our operations. Generally, all assets at a particular operation are used together to generate cash flow. Estimates of future cash flows are subject to risks and uncertainties.

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

     For most of our sales, the price is fixed at the time revenue is recognized, and is based on quoted commodity prices on recognized exchanges. At the end of each period, a portion of our revenues are provisionally priced. For provisionally priced sales, final settlement is generally based on the average London Metal Exchange (“LME”) cash nickel price for a specified future period generally after the month of arrival at the customer’s facility which is within 90 days of sale. As such any proceeds received represent provisional sales proceeds and not final sales proceeds. At December 31, 2004, we had provisionally priced sales of 39 million pounds of nickel.

     Exploration

     Exploration properties that contain estimated proven and probable ore/mineral reserves, but for which a development decision has not yet been taken, are subject to periodic review for impairment in accordance with our accounting policy when events or changes in circumstances indicate the related carrying value may not be recoverable.

     Exploration expenditures are expensed as incurred except in areas currently under development, where production is probable, or in areas under feasibility study, where there is a reasonable expectation to convert existing estimated mineral resources to estimated ore/mineral reserves and add additional mineral resources with additional drilling and evaluations in areas near existing ore/mineral reserves, and existing or planned production facilities, in which case they are capitalized and amortized using the units-of-production method.

     Depreciation and depletion

     Property, plant and equipment is generally depreciated on a straight line basis over the following estimated economic lives:

Mine and mobile equipment	3 to 10 years
Processing facilities	15 to 20 years
Smelter equipment	15 to 20 years
Refinery equipment	5 to 20 years
Power generation facilities and equipment	10 to 50 years
Furniture and fixtures	10 years

     The estimated economic life is assessed on an annual basis, taking into account the state of the equipment, technological changes and the related facilities or the estimated proven and probable ore/mineral reserves where the equipment is located. Some equipment has an estimated economic life in excess of 20 years, and is being amortized on a 5 per cent declining balance basis. When an assessment is made that the remaining life of that equipment is less than 20 years, the depreciation method is switched to straight line. Depreciation starts when an asset is ready for use.

     Depletion of deferred mine development costs is calculated on a units-of-production basis over the estimated proven and probable ore/mineral reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the depletion charge.

     Life of mine plan development comprises capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore/mineral reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category include ore haulage shafts, initial decline, ore passes, ventilation, and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are depleted on a units-of-production basis over the total estimated proven and probable ore/mineral reserves.

     Area-specific development costs, which are depleted over estimated proven and probable ore/mineral reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include: access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the orebody. Annual deferred mine development costs incurred to access specific ore blocks or areas are depleted on a units-of-production basis over the estimated proven and probable ore/mineral reserves that can be currently accessed in those areas without future capital development costs being incurred.

     Ongoing mine development costs that provide access to ore for less than two years’ production are expensed as incurred.

     Asset retirement obligations

     The accounting for asset retirement obligations encompasses the accounting for legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction or development and/or the normal operation of a long-lived asset. The retirement of a long-lived asset is its other than temporary removal from service, including its sale, abandonment, recycling or disposal in some other manner.

     We recognize asset retirement obligations as liabilities when a legal obligation with respect to the retirement of an asset is incurred, with the initial measurement of the obligation at fair value. These obligations are accreted to full value over time through charges to income. In addition, an asset retirement cost equivalent to the liabilities is capitalized as part of the related asset’s carrying value and is subsequently depreciated or depleted over the asset’s useful life. A liability for an asset retirement obligation is incurred over more than one reporting period when the events that create the obligation occur over more than one reporting period. For example, if a facility is permanently closed but the closure plan is developed over more than one reporting period, the cost of the closure of the facility is incurred over the reporting periods when the closure plan is finalized. Any incremental liability incurred in a subsequent reporting period is considered to be an additional layer of the original liability. Each layer is initially measured at fair value. As required, a separate layer shall be measured, recognized and accounted for prospectively. Our asset retirement obligations consist primarily of costs associated with mine reclamation and closure activities.

     Our operations have been, and may in the future be, affected from time to time in varying degrees by changes in environmental laws and regulations, including those for asset retirement obligations. Both the likelihood of future changes in laws and regulations and their overall effect upon us vary greatly from country to country and are not predictable. Our policy is to meet or, if possible, surpass environmental standards set by relevant legislation, by the application of technically proven and economically feasible measures.

     For environmental issues that may not involve the retirement of an asset, where we are a responsible party and it is determined that a liability exists, and amounts can be quantified, we accrue for the estimated liability. In determining whether a liability exists in respect of such environmental issues, we apply the criteria for liability recognition under applicable accounting standards

     Income and mining taxes

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

     Financial instruments and commodities contracts

     Forward, option and swap contracts are periodically used to hedge the effect of exchange rate changes on our future currency requirements. In addition, forward, option and swap contracts are used to hedge the effect of price changes on a portion of the metals we sell. Fuel oil swap contracts are used to hedge the effect of price changes in respect of a portion of our energy requirements in Indonesia. Gains and losses on these contracts are deferred and recognized as a component of the related transaction. Interest rate swaps are used to hedge interest rate risk exposure. Amounts receivable or payable related to the swaps are recorded in interest expense concurrently with the interest expense of the underlying debt. We also purchase and sell foreign currencies and metals by using forward contracts which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings. Hedge accounted financial instruments are documented and periodic effectiveness tests are performed. Absent such documentation and testing, changes in the fair value of financial instruments are realized in earnings.

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

     Net earnings (loss) per Common Share

     Basic earnings (loss) per Common Share is computed by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period. Diluted earnings (loss) per Common Share is computed by dividing net earnings applicable to Common Shares, as adjusted for the effects of dilutive convertible securities, by the sum of the weighted-average number of Common Shares issued and outstanding and all additional Common Shares that would have been outstanding if potentially dilutive Common Shares had been issued. For convertible securities we use the “if-converted” method whereas the “treasury stock method” is used for stock options and warrants.

Note 2. Changes in accounting policies

     (a) Variable interest entities

     In June 2003, the Canadian Institute of Chartered Accountants (“CICA”) issued Accounting Guideline 15, Consolidation of Variable Interest Entities, (AcG-15). AcG-15 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of operations of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited liability corporation or any other legal structure used to conduct activities or hold assets that either (i) has insufficient equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that do not have sufficient rights or the ability to make significant decisions about the VIE’s activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     AcG-15 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns (if no party absorbs the majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary must initially record all of the VIE’s assets, liabilities and non-controlling interests and subsequently account for the VIE as if it were consolidated based on majority voting interest.

     We early adopted this accounting guideline in 2004 as a result of the French government-sponsored Girardin Act financing arrangements for our Goro project which were entered into on December 30, 2004. The effect of adopting the provisions of AcG-15 is to increase both total assets and total liabilities by approximately $41 million as of December 31, 2004. Reference is made to Note 14 for further information.

     (b) Depreciation and depletion expense

     Effective January 1, 2004, on a retroactive basis, we changed the method in which we calculate depreciation and depletion expense. Under the previous method, we depleted mine development costs on a composite basis. Total historical capitalized costs and estimated future development costs relating to our developed and undeveloped estimated proven and probable ore/mineral reserves were depleted using the units-of-production method based on total developed and undeveloped estimated proven and probable ore/mineral reserves. Under the new method, depletion of the deferred mine development costs is calculated on a units-of-production basis over the estimated proven and probable ore/mineral reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the depletion charge. In addition, the depreciation method covering certain other assets of our 61 per cent owned subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), has been changed to a straight line basis to conform its depreciation method used to the depreciation methods used for similar assets in other company locations.

     The impact of this change on 2003 depreciation and depletion expense was a reduction of $38 million (2002 - $13 million).

     (c) Generally accepted accounting principles

     Effective January 1, 2004, we adopted CICA Section 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes Canadian GAAP and its sources. Adoption of this standard did not have a significant impact on our results of operations or financial condition for 2004.

     (d) Hedging Relationships

     Effective January 1, 2004, we adopted Accounting Guideline 13, Hedging Relationships which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition for 2004.

     (e) Stock-based compensation

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

     (f) Impairment of long-lived assets

     Effective January 1, 2003, we adopted CICA Section 3063, Impairment of Long-Lived Assets. This section establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets that are held for use. An impairment loss would be recognized if the carrying amount of a long-lived asset was not recoverable from its undiscounted cash flows and would be measured as the difference between the carrying amount and the fair value of the asset. The initial adoption of the new standard had no impact on our results of operations or financial condition.

     (g) Asset retirement obligations

          Effective January 1, 2003, we adopted CICA Section 3110, Asset Retirement Obligations. This standard significantly changed the method of accounting for asset retirement obligation costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated or depleted over the asset’s useful life. This change in accounting policy was applied retroactively and, accordingly, the consolidated financial statements of prior periods were restated.

Note 3. Strike expenses

     A strike of the unionized workforce at our Ontario operations began on June 1, 2003 and a new collective agreement ending the strike was entered into near the end of August 2003. Strike expenses are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance incurred during the strike period which would normally be treated as production costs and charged to inventory but, in the absence of production, have been expensed because we were not achieving commercial production at the related facilities over the period of the strike. During the course of this 13-week strike, we incurred strike expenses in the amount of $107 million. Included in these expenses was depreciation expense of $19 million. The balance of the strike expenses was included in cost of sales and other operating expenses.

Note 4. Asset impairment charges

     On May 25, 2004 we announced the preliminary findings reached to that date as part of the second phase, or Phase 2, of the comprehensive review of our approximately 85 per cent owned Goro nickel-cobalt project in New Caledonia. We also announced that the principal changes in the planned Goro project configuration resulting from such findings as part of Phase 2 of our review, moving from indirect to direct heating of ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process to be used itself to recover nickel and cobalt, would result in certain assets being written off in the second quarter of 2004. Following our review of the affected assets, we recorded a non-cash charge of $201 million. The affected assets are primarily comprised of engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed which no longer have future use to the Goro project or otherwise.

     On June 11, 2002, we announced that we would be undertaking a review of the net carrying value of our Voisey’s Bay project in view of the statement of principles entered into with the Government of the Province of Newfoundland and Labrador on that date and other arrangements with key stakeholders that would enable the development of that project to proceed. We had noted on a number of occasions in our public filings and other documents that such events, if and when they were to occur, might require a significant reduction in the carrying value of the Voisey’s Bay project and in the related deferred income and mining tax liability and in shareholders’ equity. This review, which was completed in July 2002, included an analysis of the key assumptions which we utilized in evaluating this net carrying value on a quarter-to-quarter basis relating to a number of important factors, including our best assessment of the expected cash flows from the project, how the development of Voisey’s Bay, taking into account the agreements which have been reached, fits within our overall long-term development plans and updated mining and other cost assumptions. As a result of this review, we recorded a non-cash charge of $1,552 million, net of deferred income and mining taxes of $770 million, in 2002.

     In addition, in 2002, we recorded a non-cash charge of $74 million, net of income and mining taxes of $19 million, to reduce the carrying values of certain plant, equipment and other assets to their estimated net recoverable amounts based on an evaluation of their recoverability. The principal component of this charge related to capitalized exploration and development costs of the Victor Deep exploration project at our Ontario operations that, as a result of the development of the deposits covered by our Voisey’s Bay projects would probably not be put into production. The balance of this charge consisted primarily of reductions to certain redundant plant, equipment and non-core assets as well as an additional provision for losses relating to certain receivables and other assets arising from our commercial relationships with one of our principal customers that had filed for bankruptcy protection in late March 2002.

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

     On December 5, 2002, we announced that we would be undertaking a comprehensive review of the Goro project. This action had been based upon information from the project’s principal firms providing project engineering, procurement and construction management services that we had received that, if confirmed, would indicate an increase in the capital cost for the project in the range of 30 to 45 per cent above the then current capital cost estimate of $1,450 million. As a result of the temporary suspension of certain development activities and other actions which had been taken by year-end 2002 during this review process, we recorded a pre-tax charge of $25 million in the fourth quarter of 2002. This charge comprised $62 million relating to the cancellation or termination of certain outstanding contractual obligations, to accrue for demobilization costs and to reduce the carrying value of certain assets relating to the project, partially offset by currency hedging gains of $37 million on certain forward currency contracts. These contracts, which had been entered into to reduce exposure to exchange rate changes associated with certain planned project expenditures to be incurred in certain currencies, were closed out in early January 2003 since they no longer matched the timing of such expenditures due to their expected deferral as a result of the review being undertaken. The close out of these contracts resulted in a further gain of $11 million during the first quarter of 2003 which was recorded in Other Income.

     In 2003, additional contracts became ineffective which resulted in a further gain of $21 million. These gains were partially offset by expenses of $17 million incurred for the on-going care and custody costs associated with the construction site while the project was under suspension.

     In 2004, we sold certain assets, which we acquired as a result of the temporary suspension of certain development activities in late 2002, realizing a gain of $7 million. We also realized a gain of $9 million as a result of additional forward currency contracts becoming ineffective. These gains were partially offset by expenses of $15 million incurred for the ongoing care and custody costs associated with the construction site while the project was under suspension. On October 19, 2004, the decision was made to proceed with the Goro project.

Note 6. Other income, net

     Other income, net is comprised of the following:

Year ended December 31	2004	2003	2002

Interest and dividend income	$13	$16	$13
Earnings from affiliates accounted for using equity method	5	2	—
Gains from sales of securities and other assets	9	59	5
Gains (losses) from derivative positions in metals	(4)	12	—
Interest from a tax refund	—	7	14
Gain from closure of derivative foreign currency contracts	10	11	—
Loss on redemption of securities	—	(2)	—
Other, net	15	(1)	8

Other income, net	$48	$104	$40

     In 2004, gains in the amount of $10 million were realized on certain foreign currency derivative contracts entered into in anticipation of the expenditures on the Goro project. Gains from sales of securities and other assets of $9 million includes a gain of $6 million which was realized on our sale of a subsidiary operation in Guatemala.

     In 2003, gains from sales of securities and other assets included a milestone payment received in the fourth quarter of 2003 under the terms of sale of a non-core exploration property in 1998 in the amount of $24 million as well as $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations.

Note 7. Income and mining taxes

     In carrying on our Canadian mining operations, we are subject to both income and mining taxes. The amount of such taxes will vary depending on the provisions set out by the relevant legislative authority. Generally, most expenditures incurred by us are deductible in computing income tax, whereas mining tax legislation, although based on a measure of profitability from carrying on mining operations, is more restrictive in respect of the deductions permitted in computing income subject to mining tax. In most jurisdictions deductions for financing expenses, such as interest and royalties, are not allowed to be claimed in computing income subject to mining tax. In addition, income unrelated to carrying on mining operations would not be subject to mining tax.

     The provision (relief) for income and mining taxes was as follows:

		2003	2002
Year ended December 31	2004	(Restated)	(Restated)

Current taxes
Canadian	$165	$(47)	$129
Foreign	147	11	(10)

	312	(36)	119

Deferred taxes
Canadian	97	(59)	(778)
Foreign	21	58	23

	118	(1)	(755)

Income and mining taxes	$430	$(37)	$(636)

     Earnings (loss) before income and mining taxes and minority interest, by geographic source, were as follows:

		2003	2002
Year ended December 31	2004	(Restated)	(Restated)

Canada	$842	$67	$(2,071)
Foreign	326	109	(20)

	$1,168	$176	$(2,091)

     The reconciliation between taxes at the combined Canadian federal-provincial statutory income tax rate and the effective income and mining tax rate was as follows:

		2003	2002
Year ended December 31	2004	(Restated)	(Restated)

Provision (relief) at Combined Canadian federal- provincial statutory income tax rate	$466	$71	$(858)
Resource and depletion allowances	(77)	(12)	(27)

Adjusted income taxes	389	59	(885)
Mining taxes	66	17	20

	455	76	(865)
Currency translation adjustments	(7)	42	20
Currency translation adjustments on long-term debt	23	48	—
Non-deductible losses (non-taxable gains)	(1)	(33)	30
Benefit of net capital losses not previously recognized	(42)	—	—
Adjustment of prior year tax issues and tax rate changes	(17)	(142)	(6)
Foreign tax rate differences	(46)	(22)	(12)
Asset impairment charges	70	—	182
Other	(5)	(6)	15

Effective income and mining taxes	$430	$(37)	$(636)

     Deferred income and mining tax liabilities and assets consisted of the following:

		2003	2002
December 31	2004	(Restated)	(Restated)

Liabilities:
Property, plant and equipment	$2,038	$1,889	$1,587
Deferred charges and other assets	135	65	23
Long-term debt	78	48	—
Other	1	3	4

	2,252	2,005	1,614

Assets:
Long-term debt	—	—	23
Post-retirement benefits	217	204	142
Asset retirement obligations	69	45	44
Tax loss carryforwards	86	70	106
Tax credit carryforwards	12	7	6
Other	18	—	—

	402	326	321
Valuation allowance	(29)	(27)	(57)

	373	299	264

Net deferred income and mining tax liability	$1,879	$1,706	$1,350

     During 2001, tax legislation was passed in New Caledonia covering projects meeting certain criteria. Goro Nickel S.A. qualifies for certain tax incentives under this legislation in connection with its Goro project. These incentives include an income tax holiday during the construction phase of the project and throughout a 15-year period commencing in the first year in which commercial production is achieved, as defined by the applicable legislation, followed by a five-year, 50 per cent income tax holiday. In addition,

Goro Nickel S.A. qualifies for certain exemptions from indirect taxes such as import duties during the construction phase and throughout the commercial life of the project. Certain of these tax benefits, including the income tax holiday, are subject to an earlier phase out should the project achieve a specified cumulative rate of return. We are subject to a branch profit tax commencing in the first year in which commercial production is achieved, as defined by the applicable legislation. To date, we have not realized any net income for New Caledonia tax purposes and the benefits of this legislation are expected to apply with respect to any taxes otherwise payable once the Goro project is in operation.

     In determining the likelihood of realizing an income tax asset we take into account a number of factors, including current conditions and anticipated changes in mine or production plans.

     We have tax loss carryforwards in the amount of $372 million available for New Caledonia income and branch profit tax purposes. The losses expire in the 2007-2009 period. Of these total tax loss carryforwards, the benefit of losses in the amount of $168 million have not been recognized.

     We have capital loss carry forwards in the amount of $41 million available for United Kingdom income tax purposes to reduce taxable income in certain circumstances. The capital losses may be carried forward indefinitely. The benefits of these tax loss carry forwards have not been recognized for accounting purposes.

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

     The restatements reflect the impact of the change in accounting policy related to the change in method of computing depreciation expense on a retroactive basis (see Note 2). These restatements result in an increase in deferred income and mining tax liability for 2003 of $10 million (2002 – decrease of $2 million).

Note 8. Net earnings (loss) per Common Share

     The computation of basic and diluted earnings (loss) per share was as follows:

		2003	2002
Year ended December 31	2004	(Restated)	(Restated)

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$612	$153	$(1,477)
Accretion of convertible debt	(9)	(7)	(4)
Dividends on preferred shares	—	(6)	(26)
Premium on redemption of preferred shares	—	(15)	—

Net earnings (loss) applicable to common shares	$603	$125	$(1,507)

Denominator:
Weighted-average common shares outstanding (thousands)	187,550	184,500	182,830

Basic earnings (loss) per common share	$3.22	$0.68	$(8.24)

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$603	$125	$(1,507)
Dilutive effect of:
Convertible debentures	6	2	—

Net earnings (loss) applicable to common shares, assuming dilution	$609	$127	$(1,507)

Denominator:
Weighted-average common shares outstanding (thousands)	187,550	184,500	182,830
Dilutive effect of:
Convertible debentures	10,908	4,360	—
Stock options	1,426	1,707	—
Warrants	3,740	1,308	—

Weighted-average common shares outstanding, assuming dilution	203,624	191,875	182,830

Diluted earnings (loss) per common share	$2.99	$0.66	$(8.24)

     At December 31, 2004, convertible debt which is convertible into nil Common Shares (2003 – nil; 2002 – 9,705,111), options on nil Common Shares (2003 –819,000; 2002 – 7,476,506), Preferred Shares convertible into nil Common Shares (2003 – nil; 2002 – 11,277,868) and Warrants exercisable for nil Common Shares (2003 – nil; 2002 – 11,023,497) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

     Effective January 1, 2005, on a retroactive basis, we will adopt revisions to CICA Section 3500, Earnings Per Share. The revisions relate primarily to (1) the use of year to date weighted average rates when applying the treasury stock method and (2) instruments where, if an instrument can be settled in cash or shares, an entity should assume that the instrument will be settled in shares if share settlement is more dilutive. In 2004 and prior years, we presumed, with respect to our LYON Convertible Notes, cash settlement and, accordingly, this instrument was not considered in the calculation of diluted earnings per share. The impact of adopting these revisions will be a decrease in diluted earnings per share for the year ended December 31, 2004 of 13 cents per share (2003 – 1 cent; 2002 – nil).

Note 9. Inventories

     Inventories consisted of the following:

December 31	2004	2003	2002

Finished metals	$228	$193	$149
In-process metals	511	478	361
Supplies	95	75	66

	$834	$746	$576

Note 10. Property, plant and equipment

     Property, plant and equipment consisted of the following:

		2003	2002
December 31	2004	(Restated)	(Restated)

Mines and mining plants	$3,003	$2,902	$2,806
Processing facilities	3,399	3,383	3,304
Voisey’s Bay project	4,396	3,817	3,338
Goro project	699	802	637
Other	723	598	595

Total property, plant and equipment, at cost	12,220	11,502	10,680

Accumulated depreciation	3,317	3,185	3,052
Accumulated depletion	1,323	1,284	1,227

Total accumulated depreciation and depletion	4,640	4,469	4,279

Property, plant and equipment, net	$7,580	$7,033	$6,401

          At December 31, 2004, property, plant and equipment, at cost included capitalized development costs relating to infill drilling, gathering geological and geotechnical data, further reserve and other mineralized material evaluation and other related activities of $29 million (2003 – $27 million; 2002 – $22 million). In 2002, such costs in the amount of $71 million were written off as a result of the review of the carrying value of the Voisey’s Bay project and certain other assets discussed in Note 4.

         At December 31, 2004, the net carrying value of property, plant and equipment under construction or development and not subject to depreciation or depletion was $5,226 million (2003 – $4,720 million; 2002 – $4,109 million) which is comprised of amounts for the Voisey’s Bay project totalling $4,348 million (2003 – $3,777 million; 2002 – $3,299 million), the Goro project of $699 million (2003 – $802 million; 2002 – $637 million) and other assets under construction at our operations of $179 million (2003 – $141 million; 2002 – $173 million). It is currently expected that depreciation and depletion for the Voisey’s Bay and Goro projects will commence in 2005 and 2007, respectively, in line with the projected start of operations at these projects. Capitalized interest costs included in capital expenditures were $65 million in 2004 (2003 – $54 million; 2002 – $27 million).

Note 11. Long-term debt

     Long-term debt consisted of the following (repayment periods are shown in parentheses):

December 31	2004	2003	2002

Inco Limited
5.75% Convertible Debentures (a)	$—	$—	$173
15.75% Sterling Unsecured Loan Stock (2006) (b)	45	45	45
Term loan (2011) (c)	200	—	—
7.75% Notes (2012) (d)	400	400	400
5.70% Debentures (2015) (e)	300	300	—
7.75% Convertible Debentures (f)	—	—	151
9.6% Debentures (g)	—	—	159
Convertible Debentures (2005-2023) (h)	13	15	—
7.20% Debentures (2032) (i)	400	400	400
Subordinated Convertible Debentures (2005-2052) (j)	100	100	—
PT International Nickel Indonesia Tbk
Loan facilities (3.25%) (2005 – 2006) (k)	115	192	269
Other
Other (7.65%) (2005–2031)	85	60	46

	1,658	1,512	1,643
Long-term debt due within one year	107	103	97

	$1,551	$1,409	$1,546

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

     (c) On December 23, 2004, we concluded a new $400 million term loan facility that matures on December 23, 2011. The borrowings under the facility may be made in United States dollars in the form of (i) United States Base Rate loans or (ii) London Interbank Offered Rate (LIBOR) loans. Borrowings under this facility bears interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2004, there was $200 million drawn under the facility. The floating rate interest payments with respect to the $200 million drawn were swapped in exchange for a fixed rate of 5.098 per cent. As described in part (l) below, the term loan facility requires that we maintain a ratio of Consolidated Indebtedness, as defined in the term loan facility, to Tangible Net Worth, as defined in the term loan facility, not to exceed 50:50.

     (d) On May 13, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.75% Notes due 2012. The Notes are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Notes and the sum of the present values of the remaining scheduled payments of principal and interest. The interest payments under the Notes were swapped in exchange for a floating rate equal to LIBOR plus 3.25 per cent.

     (e) On September 26, 2003, we issued and sold through an underwritten public offering in the United States $300 million aggregate principal amount of our 5.70% Debentures due 2015. The Debentures are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Debentures and the sum of the present values of the remaining scheduled payments of principal and interest. The interest payments under the Debentures were swapped in exchange for a floating rate equal to LIBOR plus 0.57 per cent.

     (f) The 7.75 per cent Convertible Debentures were convertible, at the option of the holders, into Common Shares at a conversion price of U.S.$38.25 per share. The Debentures were redeemable, at our option, in 1999 at a premium of 1.55 per cent, declining annually to redemption at par in 2001 and thereafter. The Debentures were redeemed in October 2003.

     (g) The 9.6 per cent Debentures were redeemable, at our option, commencing in 2002 at an initial premium of 4.8 per cent, declining annually to redemption at par in 2012 and thereafter. The interest payments under the Debentures were swapped in exchange for a floating rate equal to LIBOR plus 3.05 per cent. The swap was cancelled in May 2003 and the Debentures were subsequently redeemed in October 2003.

     (h) In March 2003, we issued and sold $273 million amount payable at maturity of Convertible Debentures due 2023. Reference is made to Note 15 for the details of the Convertible Debentures.

     (i) On September 23, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.20% Debentures due 2032. The Debentures are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Debentures and the sum of the present values of the remaining scheduled payments of principal and interest.

     (j) In March 2003, we issued and sold $227 million aggregate principal amount of 3 1/2% Subordinated Convertible Debentures due 2052. Reference is made to Note 15 for the details of the Subordinated Debentures.

     (k) Our 61 per cent-owned subsidiary, PT Inco, had outstanding at December 31, 2004 loan facilities aggregating $115 million consisting of a $78 million expansion loan (2003 – $131 million; 2002 – $183 million); a $19 million loan (2003 – $31 million; 2002– $44 million) and an $18 million loan (2003 – $30 million; 2002 – $42 million). All loans under the loan facilities are repayable in 13 equal semi-annual instalments commencing March 31, 2000. The expansion loan and the $19 million loan bear interest, when drawn, equal to LIBOR plus 7/8 per cent in the first five years and LIBOR plus one per cent in the last five years. The $18 million loan bears interest equal to LIBOR plus 1 1/2 per cent. As security for these loans, PT Inco has assigned and pledged certain of its cash and cash equivalents, sales agreements, service agreements and insurance policies.

     (l) On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility that matures on May 28, 2009. This syndicated facility replaced several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007.

     Subject to the approval of the lenders representing not less than 66 1/3 per cent in total commitments under this new syndicated facility, the initial May 28, 2009 maturity date may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. The borrowings under the facility may be made in either Canadian dollars in the form of (a) Prime Rate loans or (b) in Bankers’ Acceptances or in United States dollars in the form of (i) United States Base Rate loans or (ii) London Interbank Offered Rate (LIBOR) loans. Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2004, there were no amounts drawn under the new facility.

     This syndicated credit facility and the term loan facility described in (c) above provide that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of these facilities are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the credit facility, not to exceed 50:50. At December 31, 2004 the ratio of Consolidated Indebtedness to Tangible Net Worth was 25:75. The syndicated facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of December 31, 2004, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 (stable outlook) by Moody’s Investors Service and BBB– (positive outlook) by Standard & Poor’s.

     Interest expense on long-term debt for the years 2004, 2003 and 2002 was $17 million, $36 million and $46 million, respectively. Taking into account the aforementioned interest rate swaps, the weighted average effective interest rate on long-term debt at December 31, 2004 was 5.7 per cent and approximately 51 per cent of long-term debt bears interest at rates that are subject to periodic adjustments based on market interest rates. Approximately 97 per cent of long-term debt is effectively payable in U.S. dollars.

     At December 31, 2004, long-term debt maturities for each of the five years through 2009 are: 2005 – $107 million; 2006 – $107 million; 2007 – $19 million; 2008 – $12 million; 2009 – $62 million.

Note 12. Post-retirement benefits

     Our pension plans cover essentially all employees. We also provide certain health care and life insurance benefits for retired employees.

     The change in the funded status of post-retirement defined benefit plans was as follows:

				Post-retirement benefits
	Pension benefits			other than pensions
Year ended December 31	2004	2003	2002	2004	2003	2002

Change in post-retirement benefits obligation
Obligation at beginning of year	$2,734	$2,172	$2,031	$894	$677	$581
Service cost	38	33	27	10	10	6
Interest cost	160	153	140	50	49	41
Plan amendments	2	20	10	—	—	—
Changes in assumptions	82	73	69	47	36	68
Actuarial losses (gains)	31	1	18	(26)	11	9
Benefits paid	(193)	(184)	(150)	(41)	(38)	(32)
Currency translation adjustments	195	466	27	65	149	4

Obligation at end of year	$3,049	$2,734	$2,172	$999	$894	$677

Change in pension plan assets
Fair value of plan assets at beginning of year	$1,857	$1,367	$1,507
Actual return (loss) on plan assets	193	231	(91)
Employer contributions	265	142	67
Benefits paid	(177)	(165)	(138)
Currency translation adjustments	135	282	22

Fair value of plan assets at end of year	$2,273	$1,857	$1,367

Unfunded status of plans at end of year	$(776)	$(877)	$(805)	$(999)	$(894)	$(677)
Unrecognized actuarial and investment losses	1,106	1,007	864	277	252	173
Unrecognized prior service costs	77	84	67	—	—	—

Net post-retirement benefits asset (liability) at end of year	$407	$214	$126	$(722)	$(642)	$(504)

     The net post-retirement benefits asset (liability) is reflected in the Consolidated Balance Sheet as follows:

				Post-retirement benefits
	Pension benefits			other than pensions
December 31	2004	2003	2002	2004	2003	2002

Deferred charges and other assets	$422	$226	$138	$—	$—	$—
Accrued payrolls and benefits	(15)	(12)	(12)	(51)	(39)	(29)
Post-retirement benefits	—	—	—	(671)	(603)	(475)

Net post-retirement benefits asset (liability)	$407	$214	$126	$(722)	$(642)	$(504)

     Post-retirement benefits expense included the following components:

				Post-retirement benefits
	Pension benefits			other than pensions
Year ended December 31	2004	2003	2002	2004	2003	2002

Service cost	$38	$33	$27	$10	$10	$6
Interest cost	160	153	140	50	49	41
Expected return on plan assets	(169)	(162)	(152)	—	—	—
Loss on plan settlement	2	—	—	—	—	—
Amortization of actuarial and investment losses	64	62	35	14	11	6
Amortization of unrecognized prior service costs	14	16	13	—	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	109	102	63	74	70	53
Defined contribution pension expense	5	5	4	—	—	—

Post-retirement benefits expense	$114	$107	$67	$74	$70	$53

     The weighted-average assumptions used in the determination of the post-retirement benefits expense and obligation were as follows:

				Post-retirement benefits
	Pension benefits			other than pensions
Year ended December 31	2004	2003	2002	2004	2003	2002

Discount rate	6.0%	6.5%	7.0%	6.0%	6.5%	7.0%
Expected return on plan assets	8.0%	8.5%	9.0%
Rate of compensation increase	3.0%	3.0%	3.0%

     Effective December 31, 2004, the assumption for the discount rate used to determine the pension benefits obligation was changed to 5.75 per cent. Effective January 1, 2005, the assumption for the expected return on plan assets was changed to 7.75 per cent.

     The pension plan weighted-average asset allocations, by asset category were as follows:

Year ended December 31	2004	2003	2002

Equity securities	60%	57%	55%
Debt securities	40%	43%	45%

Total	100%	100%	100%

     For the year ending December 31, 2005, we currently expect that our employer contributions will amount to approximately $160 million. Estimated benefit payments for each of the next five years through 2009 and the aggregate of the five years thereafter are as follows:

		Post-retirement benefits
	Pension benefits	other than pensions

2005	$ 209	$ 51
2006	210	53
2007	196	50
2008	199	52
2009	200	53
2010-2014	986	306

     The asset allocation policy for the plans is 40% fixed income and 60% equities for most of the significant pension plans, with the exception of the United Kingdom pension plan which has a policy mix of 50% fixed income and 50% equities. The actual asset mix is maintained fairly close to the policy mix at most times by the use of a rigorous rebalancing policy.

     Equity securities include Inco Limited common shares in the amount of $7 million (2003 - $7 million; 2002 - $5 million). The decision to invest in Inco Limited shares is made by independent investment managers acting at their own discretion.

     The return on plan assets assumption has been based on an estimate of the future long-term average return that can reasonably be earned on the assets of the pension fund. The starting point for the calculation of this assumption is the current yield obtainable from the fixed income portion of the portfolio. The yield available on the benchmark used, the Scotia Capital Universe Bond Index (50% of the bond component) and the Scotia Capital Long Bond Index (the remainder of the bond component), is used as the expected return on the bond indices since, in our view, this represents the best estimate of long-term future returns for the fixed income portion of the portfolio. Equity investments are assumed in aggregate to have an expected long-term future return of 3% in excess of the yield available on long-term Government of Canada bonds; for 2002 and 2003 the 10Year+ index was used, and for 2004 and 2005 the 10-Year benchmark bond yield was used (this change reflects the marketplace change and significant lack of issuance for 30 year maturities). For the portion of the assets that are invested actively with investment managers, an additional return expectation is included to recognize each manager’s target anticipated long-term value added above the index return. We note that actual added value over the past periods has, in aggregate, been substantially in excess of this amount. The weighted average of the returns determined for each portion of the fund becomes the return on assets assumption (rounded to the nearest 0.25%).

     The projected pension benefits obligation and fair value of plan assets for pension plans with accumulated benefits obligations in excess of plan assets were as follows:

	Pension benefits
December 31	2004	2003	2002

Projected benefits obligation	$3,049	$2,734	$2,172
Fair value of plan assets	2,273	1,857	1,367

Unfunded status	$(776)	$(877)	$(805)

     The composite health care cost trend rate used in measuring post-retirement benefits other than pensions was assumed to begin at 8 per cent, gradually declining to 4.5 per cent by 2010 and remaining at that level thereafter.

     A one per cent change in the assumed composite health care cost trend rate would have the following effects:

	Post-retirement benefits
	other than pensions
	1% Increase	1% Decrease

Effect on accumulated benefits obligation	$148	$(119)
Effect on net periodic expense	11	(9)

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

     Closure plans for the proposed mine and mill facilities were prepared and submitted in 1998 in connection with the environmental review process of the Voisey’s Bay project in the Province of Newfoundland and Labrador. This plan is currently being updated and was submitted to the province in August 2004. Closure plans were prepared for the Goro nickel project. The closure plan for the tailings impoundment and overburden storage areas were included in the installation classes application for this project dated May 2004.

     We follow a policy of progressive rehabilitation at our Indonesian operations whereby land disturbed by mining activities is revegetated on an ongoing basis. The closure plan for PT Inco was updated in 2004.

     Closure plans have been completed for the operating facilities in the United States and the United Kingdom. Based on currently available information, there are no required significant site restoration activities associated with these facilities.

     Substantial environmental expenditures are incurred on an ongoing basis which will significantly reduce asset retirement obligation costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and revegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, aggregated $20 million in 2004, $39 million in 2003 and $13 million in 2002 and are included in cost of sales and other operating expenses. Capital expenditures on environmental projects were $41 million in 2004, $28 million in 2003 and $9 million in 2002.

     Although the ultimate amount to be incurred is uncertain, the total amount for asset retirement obligations in respect of worldwide operations, to be paid primarily after cessation of operations, is estimated to be approximately $1,050 million at December 31, 2004 on an undiscounted basis. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies including an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance with presently enacted laws, regulations and existing industry standards. The total liability represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance.

     Effective January 1, 2003, we adopted a new accounting standard of the CICA relating to asset retirement obligations. This standard significantly changed the method of accounting for asset retirement obligations and prior period financial statements have been restated to reflect this change. Under the new standard, the asset retirement obligations are recognized when incurred and recorded as liabilities at fair value assuming a credit-adjusted risk-free rate of approximately 5.5 per cent on average. Due to the nature of our closure plans, the timing of such cash expenditures is expected to occur over a significant period of time being from one year for plans which are already in progress and over 100 years for the longest plan. The liability is accreted over time through periodic charges to cost of sales and other operating expenses. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the asset’s useful life. The following table shows the movement in the long-term portion of the liability for asset retirement obligations. At December 31, 2004, the current portion of the liability was $3 million (2003 – $8 million; 2002 – $7 million).

Year ended December 31	2004	2003	2002

Obligation at beginning of year	$141	$119	$121
Accretion expense	8	6	5
Liabilities settled	(5)	(6)	(7)
Revisions in estimated cash flows	22	22	—
Net transfer from current liabilities	5	—	—

Obligation at end of year	$171	$141	$119

     As of December 31, 2004, we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either Inco or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the government authority responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year.

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

Note 14. Girardin Act financing

     On December 30, 2004, we entered into agreements covering the Girardin Act tax-advantaged lease financing program (“Girardin Financing”) sponsored by the French Government for the Company’s nickel-cobalt project in New Caledonia. The Girardin Financing is subject to a ruling issued by the French Minister of Economy, Finance and Industry (the “Ruling”). The Ruling provides that certain investors who are French qualified investors under the Girardin Financing (“Tax Investors”) may utilize certain tax deductions in connection with assets representing a portion of the Goro nickel-cobalt project’s processing plant which are financed by the Girardin Financing (“Girardin Assets”). The Ruling requires that Goro Nickel S.A. (“Goro”), our subsidiary, and Inco, satisfy certain conditions, including operating the Goro nickel-cobalt project for a minimum of five years.

     As part of the Girardin Financing, a special purpose entity (“SPE”), a variable interest entity, was formed by the Tax Investors to finance the purchase, construction and installation of the Girardin Assets. As we are the primary beneficiary of the SPE, our consolidated accounts include the accounts of the SPE. The purchase, construction and installation of the Girardin Assets by the SPE is funded by a combination of (a) non-refundable loans (“Tax Advances”) provided by the Tax Investors pursuant to a tax loan agreement (“Tax Loan Agreement”) between the Tax Investors and the SPE, and (b) loans provided to the SPE by a subsidiary of ours pursuant to a loan agreement (“Loan Agreement”).

     Under a construction agreement between the SPE and Goro (“Construction Agreement”), Goro has been appointed the construction agent on behalf of the SPE and is responsible for the purchase, construction, installation and commissioning of the Girardin Assets. The costs for the construction, installation and commissioning of the Girardin Assets total approximately $500 million and are payable in three instalments. In the event of a cost overrun, a fourth instalment would be made to Goro with the additional funds provided pursuant to the Loan Agreement. Goro is required to give notice of substantial completion of the Girardin Assets to the SPE by December 31, 2008 or such later date as may be approved by the French tax authorities. Upon such substantial completion, the SPE will lease the Girardin Assets to Goro under an agreement between the SPE and Goro (“Lease Agreement”). While the term of the Lease Agreement is twelve years, the related agreements covering the Girardin Financing extend certain call and put options to Goro and the SPE, respectively, covering both the Girardin Assets and the ownership interests in the SPE whereby, assuming no default by Goro under the arrangements covering the Girardin Financing, one of these options will be exercised after five years, resulting in the termination of the Lease Agreement and the ownership of the Girardin Assets reverting to Goro.

     The Construction Agreement and the Lease Agreement contain certain events of default and termination rights for the benefit of the SPE, including the failure of Goro to meet certain terms and conditions of the Ruling. Following any termination of the Lease Agreement, (1) certain termination compensation could be payable by Goro to the Tax Investors pursuant to the Add-Back Indemnity (as defined below) and (2) Goro would be required to either (a) repay the entire then outstanding amount drawn under the Loan Agreement or (b) assume all of the SPE’s obligations under the Loan Agreement. Upon the occurrence of such events, Goro would continue to have the right to use the Girardin Assets, with the SPE retaining ownership thereof until all termination compensation due by Goro under the Lease Agreement is paid. In addition, each of the Lease Agreement and the Construction Agreement provides that Goro must indemnify the SPE and the Tax Investors with respect to (1) the Add-Back Indemnity (as defined below), (2) increased taxes incurred by the SPE or Tax Investors in respect of certain changes in tax laws or the imposition of certain unanticipated taxes in New Caledonia and (3) operational losses incurred by the SPE or Tax Investors arising out of third party claims in their capacity as owners of the Girardin Assets. In the event of a termination of the Construction Agreement or the Lease Agreement or in the event that the Tax Investors exercise their put option upon the occurrence of certain material adverse environmental events relating to Goro prior to the fifth anniversary of substantial completion of the Goro project, it is possible that the Tax Investors could lose their tax deductions in respect of the Girardin Assets, thereby triggering an indemnity whereby Goro would be required to reimburse the Tax Investors for the denial or reversal of their tax deductions under the Girardin Financing by the French tax authorities and for any interest and penalties levied thereon by such authorities (the “Add-Back Indemnity”). In connection with any termination event, the Tax Investors will receive certain priorities relating to Goro’s assets over other creditors.

     As at December 31, 2004, the Tax Investors provided $41 million in Tax Advances which were recorded as a deferred credit since these advances represent government assistance in the form of a forgivable loan. The SPE expects to receive the balance of the Tax Advances in December 2005 and 2006 pursuant to the terms of the Tax Loan Agreement. It is currently estimated that such Tax Advances will total $148 million, before fees to be paid to the Tax Investors, with the balance of the Girardin Financing to be provided under the Loan Agreement. Of the remaining Tax Advances to be made in 2005 and 2006, approximately 65 per cent of these amounts have been committed by the Tax Investors, with the balance expected to be placed with additional investors.

     Included in Other Deferred Credits of $58 million is $41 million in respect of the Girardin Financing.

Note 15. Convertible debt

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

     The LYON Notes accrete over the 20-year term of the LYON Notes to their value at maturity through periodic after-tax charges to retained earnings. The LYON Notes are not dilutive for purposes of calculating diluted earnings per share based on our right to and current intention that we will eventually meet the redemption and conversion terms of these LYON Notes in cash. Reference is made to Note 8 for a discussion of a new accounting pronouncement affecting our LYON Notes that is effective January 1, 2005.

     In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023 (“Convertible Debentures”), representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). The total combined gross proceeds were $476 million from these two issues of convertible debt securities and the net cash proceeds were $470 million after deduction of commissions and other after-tax expenses. The Convertible Debentures and Subordinated Convertible Debentures pay a cash coupon of 1.0943 per cent and 3.5 per cent, respectively.

     The Convertible Debentures and the Subordinated Convertible Debentures are convertible at the option of the holders into Common Shares at the conversion rates referred to below, subject to certain anti-dilution adjustment provisions, only in the following circumstances: (i) if our Common Share price, calculated over a specified period, has exceeded 120 per cent of the effective conversion price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable; (ii) if the trading price of the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, over a specified period has fallen below 95 per cent of the amount equal to our then prevailing Common Share price times the applicable conversion rate; (iii) if we were to call the Convertible Debentures or the Subordinated Convertible Debentures, as applicable, for redemption; or (iv) if certain specified corporate events were to occur. Each Convertible Debenture will be convertible into 31.9354 Common Shares, representing an initial conversion price of approximately $28.61 per Common Share, and each Subordinated Convertible Debenture will be convertible into 38.4423 Common Shares, representing a conversion price of approximately $26.01 per Common Share.

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

     For Canadian GAAP reporting purposes, these convertible debt securities were initially recorded as $114 million of debt and $356 million of equity. The portion recorded as debt represents the present value of the cash coupons discounted as at the date of issuance.

     Changes in the convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2001	$231	$—	$—	$231
Accretion of convertible debt	7	—	—	7

December 31, 2002	238	—	—	238
Convertible debt issued	—	230	126	356
Accretion of convertible debt	9	3	—	12

December 31, 2003	247	233	126	606
Accretion of convertible debt	9	4	—	13

December 31, 2004	$256	$237	$126	$619

     Effective January 1, 2005, on a retroactive basis, we will adopt revisions to CICA Section 3860, Financial Instruments – Disclosure and Presentation. The revisions relate to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument should be bifurcated between debt and equity in accordance with the revised standard. This change will impact the accounting treatment for our LYON Convertible Notes, Convertible Debentures due 2023 and 3 1/2% Subordinated Convertible Debentures due 2052 which are currently treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, it will be necessary to record interest expense in lieu of accretion charges with respect to these convertible debt securities. The impact on our balance sheet as at December 31, 2004 will be an increase in long-term debt of $210 million, an increase in deferred income and mining taxes of $11 million, a decrease in convertible debt classified as equity of $201 million, an increase in deferred charges of $7 million and a reduction in retained earnings of $13 million. In addition, as the revisions will result in the retroactive restatement of our interest expense, there will also be an increase in the amount of interest capitalized to date in respect of our development projects in the amount of $7 million.

Note 16. Preferred shares

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

     Changes in the Preferred Shares Series E were as follows:

	Number
	of shares	Amount

December 31, 2001	9,439,700	$472
Shares converted to Common Shares	(100)	—

December 31, 2002	9,439,600	472
Shares converted to Common Shares	(1,193)	—
Shares redeemed	(9,438,407)	(472)

December 31, 2003 and December 31, 2004	—	$—

Note 17. Warrants

     On December 14, 2000, we issued warrants upon the redemption of our Class VBN Shares. Each Common Share purchase warrant (a “Warrant”) has an exercise price, for each whole Warrant, of Cdn.$30.00 (or the equivalent in U.S. dollars) for the purchase of one Common Share at any time on or before August 21, 2006. The exercise price and/or the number and kind of securities issuable on the exercise of the Warrants are subject to adjustment in certain events, as set forth in the Warrant Agreement dated as of December 1, 2000 among Inco Limited, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively, covering the issuance of the Warrants. These adjustments include, among others, certain changes in our capital structure such as any subdivision or consolidation of Common Shares, stock dividends or other distributions, the consolidation, amalgamation or merger of Inco with another company, or the transfer of all or substantially all of our assets.

     Changes in the Warrants were as follows:

	Number
	of Warrants	Amount

December 31, 2001	11,021,947	$62
Warrants issued	1,782	—
Warrants exercised	(232)	—

December 31, 2002	11,023,497	62
Warrants issued	416	—
Warrants exercised	(849)	—

December 31, 2003	11,023,064	62
Warrants issued	1,878	—
Warrants exercised	(2,184)	—

December 31, 2004	11,022,758	$62

Note 18. Common shares

     We are authorized to issue an unlimited number of Common Shares without nominal or par value.

     Changes in the Common Shares were as follows:

	Number
	of shares	Amount

December 31, 2001	182,192,732	$2,756
Options exercised	1,012,635	14
Shares issued under incentive plans	32,633	1
Shares issued on conversion of Preferred Shares Series E	119	—
Shares issued on exercise of Warrants	232	—

December 31, 2002	183,238,351	2,771
Options exercised	3,130,556	68
Shares issued under incentive plans	40,249	1
Shares issued on conversion of Preferred Shares Series E	1,424	—
Shares issued upon exercise of former Diamond Fields’ stock options	485,471	17
Shares issued on conversion of debentures	18,965	1
Shares issued on exercise of Warrants	849	—

December 31, 2003	186,915,865	2,858
Options exercised	1,175,525	31
Shares issued under incentive plans	39,865	1
Shares issued on exercise of Warrants	2,184	—
Transfer from contributed surplus	—	1

December 31, 2004	188,133,439	$2,891

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

     In September 1998, our Board of Directors, given the expiration of a shareholder rights plan which had been implemented in October 1988, adopted a new shareholder rights plan that took effect on October 3, 1998. This new plan, set forth in a Rights Plan Agreement entered into between Inco Limited and CIBC Mellon Trust Company, as Rights Agent, is designed to (i) encourage the fair and equal treatment of shareholders in connection with any bid for control by providing them with more time than the minimum statutory period during which such bid must remain open in order to fully consider their options, and (ii) provide the Board of Directors with additional time, if appropriate, to pursue other alternatives to maximize shareholder value.

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

Note 19. Stock compensation plans

     The stock option plans authorize the granting of options to key employees to purchase Common Shares at prices not less than 100 per cent of their market value on the day the option is granted. The 2001 employee plan, which replaced the 1997 employee plan and has a term of five years, authorized the granting of options to purchase up to 6,000,000 Common Shares. A Non-Employee Director Share Option Plan, which came into effect in April 2002 and has a term of five years, authorized the granting of options to the non-employee members of our board of directors to purchase up to 300,000 Common Shares. In February 2004, our Board of Directors suspended the operation of this plan. The stock option plans provide that no shares subject to any options granted shall be purchasable after 10 years from the date of grant and also include an anti-dilution provision to protect the option holder in the event of stock splits or other significant capital changes.

     At December 31, 2004, outstanding options for 1,460,400 Common Shares also carry share appreciation rights (“SARs”). These SARs entitle an optionee, in lieu of exercising an option to purchase Common Shares, to surrender all or a portion of the related option in exchange for an amount equal to the difference between the then market price per share and the exercise price per share specified in the stock option, multiplied by the number of shares covered by the stock option, or portion thereof so surrendered. We may elect to deliver Common Shares, cash, or a combination of Common Shares and cash, equal in value to such difference. Compensation expense in respect of SARs for the years 2004, 2003 and 2002 was $(3) million, $36 million and $7 million, respectively.

     One-half of stock options granted are exercisable on or after six months from the grant date, with the remaining options exercisable on or after 18 months from the grant date.

     Pursuant to our mid-term incentive plans (MTIPs), awards in the form of Common Shares are made to certain key employees subject to transfer, sale and encumbrance restrictions for a three-year period from the date of the award. In the year ended December 31, 2004, 39,865 Common Shares were awarded in respect of MTIPs (2003 – 40,249; 2002 – 32,633).

     Changes in Common Share options outstanding are summarized as follows:

	Number of Common Shares
Year ended December 31	2004	2003	2002

Outstanding at beginning of year	4,572,605	7,476,506	7,729,634
Options granted	1,047,500	1,155,000	1,377,000
Options exercised	(1,251,325)	(3,867,151)	(1,140,700)
Options terminated	(286,750)	(191,750)	(489,428)

Outstanding at end of year	4,082,030	4,572,605	7,476,506

Available for grant at December 31	2,792,750	3,785,000	4,928,250

Exercisable at December 31	3,540,780	3,954,107	6,765,756

     Changes in the weighted-average exercise price of Common Share options are summarized as follows:

	Weighted-average exercise price
Year ended December 31	2004	2003	2002

Outstanding at beginning of year	$23.43	$21.42	$21.49
Options granted	36.40	20.90	17.80
Options exercised	(23.63)	(18.63)	(14.11)
Options terminated	(26.91)	(26.74)	(29.43)

Outstanding at end of year	$26.45	$23.43	$21.42

     The following table summarizes information about Common Share options outstanding at December 31, 2004.

Common Share Options Outstanding				Common Share Options Exercisable
	Number	Weighted-average		Number
Range of	outstanding	remaining		exercisable
exercise	at December	contractual life	Weighted-average	at December	Weighted-average
prices	31, 2004	(years)	exercise price	31, 2004	exercise price

$ 11-16	344,400	3.6	$13.42	344,400	$13.42
17-19	969,850	6.2	17.63	969,850	17.63
20-22	715,850	8.1	20.73	715,850	20.73
27-28	81,000	3.9	27.52	63,500	27.49
32-35	929,180	1.8	33.63	929,180	33.63
36-37	1,041,750	9.0	36.40	518,000	36.41

$ 11-37	4,082,030	6.0	$26.45	3,540,780	$24.97

     The expiration dates of Common Share options outstanding at December 31, 2004 ranged from February 15, 2005 to February 3, 2014. At December 31, 2004, there were 277 employees participating in the Common Share option plans.

     As discussed in Note 2, effective January 1, 2003, we prospectively adopted the fair value method of accounting for stock-based compensation. Had we elected to recognize the cost of stock-based compensation based on the estimated fair value of stock options granted, net earnings (loss) would have been as follows for 2002:

2002
Year ended December 31	(Restated)

Pro forma net loss	$(1,481)
Pro forma basic loss per common share	$(8.26)
Pro forma diluted loss per common share	$(8.26)

     For 2004, an expense of $10 million (2003 – $3 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the fair value of stock options granted to employees in 2004 and 2003. For 2004, a transfer of $1 million (2003 – nil) was made from contributed surplus to common shares in respect of exercised options. The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the following assumptions:

Year ended December 31	2004	2003	2002

Stock price at grant date	$36.40	$20.85	$17.62
Exercise price	$36.40	$20.85	$17.62
Weighted-average fair value of options granted during the year	$10.37	$6.29	$5.92
Expected life of options (years)	3.4	3.0	3.0
Expected stock price volatility	35.0%	41.1%	44.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.5%	2.1%	3.6%

Note 20. Nature of operations and segment information

     We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario and Manitoba, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for development projects which include the Voisey’s Bay nickel-copper-cobalt project under development in the Province of Newfoundland and Labrador and the Goro nickel-cobalt project under development in the French Overseas Territory of New Caledonia.

     Net sales to customers by product were as follows:

Year ended December 31	2004	2003	2002

Primary nickel	$3,503	$2,109	$1,654
Copper	364	171	184
Precious metals	246	114	238
Cobalt	71	17	24
Other	94	63	61

	$4,278	$2,474	$2,161

     Net sales to customers include sales at market prices to affiliates in Taiwan and South Korea aggregating $759 million in 2004, $547 million in 2003 and $346 million in 2002. No single non-affiliated customer accounted for more than 10 per cent of total sales in 2004, 2003 or 2002. At December 31, 2004, accounts receivable included amounts due from affiliates of $202 million (2003 – $100 million; 2002 – $19 million).

Data by operating segments

	Finished products			Intermediates			Development Projects			Eliminations			Total
Year ended December 31	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
		(Restated)			(Restated)									(Restated)

Net sales to customers	$4,120	2,369	2,096	$158	105	65	$—	—	—	$—	—	—	$4,278	2,474	2,161
Intersegment sales	—	—	—	634	404	256	—	—	—	(634)	(404)	(256)	—	—	—

Net sales	$4,120	2,369	2,096	$792	509	321	$—	—	—	$(634)	(404)	(256)	$4,278	2,474	2,161

Earnings (loss) before income and mining taxes and minority interest by segment	$1,155	270	303	$430	190	70	$(220)	(18)	(2,353)	$(8)	(31)	(10)	$1,357	411	(1,990)

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses													128	118	86
Currency translation adjustments													85	177	5
Interest expense													24	44	50
Other income, net													(48)	(104)	(40)

Earnings (loss) before income and mining taxes and minority interest													$1,168	176	(2,091)

Depreciation and depletion	$186	167	188	$62	60	54	$—	—	—	$—	—	—	$248	227	242

Capital expenditures	$217	158	132	$119	45	42	$596	342	556	$—	—	—	$932	545	730

Identifiable assets at December 31	$2,793	2,496	2,098	$1,580	1,387	1,275	$5,387	4,648	4,011	$(54)	(46)	(15)	$9,706	8,485	7,369

Other assets													1,017	578	1,227

Total assets at December 31													$10,723	9,063	8,596

     Reference is made to Note 4 which discusses certain asset impairment charges included above under loss before income and mining taxes and minority interest for Development Projects.

     Other assets, which are not allocated to operating segments, consist of corporate assets, principally cash and cash equivalents, investments, deferred charges, pension assets and certain receivables.

Data by geographic location

	Net sales to customers			Property, plant and equipment
	year ended December 31			at December 31
	2004	2003	2002	2004	2003	2002
						(Restated)

Canada	$ 100	$71	$80	$5,634	$5,048	$4,567

United States	1,353	669	667	21	22	22
United Kingdom	691	357	443	20	26	24
Indonesia	158	104	65	1,166	1,108	1,125
New Caledonia	—	—	—	695	798	635
Japan	618	374	313	18	19	18
China	583	379	216	25	11	10
Other	775	520	377	1	1	—

Total foreign	4,178	2,403	2,081	1,946	1,985	1,834

Total	$4,278	$2,474	$2,161	$7,580	$7,033	$6,401

     Net sales to customers by geographic location are based on the location in which the sale originated.

Note 21. Financial instruments and commodities contracts

     The carrying values for all financial instruments and commodities contracts approximated fair values with the following exceptions:

December 31	2004		2003		2002
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	value	value	value	value	value	value

Financial assets:
Deferred charges and other assets, excluding pension asset (Note 12)	$147	$228	$93	$163	$70	$88
Financial liabilities:
Long-term debt including amount due within one year	1,658	1,889	1,512	1,724	1,643	1,686
Derivatives:
LME forward nickel contracts	—	16	—	30	—	7
Platinum put options	—	5	—	1	—	—
Platinum call options	—	(13)	—	(4)	—	—
Palladium fixed price swaps	—	1	—	1	—	10
Platinum fixed price swaps	—	(9)	—	(11)	—	(3)
Gold fixed price swaps	—	(2)	—	(2)	—	—
Fuel oil swaps	—	2	—	4	—	3
Forward currency contracts	14	52	—	47	—	62
Interest rate swaps	—	8	—	2	—	8

     The fair value of financial instruments at December 31 is based on relevant market information, the contractual terms of the applicable instrument or contract and, in some cases the application of a financial model. The fair value of investments, including debt securities and equity investments, is based on market prices at the reporting date for those or similar investments. The fair value of long-term debt, platinum put and call options, and the interest rate swaps are estimated based on market prices. The fair value of LME forward nickel, fuel oil swaps, palladium swaps, platinum swaps, gold swaps and forward currency contracts generally reflect the estimated amounts that we would receive (pay) to terminate such contracts at the reporting date, thereby taking into account the current unrealized gains or losses in respect of open contracts.

     In general, we do not use derivative instruments to hedge our exposure to fluctuating nickel prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products. In respect of these types of hedges, at December 31, 2004 we had outstanding LME forward contracts to purchase 6,426 tonnes of nickel during the 2005 to 2007 period at an average price of $11,824 per tonne ($5.36 per pound) and LME forward contracts to sell 1,464 tonnes of nickel during 2005 at an average price of $14,543 per tonne ($6.60 per pound).

     At December 31, 2004, we had outstanding put option contracts, giving us the right but not the obligation, to sell 114,000 troy ounces of platinum at an average price of $701 per troy ounce at various dates over the 2005 to 2008 period, and sold call option contracts, giving the buyer the right, but not the obligation, to purchase 114,000 troy ounces of platinum at an average price of $816 per troy ounce during the same time period.

     Depending on market conditions, we enter into precious metals hedging contracts with various financial counterparties. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals. At December 31, 2004, we had outstanding swap contracts to exchange payments on 9,390 troy ounces of palladium during 2005. Under the swap contracts, we receive a fixed price of $295 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2004, we had outstanding swap contracts to exchange payments on 42,828 troy ounces of platinum in aggregate over the period from 2005 to 2006. Under these swap contracts, we receive fixed prices at an average price of $648 per troy ounce and pay a floating price based on monthly average spot prices. At December 31, 2004, we had outstanding swap contracts to exchange payments on 29,956 troy ounces of gold in aggregate during 2005. Under these swap contracts, we receive fixed prices at an average price of $390 per troy ounce and pay a floating price based on monthly average spot prices.

     We use fuel oil swap contracts to hedge the effect of fuel oil price changes in respect of a portion of our energy requirements in Indonesia. Under these contracts, we receive or make payments based on the difference between a fixed and a floating price for fuel oil. At December 31, 2004, we had entered into swap contracts with financial institutions to exchange payments on 83,650 tonnes of fuel oil during 2005. Under the swap contracts, we pay fixed prices averaging $165 per tonne for fuel oil and receive a floating price based on monthly average spot price quotations.

     At December 31, 2004, we had outstanding forward currency contracts to purchase Aus.$300 million at average exchange rates of $0.670 during the 2005 to 2007 period. At December 31, 2004, we also had outstanding forward currency contracts to purchase GBP14 million at average exchange rates of 1.746 during 2005 and 2006. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs of the planned production facilities for the Goro project in New Caledonia. We also have outstanding forward currency contracts to purchase Aus.$45 million which are completely offset by forward currency contracts to sell Aus.$45 million. These contracts were originally engaged as a hedge of a portion of the future construction costs of the planned production facilities for the Goro project, however, due to changes in the scope and timing of construction, these contracts ceased to be effective. Total gains in the amount of $10 million were recorded in 2004 in Other Income relating to contracts that were either ineffective or for which we did not hedge account. We also recorded a gain of $9 million in Goro Project Suspension Costs in respect of euro denominated contracts which ceased to be effective as a result of the suspension of our Goro project.

     At December 31, 2004, we had outstanding forward currency contracts to purchase Cdn.$230 million at an average exchange rate of $0.749 during 2005. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs of the planned production facilities for the initial phase of the Voisey’s Bay project. We also had outstanding at December 31, 2004, forward currency contracts to purchase Cdn.$79 million at an average exchange rate of $0.840 during 2005 and 2006. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs of a capital asset at our Sudbury operations. In addition, at December 31, 2004 we had outstanding forward currency contracts to purchase Cdn.$170 million at an average exchange rate of $0.808 during 2005. The purpose of these contracts is to offset the foreign exchange risk associated with a portion of our Canadian denominated tax liability which is due in February 2005 in respect of the 2004 calendar year.

     As at December 31, 2004, we had an outstanding interest rate swap of a notional principal amount of $300 million on our 5.70% Debentures due 2015, whereby we receive a fixed rate of interest of 5.70 per cent and pay a floating rate at 0.57 per cent over 6-month LIBOR. We also had an interest rate swap of a notional principal amount of $400 million on our 7.75% Notes due 2012, whereby we receive a fixed rate of interest of 7.75 per cent and pay a floating rate at 3.25 per cent over 6-month LIBOR. In addition, we had an interest rate swap of a notional amount of $200 million on our term loan due 2011, whereby we initially receive a floating rate at 0.875 per cent over 3-month LIBOR and pay a fixed rate of 5.098 per cent.

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

     We had a limited recourse liability in respect of the sale of undivided interests in certain accounts receivable in the amount of $45 million at December 31, 2004.

Note 22. Commitments and contingencies

     (a) Commitments

     The following table summarizes as of December 31, 2004 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments due in
	2005	2006	2007	2008	2009	Thereafter

Purchase obligations (1)	$373	$40	$18	$6	$4	$19
Operating leases	35	25	16	6	2	2
Other	2	2	3	3	3	85

Total	$410	$67	$37	$15	$9	$106

(1) These purchase obligations largely relate to the Voisey’s Bay and Goro projects with the balance comprising routine orders to purchase goods and services at current operating locations.

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

     (b) Contingencies

     In the course of our operations, we are subject to routine claims and litigation incidental to our business, to various environmental proceedings, and to other litigation related to such business. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918 – 1984 period, (2) claims for personal injury, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operations.

     In connection with the Girardin Financing described under Note 14, we provided certain guarantees on behalf of Goro pursuant to which we guaranteed payments due from Goro of up to a maximum amount of $100 million (“Maximum Amount”) in connection with the Add-Back Indemnity. We also provided an additional guarantee covering the payments due from Goro of (a) amounts exceeding the Maximum Amount in connection with the Add-Back Indemnity and (b) certain other amounts payable by Goro under the Lease Agreement covering the Girardin Assets.

     We provided a guarantee covering certain termination payments due from Goro to the supplier under an electricity supply agreement (“ESA”) entered into in October 2004 for the Goro nickel-cobalt project. The amount of the termination payments guaranteed depends upon a number of factors, including whether any termination of the ESA is as a result of a default by Goro and the date on which an early termination of the ESA were to occur. If Goro defaults under the ESA, the termination payment could reach up to an amount of 145 million Euros. This maximum amount could be payable if termination of the ESA occurred prior to the anticipated start date for supply of electricity to the project. Once the supply of electricity under the ESA to the project begins, the guaranteed amounts will decrease over the life of the ESA.

Note 23. Supplemental information

     Supplemental information in connection with the Consolidated Statement of Cash Flows follows:

Year ended December 31	2004	2003	2002

Interest paid, net of capitalized interest	$25	$48	$38

Income and mining taxes paid (refunded), net	$94	$120	$(9)

Cash	$240	$42	$36
Cash equivalents	836	376	1,051

Cash and cash equivalents	$1,076	$418	$1,087

Note 24. Significant differences between Canadian and United States GAAP

     Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements are discussed below.

     The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	2004	2003	2002
Year ended December 31		(Restated)	(Restated)

Net earnings (loss) — Canadian GAAP	$612	$153	$(1,477)
Increased post-retirement benefits expense (a)	(39)	(37)	(23)
Unrealized currency translation losses on Voisey’s Bay project deferred income and mining tax liabilities (b)	(81)	(207)	(49)
Increased intangible assets amortization expense (c)	—	(2)	(2)
Increased research and development expense (d)	(17)	(5)	(6)
Decreased (increased) exploration expense (e)	1	(4)	(3)
Decreased (increased) asset impairment charges (f)	11	—	(961)
Increased interest expense (g)	(26)	(25)	(9)
Unrealized net gain (loss) on derivative instruments (h)	5	(1)	5
Increased income and mining tax expense (i)	—	(15)	—
Decreased (increased) minority interest (d) (e) (f)	(8)	1	2
Change in accounting policy (j)	—	—	1
Taxes on United States GAAP differences	21	30	144

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	479	(112)	(2,378)
Cumulative effect of a change in accounting principle (j)	—	(17)	(2)

Net earnings (loss) — United States GAAP	$479	$(129)	$(2,380)

Other comprehensive income (loss) (l):
Reclassification of net gain on derivatives designated as cash flow hedges (h)	(6)	(21)	(19)
Reclassification to earnings of net gain on derivatives due to ineffectiveness (h)	(9)	(8)	—
Changes in fair value of derivatives designated as cash flow hedges (h)	25	5	26
Unrealized gains on long-term investments (k)	11	68	17
Long-term investments reclassifications (k)	—	(18)	24
Marketable securities reclassifications (k)	—	—	(1)
Minimum additional pension liability adjustment (a)	(105)	(125)	(318)
Taxes on other comprehensive income (loss)	11	68	102

Other comprehensive loss — United States GAAP (l)	(73)	(31)	(169)

Comprehensive income (loss) — United States GAAP (l)	$406	$(160)	$(2,549)

Net earnings (loss) per share — Basic (m)
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$2.55	$(0.72)	$(13.15)
Cumulative effect of a change in accounting principle (j)	—	(0.09)	(0.01)

Net earnings (loss) per share — Basic (m)	$2.55	$(0.81)	$(13.16)

Net earnings (loss) per share — Diluted (m)
Net earnings (loss) per share before cumulative effect of a change in accounting principle — United States GAAP	$2.32	$(0.72)	$(13.15)
Cumulative effect of a change in accounting principle (j)	—	(0.09)	(0.01)

Net earnings (loss) per share — Diluted (m)	$2.32	$(0.81)	$(13.16)

     (a) Post-retirement benefits

     For Canadian reporting purposes, we amortize the excess of the net actuarial gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets over the expected average remaining service life of our employee group. For United States reporting purposes, we amortize all actuarial gains and losses systematically over the expected average remaining service life of employees.

     United States GAAP also requires the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a reduction in accumulated other comprehensive income. At December 31, 2004, the minimum additional pension liability would have been $1,141 million (2003 – $1,042 million; 2002 – $900 million) and the intangible pension asset would have been $78 million (2003 – $84 million; 2002 – $67 million), resulting in a $668 million reduction, after taxes, (2003 – $581 million; 2002 – $523 million) in accumulated other comprehensive income.

     (b) Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities

     In the second quarter of 2004, for United States GAAP reporting purposes we revised our accounting treatment for unrealized non-cash currency translation gains and losses arising from the translation into U.S. dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. We have concluded that, under United States GAAP, such currency translation gains and losses should be included in the determination of earnings. Previously, these unrealized non-cash currency translation gains and losses had been deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations were to commence. The impact of this revision, which has been accounted for retroactively by restating prior period results, was an increase in the unrealized currency translation losses of $81 million for 2004 (2003 – $207 million; 2002 – $49 million). The deficit at the beginning of 2004 has been increased by $171 million to reflect the cumulative impact of the revision to December 31, 2003.

     (c) Intangible assets

     Previously, we reported that, under United States GAAP, mineral rights were intangible assets with respect to balance sheet classification. During the second quarter of 2004, for United States GAAP the Emerging Issues Task Force (EITF) of the FASB released Issue No. 04-2 which reached the decision that mineral rights should be reported as tangible assets and disclosed as a separate component of property, plant and equipment. A FASB staff position paper dated April 30, 2004 also validated this change by means of amendments to Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. As a result of this change, we have reclassified, for United States GAAP purposes, intangible assets of $2,469 million from intangible assets to property, plant and equipment. We have also, effective January 1, 2004, ceased amortization of the residual value of intangible assets referred to in our 2003 Annual Report on Form 10-K, as amended.

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

     (f) Asset impairment charges

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

     Net earnings for 2004 under Canadian GAAP included an asset impairment charge in the amount of $201 million before income and mining taxes and minority interest. Reference is made to Note 4 above. This charge included the write-off of certain capitalized costs which, in accordance with (d) above, were previously expensed for United States GAAP purposes. In addition, it included an adjustment to reduce minority interest to nil. For United States GAAP, the asset impairment charge would decrease by $11 million. The adjustment to reduce minority interest to nil would also be adjusted with a corresponding increase to minority interest expense of $7 million.

     (g) Convertible debt

     Under Canadian GAAP, substantially all of our convertible debt is classified as an equity instrument. The convertible debt accretes over their respective terms to their value at maturity through periodic after-tax charges to retained earnings. Under United States GAAP, the convertible debt would be accounted for as debt and, accordingly, accretion charges and amortization of debt issuance costs would be recorded as interest expense. For United States GAAP, the convertible debt would be classified as current debt in the 12–month periods in advance of their special conversion dates and as long–term debt during the remainder of their term.

     (h) Derivative instruments

     Under United States GAAP, all derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value. A derivative must be designated in a hedging relationship in order to qualify for hedge accounting. These standards include a determination of what portions of hedges are deemed to be effective versus ineffective. In general, a hedging relationship is effective when a change in the fair value of the derivative is offset by an equal and opposite change in the fair value of the underlying hedged item. In accordance with these standards, effectiveness tests are performed in order to assess effectiveness and quantify ineffectiveness for all designated hedges. At December 31, 2004, we had outstanding fair value hedges and cash flow hedges. A fair value hedge is a hedge of the change in the fair value of an asset, liability or firm commitment. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. A cash flow hedge is a hedge of the exposure in variability in expected future cash flows that is attributable to a particular risk such as a forecasted purchase or sale. If a derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of the derivatives designated as hedges are recognized in earnings. Under Canadian GAAP, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. The requirements for documentation and effectiveness testing, however, are substantially the same under both Canadian and United States GAAP.

     LME forward nickel contracts are used to hedge the effect of fluctuations in the price of nickel with respect to sales of Inco-source nickel to customers for delivery three or more months in the future. These LME forward nickel contracts have been designated as fair value hedges in connection with firm sale commitments. For the year ended December 31, 2004, a loss of $0.1 million was charged to net sales due to the ineffectiveness of such outstanding fair value hedges and a gain/loss of $nil was charged to other income, net due to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2004, we had two interest rate swaps intended to manage the interest rate risk associated with a portion of our fixed-rate debt, which have been designated as fair value hedges. The interest rate swap changes our exposure to the change in fair value of certain debt by effectively converting a portion of our fixed-rate debt to/from a floating rate. We also had an interest rate swap outstanding to manage the variability in cash flows associated with changes in interest rates on a floating rate term loan, which has been designated as a cash flow hedge.

     Depending on market conditions, we enter into precious metals fixed price swap and option contracts and nickel option contracts with various financial counterparties who must meet certain established criteria. These contracts, which have been designated as cash flow hedges, are intended to provide certain minimum price realizations in respect of a portion of forecasted sales. We have also entered into forward currency contracts to hedge a portion of the future construction costs of our planned production facilities in New Caledonia, the Province of Newfoundland and Labrador and at our Ontario operations that will be denominated in currencies other than the U.S. dollar. In addition, we have also entered into fuel oil swaps to manage the cost of a portion of our energy requirements in Indonesia. For the year ended December 31, 2004, we recognized a net gain of $3 million in other income which represented the total ineffectiveness of our outstanding cash flow hedges. A gain of $9 million was credited to the charge for Goro project suspension costs due to hedged forecasted cash flows no longer qualifying as a cash flow value hedge. At December 31, 2004, $16 million of deferred net gains on derivative instruments recorded in other comprehensive income are expected to be reclassified to net sales during the next 12 months. The maximum term over which cash flows are hedged is 36 months.

     We also purchase and sell metals and foreign currencies which have not been specifically identified as hedges. With respect to metals, we use forward contracts to manage the price risk associated with copper, gold and purchases of nickel and copper from third parties to meet our customers’ requirements. With respect to foreign currencies, by virtue of our international operations, we conduct business in a number of foreign currencies other than the U.S. dollar. Our primary exchange risk is to changes in the value of the Canadian dollar, the currency in which a substantial portion of our costs are incurred, relative to the U.S. dollar. The impact of this risk is reduced by entering into forward contracts and foreign currency options which typically do not extend beyond one year. At December 31, 2004, unrealized net gains in respect of derivative instruments which were not specifically designated as hedges or not qualifying for hedge accounting under United States GAAP amounted to $2 million.

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

     (j) Asset retirement obligations

     Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 143, Accounting for Asset Retirement Obligations and CICA 3110, Asset Retirement Obligations, which are substantially identical. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over either the straight line method and the units-of-production method assuming estimated proven and probable ore reserves depending on the nature of the asset being retired. The cumulative effect of adopting SFAS No. 143 was an increase to our deficit of $17 million, or 10 cents per share, in 2003, which is shown as a cumulative effect of a change in accounting principle. As at January 1, 2003, property, plant and equipment increased by $39 million, deferred income and mining taxes decreased by $11 million, and asset retirement obligations increased by $67 million. For Canadian GAAP, financial results of comparative periods have been restated.

     (k) Investments

     United States accounting standards for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income. At December 31, 2004, deferred charges and other assets would have increased by $80 million (2003 – $69 million; 2002 – $19 million) and accumulated other comprehensive loss would have decreased by $80 million (2003 – $69 million; 2002 – $19 million) before taxes.

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

     (m) Earnings (loss) per share

     The computation of basic and diluted earnings (loss) per share under United States GAAP was as follows:

Year ended December 31	2004	2003	2002

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$479	$(129)	$(2,380)
Dividends on preferred shares	—	(6)	(26)
Premium on redemption of preferred shares	—	(15)	—

Net earnings (loss) applicable to common shares	$479	$(150)	$(2,406)

Denominator:
Weighted-average common shares outstanding (thousands)	187,550	184,500	182,830

Basic earnings (loss) per common share	$2.55	$(0.81)	$(13.16)

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$479	$(150)	$(2,406)
Dilutive effect of:
Convertible debentures	8	—	—

Net earnings (loss) applicable to common shares, assuming dilution	$487	$(150)	$(2,406)

Denominator:
Weighted-average common shares outstanding (thousands)	187,550	184,500	182,830
Dilutive effect of:
Convertible debentures	17,440	—	—
Stock options	1,426	—	—
Warrants	3,740	—	—

Weighted-average common shares outstanding, assuming dilution	210,156	184,500	182,830

Diluted earnings (loss) per common share	$2.32	$(0.81)	$(13.16)

     At December 31, 2004, convertible debt which is convertible into nil Common Shares (2003 – 17,440,696; 2002 – 9,705,111), options on nil Common Shares (2003 – 4,572,605; 2002 – 7,476,506), Preferred Shares convertible into nil Common Shares (2003 – nil; 2002 – 11,277,868) and Warrants exercisable for nil Common Shares (2003 – 11,023,064; 2002 – 11,023,497) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.

     (n) Stock-based compensation

     We adopted a new accounting standard of the CICA in respect of stock-based compensation in 2003. This new standard is substantially identical to United States GAAP. For further information, reference is made to Note 2(e). Had we elected to recognize the cost of our stock-based compensation based on the estimated fair value of stock options granted, our United States GAAP proforma results would have been as follows:

Year ended December 31	2002

Pro forma net loss	$(2,384)

Pro forma net loss per common share
Basic	$(13.18)
Diluted	$(13.18)

     The fair value of each stock option granted is estimated on the date of grant using an option pricing model with the assumptions noted in Note 19.

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

	Canadian GAAP			United States GAAP
	2004	2003	2002	2004	2003	2002
Year ended December 31		(Restated)	(Restated)

Net earnings (loss)
First quarter	$255	$33	$12	$261	$(55)	$5
Second quarter	(14)	64	(1,581)	(2)	(278)	(2,504)
Third quarter	148	(23)	93	64	(35)	128
Fourth quarter	223	79	(1)	156	239	(9)

Year	$612	$153	$(1,477)	$479	$(129)	$(2,380)

Net earnings (loss) per common share
Basic	$3.22	$0.68	$(8.24)	$2.55	$(0.81)	$(13.16)
Diluted	$2.99	$0.66	$(8.24)	$2.32	$(0.81)	$(13.16)

	Canadian GAAP			United States GAAP
	2004	2003	2002	2004	2003	2002
December 31		(Restated)	(Restated)

Assets:
Accounts receivable	601	435	251	636	474	289
Property, plant and equipment	7,580	7,033	6,401	6,444	3,500	3,092
Intangible assets	—	—	—	—	2,467	2,469
Deferred charges and other assets	569	319	208	320	256	141
Liabilities:
Long-term debt due within one year	107	103	97	107	92	97
Other accrued liabilities	399	332	210	405	369	217
Long-term debt	1,551	1,409	1,546	2,194	2,035	1,781
Deferred income and mining taxes	1,879	1,706	1,350	1,291	1,115	872
Post-retirement benefits	671	603	475	1,532	1,522	1,304
Asset retirement obligations	171	141	119	171	141	52
Minority interest	529	442	385	527	432	376
Shareholders’ equity:
Convertible debt	619	606	238	—	—	—
Retained earnings (deficit)	397	(206)	(331)	(665)	(1,144)	(994)
Accumulated other comprehensive loss	—	—	—	(589)	(516)	(485)

Changes in retained earnings and accumulated other comprehensive loss under United States GAAP were as follows:

Year ended December 31	2004	2003	2002

Retained earnings (deficit) at beginning of year	$(1,144)	$(994)	$1,412
Net earnings (loss)	479	(129)	(2,380)
Preferred dividends	—	(6)	(26)
Premium on redemption of preferred shares	—	(15)	—

Retained earnings (deficit) at end of year	$(665)	$(1,144)	$(994)

Accumulated other comprehensive loss at beginning of year	$(516)	$(485)	$(316)
Other comprehensive loss	(73)	(31)	(169)

Accumulated other comprehensive loss at end of year	$(589)	$(516)	$(485)

Recent Accounting Pronouncements

     Effective January 1, 2006, we will adopt, for United States reporting purposes, SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. Under SFAS No. 151, abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. We do no anticipate that the application of SFAS No. 151 will have a material impact on our results of operation.

     Effective January 1, 2005, on a retroactive basis, we will adopt revisions to SFAS No. 128, Earnings Per Share. The revisions relate primarily to (1) the use of year to date weighted average prices when applying the treasury stock method and (2) if an instrument can be settled in cash or shares, an entity should assume that the instrument will be settled in shares, if share settlement is more dilutive. Currently, with respect to our LYON Notes, we presume cash settlement and therefore, this instrument is not considered in the calculation of diluted earnings per share. The impact of adopting these revisions will be a decrease in diluted earnings per share for the year ended December 31, 2004 of 10 cents per share (2003 – nil; 2002 – nil).

     For United States GAAP reporting purposes only, effective December 31, 2004, we retroactively adopted EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. This abstract addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. The EITF reached a consensus that all shares issuable upon conversion of contingently convertible debt securities should be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features for conversion have been met. Previously, the dilutive effect of contingently convertible debt securities were included in diluted earnings per share computations if the conditions under which such debt securities are convertible into common shares have been met. We currently have two issues of contingently convertible debt securities outstanding to which the new abstract applies, our Convertible Debentures due 2023 and our 3 1/2% Subordinated Convertible Debentures due 2052 (See Note 15). The concepts of EITF 04-8 have not yet been adopted for Canadian GAAP purposes and represents a Canadian-U.S. GAAP difference for 2004.

     In December 2003, the FASB issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN-46”) to be effective for financial statements issued after December 31, 2003. FIN-46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability corporation or any other legal structure used to conduct activities or hold assets that either (1) has insufficient equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN-46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs the majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’S assets, liabilities and non-controlling interests and subsequently account for the VIE as if it were consolidated based on majority voting interest. The effect of adopting the provisions of FIN-46 is to increase assets and liabilities by approximately $41 million as at December 31, 2004. Reference is made to Note 14 to Consolidated Financial Statements for further information.

SCHEDULE VIII

INCO LIMITED AND SUBSIDIARIES
VALUATION ACCOUNTS AND RESERVES
(in thousands)

		Additions	Deductions
	Balance at	Charged to	For Accounts	Balance
	Beginning	Costs and	Receivable	at End
	of Year	Expenses	Written Off	of Year

Year ended December 31, 2004
Allowance for doubtful accounts	$15,406	$7	$14,542	$871

Year ended December 31, 2003

Allowance for doubtful accounts	$17,456	$636	$2,686	$15,406

Year ended December 31, 2002

Allowance for doubtful accounts	$3,875	$13,619	$38	$17,456

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions of United States dollars except per share amounts)
2004
Net sales	$1,094	$992	$1,031	$1,161	$4,278
Net earnings (loss)	$255	$(14)	$148	$223	$612
Net earnings (loss) per common share
Basic	$1.35	$(0.09)	$0.78	$1.17	$3.22
Diluted	$1.26	$(0.09)	$0.73	$1.06	$2.99

2003 (Restated) (1)
Net sales	$593	$599	$450	$832	$2,474
Net earnings (loss)	$33	$64	$(23)	$79	$153
Net earnings (loss) per common share
Basic	$0.06	$0.34	$(0.13)	$0.42	$0.68
Diluted	$0.05	$0.34	$(0.13)	$0.38	$0.66

(1) Reference is made to Note 2 to the financial statements under Item 8 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.

     As of the end of the period covered by this Report, an evaluation was carried out by Inco’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Inco Limited

     The information under “Election of Directors”, “Information Regarding the Board and Board Committees – Board Committees”, and “Audit Committee Report” in Inco’s Proxy Circular and Statement dated February 18, 2005 (the “2005 Proxy Statement”), filed as Exhibit 99 hereto, is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

     Inco has adopted a Code of Ethics for Financial Personnel governing its senior officers and employees with financial reporting and related responsibilities and has posted such code on its web site, www.inco.com. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics for Financial Personnel and any waiver applicable to our senior financial officers and our executive officers or directors. We have also posted on our website the Board of Directors’ Guidelines on Corporate Governance and the charters of our Audit Committee, Corporate Governance and Nominating Committee, Management and Resources and Compensation Committee, Pension Committee, Environment, Health and Safety Committee and Capital Projects Committee. Any of the foregoing documents are available in print upon request of any shareholder to our investor relations personnel through our website or by telephone at (416) 361-7670.

Item 11. Executive Compensation

     The information under “Executive Compensation”, “Report on Executive Compensation” and “Comparative Shareholder Return” in the 2005 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

     The information under “Ownership of Securities” in the 2005 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Executive Officers of Inco Limited” and “Securities Authorized for Issuance under Equity Compensation Plans” above.

Changes in Control

     There are no arrangements known to Inco the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accountant Fees and Services

     The information under “Auditors’ Fees” in the 2005 Proxy Statement is incorporated herein by reference to such information.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.				List of Financial Statements Included under Item 8 of this Report Auditors’ Report
Consolidated Statement of Earnings
Consolidated Statement of Retained Earnings
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Financial Information (unaudited)

(a)2.				List of Financial Statement Schedules included under Item 8 of this Report Schedule VIII – Valuation accounts and reserves

(a)3.				Exhibits

	(3)	(i)		Restated Articles of Incorporation of Inco Limited dated May 7, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Originally Filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

		(ii)	(a)	General By-law No. 1 of Inco Limited as amended to February 3, 2004 (incorporated by reference to Exhibit 3(ii)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

			(b)	Standing Resolution of Inco Limited as amended to February 3, 2004 (incorporated by reference to Exhibit 3(ii)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

	(4)	(i)	(a)	Reference is made to(3)(i) and (ii) above

			(b)	Warrant Agreement dated December 1, 2000 among Inco Limited, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively (incorporated by reference to the Registration Statement on Form F-10 (File No. 333-12748) as filed with the Commission on December 7, 2000)

			(c)	Shareholder Rights Plan Agreement dated as of September 14, 1998, as amended and restated as of April 20, 2005, between Inco Limited and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Exhibit A to the 2005 Proxy Statement attached as Exhibit 99 to this Report on Form 10)

		(ii)		Inco Limited hereby agrees to furnish to the Commission a copy of any instrument relating to outstanding long-term debt of the Company upon request of the Commission

	(10)		(a)	Voisey’s Bay Development Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K dated October 7, 2002)

			(b)	Voisey’s Bay Industrial and Employment Benefits Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(ii) to the Company’s Current Report on Form 8-K dated October 7, 2002)

			(c)	2002 Non-Employee Director Share Option Plan (incorporated by reference to Exhibit B to Inco Limited’s 2002 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

			(d)	2005 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the 2005 Proxy Statement attached as Exhibit 99 to this Report on Form 10)

			(e)	2001 Key Employees Incentive Plan (incorporated by reference to Exhibit A to Inco Limited’s 2001 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

			(f)	1997 Key Employees Incentive Plan (incorporated by reference to Exhibit A to Inco Limited’s 1997 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1143))

			(g)	1993 Key Employees Incentive Plan (incorporated by reference to the Prospectus in Registration Statement No. 33-71298)

	(h)	1998 Non-Employee Director Share Ownership Plan (incorporated by reference to Exhibit 10(g) to Inco Limited’s Annual Report on Form 10-K for the year ended December 31, 2001)

	(i)	Forms of two Agreements, each dated as of between March 23, 1998 and December 3, 2002 between certain executive officers of Inco Limited (all executive officers in the case of the form of Agreement referred to in (2) below and S.M. Hand, R.C. Aelick S.F. Feiner, P.J. Goudie, F.S. Hakimi, P.C. Jones and L. Kruger in the case of the form of Agreement referred to in (1) below) and Inco Limited covering severance payments and continuation of certain benefits in the event of (1) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary or (2) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary within two years following a change in control (as defined in such agreements) (incorporated by reference to Exhibit 10(iii)(A) to Inco Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-1143))

	(j)	Description of Inco Limited’s Management Incentive Plans (incorporated by reference to the first paragraph under “Management Incentive Plans” in the 2005 Proxy Statement)

	(k)	Electricity Supply Agreement dated October 28, 2004 between Enercal S.A. and Goro Nickel S.A. relating to the supply of electricity by Enercal to Goro Nickel for the Goro project.

	(l)	Lease Agreement dated December 30, 2004 between GNiFi as lessor and Goro Nickel S.A. as lessee under which GNiFi will lease to Goro Nickel S.A. a portion of the Goro project processing plant which is financed under French tax legislation (the Girardin Act).

	(m)	Construction Agreement dated December 30, 2004 between GNiFi as owner and Goro Nickel S.A. as project manager under which Goro Nickel S.A. has been appointed as construction agent on behalf of GNiFi to purchase, construct and commission a portion of the Goro project processing plant which is financed under French tax legislation (the Girardin Act).

	(n)	Contract of Work between the Government of the Republic of Indonesia and P.T. International Nickel Indonesia Tbk, consisting of (i) Agreement on Modification and Extension of 1968 Contract of Work dated January 15, 1996; (ii) Contract of Work dated as of July 27, 1968, and (iii) Memorandum of Understanding dated January 15, 1996 Relating to Agreement on Modification and Extension of 1968 Contract of Work dated January 15, 1996.

(21)		Subsidiaries of Inco Limited

(23)		Consents of Lawrence B. Cochrane, Robert A. Horn, Robert C. Osborne, S. Nicholas Sheard and Olivier Tavchandjian, each as a Qualified Person named in this Report pursuant to National Instrument 43-101 issued by the Canadian Securities Administrators

(24)	(a)	Powers of Attorney

	(b)	Resolution of the Board of Directors

(31)		Rule 13a-14(a)/15d-14(a) Certifications

(32)		Section 1350 Certifications

(99)		2005 Proxy Statement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, on the 14th day of March, 2005.

INCO LIMITED (Registrant)

By:	(Signed) STUART F. FEINER

Stuart F. Feiner
Executive Vice-President,
General Counsel & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2005.

Signature	Title

(Signed) SCOTT M. HAND	Chairman and Chief Executive Officer
and Director
Scott M. Hand	(Principal Executive Officer)

(Signed) FAROKH S. HAKIMI	Executive Vice-President and
Chief Financial Officer
Farokh S. Hakimi	(Principal Financial Officer)

(Signed) RONALD A. LEHTOVAARA	Vice-President and Comptroller
(Principal Accounting Officer)
Ronald A. Lehtovaara

Signature	Title

*GLEN A. BARTON	Director

(Glen A. Barton)

*ANGUS A. BRUNEAU	Director

(Angus A. Bruneau)

*RONALD C. CAMBRE	Director

(Ronald C. Cambre)

*JANICE K. HENRY	Director

(Janice K. Henry)

*CHAVIVA M. HOŠEK	Director

(Chaviva M. Hošek)

*PETER C. JONES	Director

(Peter C. Jones)

*JOHN T. MAYBERRY	Director

(John T. Mayberry)

*DAVID P. O’BRIEN	Director

(David P. O’Brien)

*ROGER PHILLIPS	Director

(Roger Phillips)

*JAMES M. STANFORD	Director

(James M. Stanford)

(Signed) EDWARD A. STEEN	Authorized Representative in the
United States
Edward A. Steen
International Nickel, Inc.
Park 80 West, Plaza Two
Saddle Brook, NJ 07663

* Pursuant to powers of attorney executed by the directors named above whose names are preceded by an asterisk, Stuart F. Feiner, as attorney-in-fact, does hereby sign this Report on behalf of each of such directors, in each case in the capacity of director, on the 14th day of March, 2005.

(Signed) STUART F. FEINER

Stuart F. Feiner, attorney-in-fact

Consent of Independent Auditors

     We hereby consent to the incorporation by reference the Registration Statements on Form S-3 (Nos. 33-22435 and 33-50816), on Form S-8 (Nos. 33-71298, 333-7798, 333-13714 and 333-98601) and on Form F-10 (Nos. 333-13470, 333-12588, 333-104688 and 333-104687) of Inco Limited of our report dated February 14, 2005 relating to the financial statements, the financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting which appears in this Annual Report on Form 10-K. We also consent to the reference to us under the heading “Experts” in each such Registration Statement on Form S-3 and Form F-10.

PRICEWATERHOUSECOOPERS LLP
Chartered Accountants
Toronto, Ontario
March 14, 2005

INCO LIMITED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit No.		Exhibit
10	(k)	Electricity Supply Agreement dated October 28, 2004 between Enercal S.A. and Goro Nickel S.A relating to the supply of electricity by Enercal to Goro Nickel for the Goro project

10	(l)
Lease Agreement dated December 30, 2004 between GNiFi as lessor and Goro Nickel S.A. as lessee under which GNiFi will lease to Goro Nickel a portion of the Goro project processing plant which is financed under French tax legislation (the Girardin Act)

10	(m)
Construction Agreement dated December 30, 2004 between GNiFi as owner and Goro Nickel S.A. as project manager under which Goro Nickel has been appointed as construction agent on behalf of GNiFi to purchase, construct and commission a portion of the Goro project processing plant which is financed under French tax legislation (the Girardin Act)

10	(n)
Contract of Work between the Government of the Republic of Indonesia and P.T. International Nickel Indonesia Tbk, consisting of (i) Agreement on Modification and Extension of 1968 Contract of Work dated January 15, 1996; (ii) Contract of Work dated as of July 27, 1968, and (iii) Memorandum of Understanding dated January 15, 1996 Relating to Agreement on Modification and Extension of 1968 Contract of Work dated January 15, 1996.

21		Subsidiaries of Inco Limited

23		Consent of Independent Auditors

23		Consents of Lawrence B. Cochrane, Robert A. Horn, Robert C. Osborne, S. Nicholas Sheard and Olivier Tavchandjian, each as a Qualified Person named in this Report pursuant to National Instrument 43-101

24	(a)	Powers of Attorney

24	(b)	Resolution of the Board of Directors of the Registrant

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications

99		Proxy Circular and Statement dated February 18, 2005 [1]

[1]	Portions of the Proxy circular and Statement are incorporated by reference in Part III of this Report.