Form 10-Q
period 2005-03-31
INCO LTD
filed 2005-04-29
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005
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
      Common Shares outstanding at March 31, 2005: 189,002,037 shares, no par value.
      * Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Earnings
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
(in millions of United States dollars except per share amounts)
Revenues
Net sales	$1,121	$1,094
Other income, net (Note 3)	1	5

	1,122	1,099

Costs and expenses (income)
Cost of sales and other expenses, excluding depreciation and depletion	603	557
Depreciation and depletion	61	57
Selling, general and administrative	43	34
Research and development	7	9
Exploration	9	6
Currency translation adjustments	(5)	(15)
Interest expense	7	11
Goro project suspension	—	(6)

	725	653

Earnings before income and mining taxes and minority interest	397	446
Income and mining taxes (Note 4)	82	158

Earnings before minority interest	315	288
Minority interest (Note 14)	2	34

Net earnings	$313	$254

Net earnings per common share (Note 7)
Basic	$1.66	$1.36

Diluted	$1.43	$1.20

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Retained Earnings (Deficit)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
(in millions of United States dollars)
Retained earnings (deficit) at beginning of period, as previously reported	$397	$(206)
Change in accounting policy (Note 2)	(7)	(9)

Retained earnings (deficit) at beginning of year, as restated	390	(215)
Net earnings	313	254

Retained earnings at end of period	$703	$39

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2005	2004

		(Restated)
(in millions of United States dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 12)	$928	$1,076
Accounts receivable	763	601
Inventories (Note 12)	890	834
Other	91	63

Total current assets	2,672	2,574
Property, plant and equipment (Note 12)	7,725	7,587
Deferred charges and other assets	617	576

Total assets	$11,014	$10,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$120	$107
Accounts payable	300	331
Accrued payrolls and benefits	198	208
Other accrued liabilities	468	399
Income and mining taxes payable	57	279

Total current liabilities	1,143	1,324
Deferred credits and other liabilities
Long-term debt (Note 2)	1,721	1,761
Deferred income and mining taxes	1,880	1,891
Post-retirement benefits	678	671
Asset retirement obligation (Note 6)	174	171
Other deferred credits	57	58

Total liabilities	5,653	5,876

Minority interest (Note 14)	691	529

Commitments and contingencies (Note 10)
Shareholders’ equity
Convertible debt (Notes 2 and 8)	418	418

Common shareholders’ equity
Common shares issued and outstanding 189,002,037 (2004 — 188,133,439 shares) (Note 7)	2,916	2,891
Warrants (Note 9)	62	62
Contributed surplus (Note 13)	571	571
Retained earnings	703	390

	4,252	3,914

Total shareholders’ equity	4,670	4,332

Total liabilities and shareholders’ equity	$11,014	$10,737

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
(in millions of United States dollars)
Operating activities
Earnings before minority interest	$315	$288
Items not affecting cash
Depreciation and depletion	61	57
Deferred income and mining taxes	(5)	14
Other	12	6
Contributions greater than post-retirement benefits expense	(14)	(5)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(12)	(59)
Inventories	(56)	(97)
Accounts payable and accrued liabilities	43	42
Income and mining taxes payable	(225)	168
Other	(28)	(34)

Net cash provided by operating activities	91	380

Investing activities
Capital expenditures	(226)	(139)
Other	—	(28)

Net cash used for investing activities	(226)	(167)

Financing activities
Repayments of long-term debt	(48)	(46)
Long-term borrowings	16	—
Common shares issued	20	12
Dividends paid to minority interest	(1)	—
Other	—	(1)

Net cash used for financing activities	(13)	(35)

Net increase (decrease) in cash and cash equivalents	(148)	178
Cash and cash equivalents at beginning of period	1,076	418

Cash and cash equivalents at end of period	$928	$596

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation
      The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 15 for significant differences between Canadian GAAP and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2.	Changes in Accounting Policies

(a)	Convertible Debentures
      Effective January 1, 2005, on a retroactive basis, we adopted revisions to Canadian Institute of Chartered Accountants (CICA) Section 3860, Financial Instruments — Disclosure and Presentation. The revisions relate to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument is bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON Notes, Convertible Debentures due 2023 (“Convertible Debentures”) and 3 1/2% Subordinated Convertible Debentures due 2052 (“Subordinated Debentures”) which are currently treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities. The impact on our balance sheet as at December 31, 2004 was an increase in long-term debt of $210 million, an increase in deferred income and mining taxes of $11 million, a decrease in convertible debt classified as equity of $201 million, an increase in deferred charges of $7 million and a reduction in retained earnings of $13 million. In addition, as the revisions resulted in the retroactive restatement of our interest expense, there was an increase in the amount of interest capitalized in respect of our development projects. The impact in respect of the adjustment to capitalized interest was an increase in property, plant and equipment of $7 million; an increase in deferred income and mining taxes of $1 million and an increase in retained earnings of $6 million.
      The bifurcation was prepared by calculating the fair value of debt and assigning the excess to equity. The excess relates to the value of the conversion feature and put options applicable to the particular convertible debt security. The fair value determination assumes that the particular convertible debt security will mature and be payable in accordance with its applicable maturity date or end of its stated term, which term ends, in the case of our LYON Notes, in March 2021, in March 2023 in the case of our Convertible Debentures, and in March 2052 for our Subordinated Debentures. During January 2005, the Emerging Issues Committee (EIC) of the CICA issued guidance on the methodology for bifurcating the securities. This guidance was subsequently retracted in February 2005. We understand that the EIC plans to consider further this issue and that a change in the methodology for bifurcating our convertible debt securities may be necessary in the future. If, for example, we bifurcated our convertible debt securities assuming a period ending prior to their maturity date, the impact would be a greater allocation to debt than equity. At such time as there is a new pronouncement from the EIC, we will evaluate the need for change, if any, in such bifurcation and any other requirements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(b)	Earnings Per Share
      Effective January 1, 2005, on a retroactive basis, we adopted revisions to CICA Section 3500, Earnings Per Share. The revisions relate primarily to (1) the use of year to date weighted average share prices when applying the treasury stock method and (2) instruments where, if an instrument can be settled in cash or shares, an entity should assume that the instrument will be settled in shares if share settlement is more dilutive. In 2004 and prior years, we presumed, with respect to our LYON Notes, cash settlement and, accordingly, this instrument was not considered in the calculation of diluted earnings per share. The impact of adopting these revisions was a decrease in diluted earnings per share for the three months ended March 31, 2004 of five cents per share.

Note 3.	Other Income, net
      Other income, net is comprised of the following:

	Three Months Ended
	March 31,

	2005	2004

Interest and dividend income	$7	$3
Earnings (loss) from affiliates accounted for using the equity method	(1)	3
Losses from derivative positions in metals	—	(4)
Other	(5)	3

Other income, net	$1	$5

Note 4.	Income and Mining Taxes
      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rates was as follows:

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rate	$154	$178
Resource and depletion allowances	(17)	(24)

Adjusted income taxes	137	154
Mining taxes	15	24

	152	178
Currency translation adjustments	(4)	(6)
Currency translation adjustments on long-term debt	(2)	(5)
Non-taxable gains	(11)	(4)
Tax rate changes	—	9
Foreign tax rate differences	(13)	(18)
Prior year adjustments	(42)	—
Other	2	4

Effective income and mining taxes	$82	$158

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 5.	Post-retirement Benefit Obligations
      Employer contributions in respect of our defined benefit plans during the first quarter of 2005 were $46 million (2004: $37 million). For the year ending December 31, 2005, we currently expect that such employer contributions, including voluntary contributions, will amount to approximately $160 million.
      Post-retirement benefits expense included the following components:

			Post-retirement
			Benefits Other
	Pension Benefits		than Pensions

	Three Months Ended March 31,

	2005	2004	2005	2004

Service cost	$10	$10	$2	$2
Interest cost	41	39	14	13
Expected return on plan assets	(44)	(42)	—	—
Amortization of actuarial and investment losses	16	15	4	3
Amortization of unrecognized prior service costs	3	4	—	—

Defined benefit pension and post-retirement benefits other than pension expense	26	26	20	18
Defined contribution pension expense	1	1	—	—

Post-retirement benefits expense	$27	$27	$20	$18

Note 6.	Asset Retirement Obligation
      The following table shows the movement in the long-term liability for our asset retirement obligation:

Amount

December 31, 2004	$171
Accretion expense	3

March 31, 2005	$174

Note 7.	Common Shares and Earnings per Common Share
      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number of
	Shares	Amount

December 31, 2004	188,133,439	$2,891
Options exercised	806,194	20
Warrants exercised	706	—
Shares issued under incentive plan	61,698	2
Transfer from contributed surplus in respect of options exercised	—	3

March 31, 2005	189,002,037	$2,916

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
Basic earnings per share computation
Numerator:
Net earnings applicable to common shares	$313	$254

Denominator:
Weighted-average common shares outstanding (in thousands)	188,398	187,222

Basic earnings per common share	$1.66	$1.36

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$313	$254
Dilutive effect of:
Convertible debt	4	3

Net earnings applicable to common shares, assuming dilution	$317	$257

Denominator:
Weighted-average common shares outstanding (in thousands)	188,398	187,222
Dilutive effect of:
Convertible debt	29,078	20,369
Stock options	561	1,540
Warrants	3,791	4,156

Weighted-average common shares outstanding, assuming dilution (in thousands)	221,828	213,287

Diluted earnings per common share	$1.43	$1.20

Note 8.	Convertible Debt
      As discussed in Note 2(a), we have changed our accounting for our convertible debt securities and have bifurcated these instruments between debt and equity. The assumption used in the determination of debt was that each instrument would remain outstanding until its specific maturity date or the end of its stated term had been reached. We understand that the EIC of the CICA is currently deliberating on this issue and a change may be made should the EIC determine that a different methodology is more appropriate. At March 31, 2005, the following represents the split between debt and equity of our convertible debt securities on our balance sheet:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

Long-term debt, including current portion	$111	$109	$104	$324
Equity	148	148	122	418

Total	$259	$257	$226	$742

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 9.	Warrants
      Changes in warrants were as follows:

	Number of
	Warrants	Amount

December 31, 2004	11,022,758	$62
Warrants exercised	(706)	—

March 31, 2005	11,022,052	$62

Note 10.	Commitments and Contingencies

(a)	Commitments
      The following table summarizes as of March 31, 2005 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments Due in

	2005	2006	2007	2008	2009	Thereafter

Purchase obligations(1)	$641	$274	$96	$58	$55	$23
Operating leases	26	26	17	7	2	2
Other	2	2	3	3	3	87

Total	$669	$302	$116	$68	$60	$112

(1)	These purchase obligations largely relate to the Voisey’s Bay and Goro projects with the balance comprising routine orders to purchase goods and services at current operating locations and currently estimated purchases of certain intermediate products.

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
      Data by operating segments as of and for the period indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended March 31,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

						(Restated)				(Restated)
Net sales to customers	1,087	1,056	34	38	—	—	—	—	1,121	1,094
Intersegment sales	—	—	137	154	—	—	(137)	(154)	—	—

Net sales	1,087	1,056	171	192	—	—	(137)	(154)	1,121	1,094

Earnings (loss) before income and mining taxes and minority interest by segment	348	368	85	118	—	(4)	(3)	(25)	430	457

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									32	20
Currency translation adjustments									(5)	(15)
Interest expense									7	11
Other income, net									(1)	(5)

Earnings before income and mining taxes and minority interest									397	446

Identifiable assets at March 31, 2005 and December 31, 2004	3,043	2,793	1,557	1,580	5,521	5,394	(57)	(54)	10,064	9,713

Other assets									950	1,024

Total assets at March 31, 2005 and December 31, 2004									11,014	10,737

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 12.	Supplemental Information
      The following represents certain supplemental information in connection with our Consolidated Balance Sheet:

	March 31,	December 31,
	2005	2004

Cash	$306	$240
Cash equivalents	622	836

Cash and cash equivalents	$928	$1,076

Finished metals	$252	$228
In-process metals	549	511
Supplies	89	95

Inventories	$890	$834

		(Restated)

Property, plant and equipment, at cost	$12,410	$12,227
Accumulated depreciation and depletion	4,685	4,640

Property, plant and equipment, net	$7,725	$7,587

      Capitalized interest costs included in capital expenditures were $24 million in the first three months of 2005 (2004: $14 million).

Note 13.	Stock Compensation Plans
      For the three months ended March 31, 2005, an expense of $3 million (2004: $3 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the vested portion of the fair value of stock options granted to employees in 2004 and 2005. A transfer of $3 million (2004: nil) was made from contributed surplus to common shares in respect of exercised options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Stock price at grant date	$39.67	$36.40
Exercise price	$39.67	$36.40
Weighted-average fair value of options granted during the period	$12.21	$10.37
Expected life of options (years)	3.6	3.4
Expected dividend yield	—%	—%
Expected stock price volatility	34.8%	35.0%
Risk-free interest rate	3.6%	2.5%

Note 14.	Sale of Interests in Goro Nickel S.A.S. (“Goro Nickel”)
      (a) For the first quarter of 2005, minority interest included a recovery in Goro Nickel of $25 million, reflecting the recovery of losses previously taken by us due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the previously announced impairment charge associated with the Goro project recorded in the second quarter of 2004. Excluding this recovery, minority interest would have been $27 million, attributable principally to PT International Nickel Indonesia Tbk.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      (b) On February 18, 2005, a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel.
      On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total approximately $150 million for the 21 per cent interest. This amount included their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005, setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent interest in Goro Nickel and the right to elect one director so long as it holds at least an 8 per cent interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the SPMSC Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under this shareholders agreement Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, the parties also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and product offtake agreements under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subsidiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production).
      The transaction with Sumitomo Metal Mining, Mitsui and Sumic Nickel, which had no significant effect on our net earnings for the first quarter of 2005, was substantially completed as of March 31, 2005 and, accordingly, the sale of 21 per cent of Goro Nickel was recorded in our first quarter 2005 financial statements. Subsequent to this transaction, the shares of Goro Nickel are held 69 per cent by Inco Limited, 21 per cent by Sumic Nickel and 10 per cent by SPMSC.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 15.	Significant Differences Between Canadian and United States GAAP
      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and United States GAAP, insofar as they affect our consolidated financial statements are discussed below.
      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Three Months Ended March 31,	2005	2004

		(Restated)
Net earnings — Canadian GAAP	$313	$254
Increased post-retirement benefits expense (a)	(11)	(10)
Increased research and development expense (b)	(6)	(2)
Increased exploration expense (c)	—	(1)
Increased interest expense (d)	(5)	(3)
Unrealized net gain (loss) on derivative instruments (e)	(9)	3
Unrealized currency translation gains on Voisey’s Bay project deferred income and mining tax liabilities (f)	6	16
Decreased minority interest expense	7	—
Taxes on United States GAAP differences	1	5

Net earnings — United States GAAP	296	262

Other comprehensive income (loss) (h):
Reclassification of net gain on derivatives designated as cash flow hedges (e)	(3)	(2)
Reclassification of net gain on derivatives due to ineffectiveness (e)	—	(9)
Change in fair value of derivatives designated as cash flow hedges (e)	3	(6)
Unrealized gain (loss) on long-term investments (g)	5	(9)
Taxes on other comprehensive income (loss)	(1)	5

Other comprehensive income (loss) (h)	4	(21)

Comprehensive earnings (h)	$300	$241

Net earnings per share — Basic	$1.57	$1.40

Net earnings per share — Diluted	$1.35	$1.20

(a)	Post-retirement Benefits
      For Canadian GAAP reporting purposes, we amortize the excess of the net unrecognized actuarial and investment gains and losses, if such gain or loss is over 10 per cent, at the greater of (i) the post-retirement benefits obligation and (ii) the fair value of plan assets. Such excess is amortized over the expected average remaining service life of employees. For United States reporting purposes, we amortize net unrecognized actuarial and investment gains and losses on a straight-line basis over the expected average remaining service life of employees.
      United States GAAP requires the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability and an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any net difference recorded as a reduction in accumulated other comprehensive income.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

(d)	Convertible Debt
      Under Canadian GAAP, our convertible debt securities are bifurcated between debt and equity. Under United States GAAP, our convertible debt securities are accounted for as debt.

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

(f)	Unrealized Currency Translation Gains (Losses) on Voisey’s Bay Project Deferred Income and Mining Tax Liabilities
      For United States GAAP reporting purposes, unrealized non-cash currency translation gains and losses arising from the translation into United States dollars, at the end of each period, of certain Canadian dollar-denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits is included in the determination of earnings. For Canadian GAAP reporting purposes, these unrealized non-cash currency translation gains and losses have been deferred and included in property, plant and equipment as part of development costs for the Voisey’s Bay project until operations commence.

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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(i)	Earnings Per Share
      For United States GAAP reporting purposes, all shares issuable upon conversion of contingently convertible debt securities are included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features for conversion have been met. For Canadian GAAP reporting purposes, the dilutive effect of contingently convertible debt securities are included in diluted earnings per share computations only if the conditions under which such debt securities are convertible into common shares have been met.

(j)	Supplemental Information
      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

Three Months Ended March 31,	2005	2004

		(Restated)
Deficit at beginning of period	$(665)	$(1,144)
Net earnings	296	262

Deficit at end of period	$(369)	$(882)

Accumulated other comprehensive loss at beginning of period	$(589)	$(516)
Other comprehensive income (loss)	4	(21)

Accumulated other comprehensive loss at end of period	$(585)	$(537)

(k)	Recent Accounting Pronouncements
      During December 2004, the FASB issued revisions to SFAS No. 123, Share-Based Payment, which will be effective for 2006. The primary impact of the revisions is the elimination of the intrinsic value method. The revisions will also impact the manner in which expense is determined for stock appreciation rights. As we adopted the fair value method in 2003 and ceased issuing stock appreciation rights in 2004, while we are currently reviewing the revisions to SFAS No. 123, we do not expect that such revisions will have a significant impact on earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month period ended March 31, 2005, which are expressed in United States dollars and prepared in accordance with Canadian GAAP. Canadian GAAP generally conforms with GAAP established in the United States except as explained in Note 15 above to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report on Form 10-K”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business
      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel. We define primary nickel to be nickel produced from nickel-containing ores. The other principal source of nickel, used principally for producing nickel-bearing stainless steels and in certain other industrial applications, is secondary nickel or nickel-containing recycled or scrap material. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We also operate wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through Inco TNC Limited, in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation, in which we have an equity interest of 25 per cent. Additionally, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We have also expanded our operations in China, through the formation of a new company, Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have an equity interest of 76.7 per cent. This company began producing nickel foam products for the Asian battery market in the third quarter of 2004. In early March 2005, we completed the acquisition of substantially all of the assets representing the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. Pursuant to the terms of this acquisition, we have a 77 per cent direct interest in the company formed to hold these assets. In addition, in 2004 we established a shearing and packaging operation in China for certain nickel products to service the specific needs of this market.
      Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and our 69 per cent-owned (taking into account the recent sales of shares in Goro Nickel S.A.S. (“Goro Nickel”), the Goro project company, referred to in Note 14 to our interim consolidated financial statements in Item I above) Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”).

Key Factors Affecting Our Business
      The price of nickel has represented, and is currently expected to continue to represent, the principal determinant of our profitability and cash flow from operations. Accordingly, our financial performance has been, and is expected to continue to be, closely linked to the price of nickel and, to a lesser extent, the price of copper and other primary metals produced by us. Historically, the demand for nickel has been closely correlated to industrial production in the major industrialized regions, in particular North America and Europe and more recently Asia, and we expect this correlation to continue.
      In addition, as part on our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and our 69 per cent-owned Goro nickel-cobalt project in New Caledonia. A number of risks and uncertainties are associated with the current or planned development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of our Goro project, those risks related to the possible future transition to independence of New Caledonia. Reference is made to various risks and uncertainties as disclosed in our 2004 Annual Report on Form 10-K.

Recent Nickel Market Developments
      London Metal Exchange (“LME”) cash nickel prices increased during the first quarter of 2005. The average LME cash nickel price for the first quarter of 2005 was $15,362 per tonne ($6.97 per pound). LME cash nickel prices began the quarter at $14,035 per tonne ($6.37 per pound) and averaged $14,505 per tonne ($6.58 per pound) during January 2005. For February 2005, the LME cash nickel price reflected a steady increase, beginning the month at $14,515 per tonne ($6.58 per pound) and ending the month at $16,375 per tonne ($7.43 per pound). The LME cash nickel price peaked for the quarter at $16,565 per tonne ($7.51 per pound) on March 8, 2005 and the average LME cash nickel price in March was $16,190 per tonne ($7.34 per pound). The LME cash nickel price was $16,250 per tonne ($7.37 per pound) on March 31, 2005.
      We currently expect that the LME cash nickel price will continue to be volatile at least for the balance of 2005. We continue to believe that the global supply-demand balance for nickel in 2005 will reflect a deficit, given the expected improved conditions for nickel demand in China and certain other Asian markets and the United States. We believe that the recovery in nickel demand in China that had begun in the fourth quarter of 2004 continued in the first quarter of 2005. We also believe the strength in certain non-stainless steel applications for nickel, particularly in the high-nickel-alloys market, will be a key factor in the projected increase in global demand for nickel in 2005. We expect the combination of low global primary nickel production growth, low physical nickel inventories and limited growth in secondary nickel or nickel-containing recycled or scrap material to result in tight market conditions for the balance of 2005.

Results of Operations

Earnings Summary
      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
Net sales	$1,121	$1,094
Net earnings	313	254
Net earnings per common share
— basic	1.66	1.36
— diluted	1.43	1.20
Cash provided by operating activities	91	380
      The increase in net earnings between the first quarter of 2005 and the first quarter of 2004 was primarily the result of higher realized prices for nickel and copper, higher net tax benefits due primarily to the favourable settlement of tax claims relating to prior periods, and a recovery, as discussed below under “Minority Interest”, relating to the minority interest in Goro Nickel. This was partially offset by the unfavourable effect of higher nickel cash cost of sales before by-product credits and lower deliveries of platinum-group metals (PGMs) and nickel.
      The following bar chart describes the dollar impact (in millions of dollars) of the key factors, both favourable and unfavourable (shown in parentheses), affecting our 2005 first quarter net earnings compared with the 2004 first quarter net earnings, with the starting point (first bar on the left) of this chart being the level of net earnings for the first quarter of 2004:
Principal factors affecting 2005 First Quarter net earnings in comparison with 2004 First Quarter net earnings

In millions of dollars

Net Sales
      Net sales increased slightly in the first quarter of 2005 due to higher selling prices for nickel and copper, partially offset by lower deliveries of PGMs and nickel.

      Net sales to customers by product were as follows:

	Three Months Ended
	March 31,

	2005	2004

Primary nickel	$894	$891
Copper	110	83
Precious metals	69	80
Other	48	40

	$1,121	$1,094

      The following bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:
First Quarter 2005 and 2004 Average realized and LME cash prices for nickel and copper

In dollars per pound
      Deliveries of Inco-source nickel, including finished nickel produced from purchased intermediates, purchased nickel in finished form, copper and PGMs for the periods indicated are shown in the following bar chart:
First Quarter 2005 and 2004 Deliveries
     Nickel and copper in millions of pounds
     PGMs in thousands of troy ounces

Cost of Sales and Other Expenses
      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended
	March 31,

	2005	2004

Production — Nickel in all forms (tonnes)	55,507	57,671
Nickel unit cash cost of sales before by-product credits
— per tonne	$6,371	$5,335
— per pound	2.89	2.42
Nickel unit cash cost of sales after by-product credits
— per tonne	$5,600	$4,410
— per pound	2.54	2.00
Finished nickel inventories at end of period (tonnes)	28,937	29,177
      The increase in nickel unit cash cost of sales before by-product credits was principally due to the higher average Canadian dollar exchange rate relative to the United States dollar exchange rate compared with 2004, higher spending on supplies and services, lower nickel production, and higher costs for heavy oil, electricity and natural gas, partially offset by net cost reduction and related savings totaling about $3 million achieved in the first quarter of 2005.
      The increase in nickel unit cash cost of sales after by-product credits was due to higher unit cash cost of sales and lower by-product credits as a result of lower deliveries of PGMs, and higher unit cash cost of sale for copper for the same reasons applicable to nickel noted above, partially offset by higher realized selling prices for copper. PGMs deliveries in the first quarter of 2004 reflected an unusually high level due to the build up of PGMs-containing material due to the strike in 2003 at our Ontario operations and the processing of that material and delivery of PGMs in the first quarter of 2004.
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
      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP for the periods indicated is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales to Canadian GAAP Cost of Sales” below.
      In the first quarter of 2005, we realized cost reductions and related savings of about $3 million. We are currently targeting $60 million in cost reductions and related savings in 2005, recognizing that the bulk of the targeted cost reductions and related savings are expected to be realized in the second half of 2005.
      Nickel production decreased to 55,507 tonnes (122 million pounds) in the first quarter of 2005 compared with 57,671 tonnes (127 million pounds) in the first quarter of 2004. The decrease was as a result of lower production of finished nickel from PT Inco source nickel in matte due to the timing of certain shipments of PT Inco’s nickel matte product. In addition, production of Ontario source nickel was also lower due to a build-up of in-process inventories in anticipation of certain maintenance work scheduled to take place in the second quarter of 2005.
Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits
      The following bar chart shows the key factors (in dollars or cents per pound) both favourable and unfavourable (favourable factors are shown in parentheses) affecting our first quarter of 2005 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being the nickel unit cash cost of sales after by-product credits for the first quarter of 2004:
Comparison of First Quarter 2005 and 2004 Nickel Unit Cash Cost of Sales after by-product credits

In dollars or cents per pound

Selling, General and Administrative
      Selling, general and administrative expenses increased by $9 million in the first quarter of 2005 compared with the first quarter of 2004. This increase was primarily due to higher expenses associated with share appreciation rights, based upon the price of our common shares, which had been granted in connection with share options awarded in prior years.

Currency Translation Adjustments
      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and certain deferred income and mining taxes, into United States dollars. Favourable currency translation adjustments of $5 million in the first quarter of 2005 were due to the weakening of the Canadian dollar as of March 31, 2005 relative to the United States dollar. The Canadian — United States dollar exchange rate depreciated by one per cent during the first quarter of 2005.

Income and Mining Taxes
      Our effective tax rate for the first quarter of 2005 of 21 per cent was lower than the combined statutory income and mining tax rate in Canada of about 40 per cent due principally to (1) net tax benefits totalling $45 million relating principally to a favourable settlement in the quarter of outstanding tax claims applicable to certain prior periods, (2) the benefit of the lower tax rates on earnings generated in certain jurisdictions and (3) certain gains that were not subject to tax based upon available offsetting losses.

Intermediates Segment
      Our intermediates segment, as discussed above, comprises the mining and processing operations of PT International Nickel Indonesia Tbk (“PT Inco”) in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel in matte averaged $11,344 per tonne ($5.15 per pound) in the first quarter of 2005, compared with $11,625 per tonne ($5.27 per pound) in the first quarter of 2004. Under PT Inco’s long-term United States dollar-denominated contracts, the selling price of its nickel-in-matte is determined by a formula based on the London Metal Exchange cash price for nickel.

      Nickel-in-matte production rose to 17,300 tonnes (38 million pounds) in the first quarter of 2005 from 16,300 tonnes (36 million pounds) in the first quarter of 2004.
      Unit cash cost of production rose by 28 per cent to $2.14 per pound in the first quarter of 2005 from $1.67 per pound in the first quarter of 2004, partly due to an increase in the heavy sulphur fuel oil price to an average of $30.46 per barrel from $26.81 per barrel and to increased consumption of heavy sulphur fuel oil and diesel as a result of the higher production rates. In addition, spending on supplies and services was higher due to increased costs for certain raw material and for mining equipment to support increased production.

Minority Interest
      For the first quarter of 2005, minority interest included a recovery in Goro Nickel of $25 million, reflecting the recovery of losses previously taken by Inco due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the previously announced impairment charge associated with the Goro project recorded in the second quarter of 2004. Excluding this recovery, minority interest would have been $27 million, attributable principally to PT Inco.
Cash Flows, Liquidity and Capital Resources
      Net cash provided by operating activities in the first quarter of 2005 was $91 million, compared with $380 million in the first quarter of 2004. The decrease in net cash provided by operating activities was primarily due to a $245 million payment made during the first quarter of 2005, representing the balance of income and mining taxes due in respect of 2004.
      Net cash used for investing activities increased to $226 million in the first quarter of 2005 compared with $167 million in the first quarter of 2004. The increase was principally due to higher capital spending for our Voisey’s Bay project and at our Ontario operations.
      At March 31, 2005, cash and cash equivalents were $928 million, down slightly from $1,076 million at December 31, 2004, reflecting planned capital expenditures during the first quarter of 2005 as well as the payment, as noted above, of the balance of certain taxes due in respect of 2004. Total debt was $1,841 million at March 31, 2005, compared with $1,868 million at December 31, 2004. Total debt as a percentage of total debt plus shareholders’ equity was 28 per cent at March 31, 2005, compared with 30 per cent at December 31, 2004.
      As previously announced, on February 18, 2005 a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total approximately $150 million for the 21 per cent interest. This amount includes their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005, setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent interest in Goro Nickel and the right to elect one director so long as it holds at least an 8 per cent interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the SPMSC Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under this shareholders agreement Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, the parties also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and product offtake agreements under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subs idiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production).
      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, increased our contributions, including voluntary contributions of $144 million, to such plans to a level of $265 million for 2004 and our pension expense increased to $114 million for 2004. We currently expect that our annual pension contributions will be approximately $160 million in 2005, which includes voluntary contributions, and will be at about that same level for at least 2006 and our annual pension expense will be approximately $110 million for 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for future years.
      We currently believe that our level of cash and cash equivalents as of March 31, 2005, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for 2005 and 2006. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. Our capital expenditures are expected to be very significant over the 2005 to 2007 period given the current spending plans for the Voisey’s Bay project, the latest capital project for PT Inco to increase its annual production to about 200 million pounds of nickel in matte which is to include a third dam to increase its hydroelectric capacity and other capital expenditures currently expected to total in the range of $275 to $280 million over a four year period.
Critical Accounting Policies and Estimates
      Reference is made to our 2004 Annual Report on Form 10-K.
Accounting Changes

(a)	Convertible Debt
      Effective January 1, 2005, on a retroactive basis, we adopted revisions to CICA Section 3860, Financial Instruments — Disclosure and Presentation. The revisions related to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument must be bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON Convertible Notes, Convertible Debentures due 2023 and 3 1/2% Subordinated Convertible Debentures due 2052 which were previously treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities.

(b)	Earnings Per Share
      Effective January 1, 2005, on a retroactive basis, we also adopted revisions to CICA Section 3500, Earnings Per Share. The revisions related primarily to (1) the use of year to date weighted-average rates when applying the treasury stock method and (2) instruments where, if an instrument can be settled in cash or shares, an entity should assume that the instrument will be settled in shares if share settlement is more dilutive. In 2004 and prior years, we presumed, with respect to our LYON Notes, cash settlement and, accordingly, this instrument was not considered in the calculation of diluted earnings per share.
Non-GAAP Financial Measure
      We have referred to nickel unit cash cost of sales before and after by-product credits in the Management’s Discussion and Analysis of Financial Condition and Results of Operations because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These non-GAAP measurements capture all of the important components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by- product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically largely been driven by the prices for these metals. In addition, management utilizes these metrics as an important management tool to monitor cost performance of each of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.

      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:
Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months Ended
	March 31,

	2005	2004
(In millions of United States dollars except pound and per pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$603	$557
By-product costs	(164)	(139)
Purchased finished nickel	(69)	(90)
Delivery expense	(9)	(8)
Other businesses cost of sales	(10)	(11)
Non-cash items (1)	(7)	(9)
Remediation, demolition and other related expenses	(7)	(5)
Adjustments associated with affiliate transactions	9	(6)
Other	(2)	1

Nickel cash cost of sales before by-product credits (2)	344	290
By-product net sales	(206)	(189)
By-product costs	164	139

Nickel cash cost of sales after by-product credits (2)	$302	$240

Inco-source nickel deliveries (millions of pounds)	119	120

Nickel unit cash cost of sales before by-product credits per pound	$2.89	$2.42

Nickel unit cash cost of sales after by-product credits per pound	$2.54	$2.00

(1)	Representing principally post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for both Inco-source and external feed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
      Reference is made to our 2004 Annual Report on Form 10-K for a discussion of market and other risks applicable to our business.

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

Cautionary Notice Regarding Forward-Looking Statements
      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) nickel demand and supply in the global nickel market for 2005, the supply of secondary or nickel-containing recycled or scrap material, and nickel demand in China and other geographical and end-use markets for nickel for 2005; (ii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iii) capital expenditures; (iv) changes in pension contributions to our pension plans and pension expense; (v) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and sources of financing and agreements and other arrangements for our Goro project with the three provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; and (vi) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, (d) our Goro project’s scope and schedule and its other key aspects of this project, and (e) the timing of receipt of all necessary permits and regulatory approvals, engineering and construction timetables for our development projects and the necessary financing plans, including necessary agreements with the French Government and the Government of New Caledonia and its provinces, and other arrangements for, and joint venture, partner or similar investments and other agreements and arrangements associated with, our Goro project. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inco Limited

Date: April 29, 2005	By: /s/ S. F. Feiner S. F. Feiner Executive Vice-President, General Counsel and Secretary

Date: April 29, 2005	By: /s/ R. A. Lehtovaara R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a — 14(a) of the U.S. Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002