Form 10-Q
period 2005-06-30
INCO LTD
filed 2005-08-03
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005
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
      Common Shares outstanding at June 30, 2005: 189,112,817 shares, no par value.
      * Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited) — Inco Limited and Subsidiaries	2
	Consolidated Statement of Earnings (Unaudited) — Three and Six Months Ended June 30, 2005 and 2004	2
	Consolidated Statement of Retained Earnings (Deficit) (Unaudited) — Six Months Ended June 30, 2005 and 2004	3
	Consolidated Balance Sheet (Unaudited) — June 30, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows (Unaudited) — Three and Six Months Ended June 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	32
Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	35
Item 6.	Exhibits	35
	31.1. Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a - 14(a) of the U.S. Securities Exchange Act of 1934, as amended
	31.2. Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a - 14(a) of the U.S. Securities Exchange Act of 1934, as amended

32.1. Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
(in millions of United States dollars except per share amounts)
Revenues
Net sales	$1,194	$992	$2,315	$2,086
Other income, net (Note 3)	2	10	3	15

	1,196	1,002	2,318	2,101

Costs and expenses (income)
Cost of sales and other expenses, excluding depreciation and depletion	616	580	1,219	1,137
Depreciation and depletion	64	62	125	119
Selling, general and administrative	49	41	92	75
Research and development	7	7	14	16
Exploration	11	6	20	12
Currency translation adjustments	1	(18)	(4)	(33)
Interest expense	5	9	12	20
Asset impairment charge (Note 4)	25	201	25	201
Goro project suspension	—	3	—	(3)

	778	891	1,503	1,544

Earnings before income and mining taxes and minority interest	418	111	815	557
Income and mining taxes (Note 5)	166	103	248	261

Earnings before minority interest	252	8	567	296
Minority interest (Note 16)	37	22	39	56

Net earnings (loss)	$215	$(14)	$528	$240

Net earnings (loss) per common share (Note 8)
Basic	$1.14	$(0.07)	$2.80	$1.28

Diluted	$0.98	$(0.07)	$2.41	$1.20

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Retained Earnings (Deficit)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

		(Restated)
(in millions of United States dollars)
Retained earnings (deficit) at beginning of period, as previously reported	$397	$(206)
Change in accounting policy (Note 2)	(7)	(9)

Retained earnings (deficit) at beginning of year, as restated	390	(215)
Net earnings	528	240
Common dividends paid	(19)	—

Retained earnings at end of period	$899	$25

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2005	2004

		(Restated)
(in millions of United States dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 14)	$1,173	$1,076
Accounts receivable	556	601
Inventories (Note 14)	901	834
Other	114	63

Total current assets	2,744	2,574
Property, plant and equipment (Note 14)	7,917	7,587
Deferred charges and other assets	630	576

Total assets	$11,291	$10,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Notes 2 and 9)	$113	$107
Accounts payable	298	331
Accrued payrolls and benefits	193	208
Other accrued liabilities	424	399
Income and mining taxes payable	112	279

Total current liabilities	1,140	1,324
Deferred credits and other liabilities
Long-term debt (Notes 2 and 9)	1,727	1,761
Deferred income and mining taxes	1,867	1,891
Post-retirement benefits	679	671
Asset retirement obligation (Note 7)	179	171
Other deferred credits	74	58

Total liabilities	5,666	5,876

Minority interest (Note 16)	750	529

Commitments and contingencies (Note 12)
Shareholders’ equity
Convertible debt (Notes 2 and 10)	418	418

Common shareholders’ equity
Common shares issued and outstanding 189,112,817 (2004 — 188,133,439 shares) (Note 8)	2,920	2,891
Warrants (Note 11)	62	62
Contributed surplus (Note 15)	576	571
Retained earnings	899	390

	4,457	3,914

Total shareholders’ equity	4,875	4,332

Total liabilities and shareholders’ equity	$11,291	$10,737

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
(in millions of United States dollars)
Operating activities
Earnings before minority interest	$252	$8	$567	$296
Items not affecting cash
Depreciation and depletion	64	62	125	119
Deferred income and mining taxes	10	23	5	37
Asset impairment charge	25	201	25	201
Other	14	8	26	14
Contributions greater than post-retirement benefits expense	(5)	(5)	(19)	(10)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	57	5	45	(54)
Inventories	(11)	4	(67)	(93)
Accounts payable and accrued liabilities	(29)	(24)	14	18
Income and mining taxes payable	68	66	(157)	234
Other	(23)	(9)	(51)	(43)

Net cash provided by operating activities	422	339	513	719

Investing activities
Capital expenditures	(279)	(156)	(505)	(295)
Partial sale of interest in Goro Nickel S.A.S.	150	—	150	—
Other	(3)	8	(3)	(20)

Net cash used for investing activities	(132)	(148)	(358)	(315)

Financing activities
Repayments of long-term debt	(13)	(2)	(53)	(48)
Long-term borrowings	—	—	8	—
Common shares issued	3	2	23	14
Common dividends paid	(19)	—	(19)	—
Dividends paid to minority interest	(38)	(14)	(39)	(15)
Other	22	1	22	1

Net cash used for financing activities	(45)	(13)	(58)	(48)

Net increase in cash and cash equivalents	245	178	97	356
Cash and cash equivalents at beginning of period	928	596	1,076	418

Cash and cash equivalents at end of period	$1,173	$774	$1,173	$774

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation
      The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 17 for significant differences between Canadian GAAP and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2.	Changes in Accounting Policies
     Convertible Debentures
      Effective January 1, 2005, on a retroactive basis, we adopted revisions to Canadian Institute of Chartered Accountants (CICA) Section 3860, Financial Instruments — Disclosure and Presentation. The revisions relate to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument is bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON Notes, Convertible Debentures due 2023 (“Convertible Debentures”) and 3 1/2% Subordinated Convertible Debentures due 2052 (“Subordinated Debentures”) which were previously treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities. The impact on our balance sheet as at December 31, 2004 was an increase in long-term debt of $210 million, an increase in deferred income and mining taxes of $11 million, a decrease in convertible debt classified as equity of $201 million, an increase in deferred charges of $7 million and a reduction in retained earnings of $13 million. In addition, as the revisions resulted in the retroactive restatement of our interest expense, there was an increase in the amount of interest capitalized in respect of our development projects. The impact in respect of the adjustment to capitalized interest was an increase in property, plant and equipment of $7 million; an increase in deferred income and mining taxes of $1 million and an increase in retained earnings of $6 million.
      The bifurcation was determined by calculating the fair value of debt and assigning the excess to equity. The excess relates to the value of the conversion feature and put options applicable to the particular convertible debt security. The fair value determination assumes that the particular convertible debt security will mature and be payable in accordance with its applicable maturity date or the end of its stated term, which term ends, in the case of our LYON Notes, in March 2021, in March 2023 in the case of our Convertible Debentures, and in March 2052 for our Subordinated Debentures. During January 2005, the Emerging Issues Committee (EIC) of the CICA issued guidance on the methodology for bifurcating the securities. This guidance was subsequently retracted in February 2005. We understand that the EIC plans to consider further this issue and that a change in the methodology for bifurcating our convertible debt securities may be necessary in the future. If, for example, we bifurcated our convertible debt securities assuming a period ending prior to their maturity date, the impact would be a greater allocation to debt than equity. At such time as there is a new pronouncement from the EIC, we will evaluate the need for change, if any, in such bifurcation and any other requirements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     Recent Accounting Pronouncements
      In January 2005, the CICA issued three new standards relating to financial instruments. These standards are as follows:

(a)	Financial Instruments — Recognition and Measurement, Section 3855
      This standard prescribes when a financial asset, financial liability, or non-financial derivative is to be recognized on the balance sheet and at what amount — sometimes using fair value; other times using cost-based measures. It also specifies how financial instrument gains and losses are to be presented.

(b)	Hedges, Section 3865
      This standard is applicable whenever a company chooses to designate a hedging relationship for accounting purposes. It builds on existing Accounting Guideline AcG-13 — Hedging Relationships, and Section 1650 — Foreign Currency Translation, by specifying how hedge accounting is applied and what disclosures are necessary when it is applied.

(c)	Comprehensive Income, Section 1530
      This standard introduces new rules for the reporting and display of comprehensive income. Comprehensive income, which we currently report for United States GAAP, is the change in equity (net assets) of an enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
      These standards are applicable for fiscal years beginning on or after October 1, 2006. If a company elects to early adopt such standards the early adoption election must be applied to all three standards at the same time. We are currently reviewing the impact of these new standards.

Note 3.	Other Income, net
      Other income, net is comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest and dividend income	$8	$2	$15	$5
Earnings from affiliates accounted for using the equity method	1	1	—	4
Losses from derivative positions in metals	(6)	—	(6)	(4)
Gains from sales of securities and other assets	—	3	—	3
Other	(1)	4	(6)	7

Other income, net	$2	$10	$3	$15

Note 4.	Asset Impairment Charge
      During the second quarter of 2005, we announced that we had entered into a long-term agreement with Falconbridge Limited under which we would sell all of our copper production from our Ontario operations in anode form to them beginning in 2006. In connection with this decision, a pre-tax impairment charge of $25 million was recorded which primarily relates to a reduction in the carrying value of our copper refining facility in Sudbury, Ontario since this facility will be closed by the end of 2005.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      During the second quarter of 2004, we announced the preliminary findings reached to that date as part of the second phase, or Phase 2, of the comprehensive review of our then approximately 85 per cent-owned Goro nickel-cobalt project in New Caledonia. We also announced that the principal changes in the planned Goro project configuration resulting from such findings as part of Phase 2 of our review, moving from indirect to direct heating of ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself, would result in certain assets being written off in the second quarter of 2004. Following our review of the affected assets, we recorded a non-cash pre-tax charge of $201 million in the second quarter of 2004. The affected assets were primarily comprised of engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed which no longer had future benefit to the Goro project or otherwise.

Note 5.	Income and Mining Taxes
      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rates was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rate	$162	$44	$316	$222
Resource and depletion allowances	(21)	(14)	(38)	(38)

Adjusted income taxes	141	30	278	184
Mining taxes	28	15	43	39

	169	45	321	223
Currency translation adjustments	8	(1)	4	(7)
Currency translation adjustments on long-term debt	(5)	(7)	(7)	(12)
Non-taxable (gains) losses	—	70	(11)	66
Tax rate changes	—	—	—	9
Foreign tax rate differences	(13)	(4)	(26)	(22)
Prior year adjustments	15	(2)	(27)	(2)
Other	(8)	2	(6)	6

Effective income and mining taxes	$166	$103	$248	$261

Note 6.	Post-retirement Benefits
      Employer contributions in respect of our defined benefit plans during the second quarter and first six months of 2005 were $39 million (2004: $38 million) and $85 million (2004: $75 million), respectively. For the year ending December 31, 2005, we currently expect that such employer contributions, including voluntary contributions, will amount to at least approximately $170 million.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Post-retirement benefits expense included the following components:

			Post-retirement				Post-retirement
			Benefits Other		Pension		Benefits Other
	Pension Benefits		than Pensions		Benefits		than Pensions

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$10	$9	$4	$3	$20	$19	$6	$5
Interest cost	42	39	13	12	83	78	27	25
Expected return on plan assets	(42)	(40)	—	—	(86)	(82)	—	—
Amortization of actuarial and investment losses	16	16	3	4	32	31	7	7
Amortization of unrecognized prior service costs	3	3	—	—	6	7	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	29	27	20	19	55	53	40	37
Defined contribution pension expense	1	1	—	—	2	2	—	—

Post-retirement benefits expense	$30	$28	$20	$19	$57	$55	$40	$37

Note 7.	Asset Retirement Obligation
      The following table shows the movement in the long-term liability for our asset retirement obligation:

Amount

December 31, 2004.	$171
Accretion expense	4
Revisions in estimated cash flows	4

June 30, 2005.	$179

Note 8.	Common Shares and Earnings per Common Share
      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number of
	Shares	Amount

December 31, 2004.	188,133,439	$2,891
Options exercised	914,094	23
Warrants exercised	3,586	—
Shares issued under incentive plan	61,698	2
Transfer from contributed surplus in respect of options exercised	—	2
Transfer from accrued liabilities in respect of stock appreciation rights exercised	—	2

June 30, 2005.	189,112,817	$2,920

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Basic earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$215	$(14)	$528	$240

Denominator:
Weighted-average common shares outstanding (in thousands)	189,023	187,472	188,710	187,347

Basic earnings (loss) per common share	$1.14	$(0.07)	$2.80	$1.28

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$215	$(14)	$528	$240
Dilutive effect of:
Convertible debt	4	—	8	2

Net earnings (loss) applicable to common shares, assuming dilution	$219	$(14)	$536	$242

Denominator:
Weighted-average common shares outstanding (in thousands)	189,023	187,472	188,710	187,347
Dilutive effect of:
Convertible debt	29,078	—	29,078	8,731
Stock options	895	—	782	1,357
Warrants	4,025	—	3,908	3,836

Weighted-average common shares outstanding, assuming dilution (in thousands)	223,021	187,472	222,478	201,271

Diluted earnings (loss) per common share	$0.98	$(0.07)	$2.41	$1.20

Note 9.	Long-term debt
      On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility with a maturity date of May 28, 2009. This syndicated facility had replaced several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent in total commitments under this new syndicated facility, the maturity date of the syndicated revolving credit facility may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. Effective May 28, 2005, all of the lenders under the $750 million syndicated revolving credit facility agreed to extend the maturity date of the facility from May 28, 2009 by an additional year to May 28, 2010.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The borrowings under the facility may be made in either Canadian dollars in the form of (a) Prime Rate loans (as defined under the credit facility) or (b) in Bankers’ Acceptances (as defined under the credit facility) or in United States dollars in the form of (i) United States Base Rate loans (as defined under the credit facility) or (ii) London Interbank Offered Rate (LIBOR) loans (as defined under the credit facility). Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of June 30, 2005, there were no amounts drawn under the facility.
      This syndicated credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the credit facility, not to exceed 50:50. At June 30, 2005 the ratio of Consolidated Indebtedness to Tangible Net Worth was 25:75. The syndicated facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of June 30, 2005, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 (stable outlook) by Moody’s Investors Service and BBB — (positive outlook) by Standard & Poor’s.
      During the second quarter of 2005, we terminated our interest rates swaps in respect of our 7.75% Notes due 2012 and our 5.70% Debentures due 2015. The termination of these swaps resulted in payments to us totalling approximately $23 million which is included in cash from financing activities on our consolidated statement of cash flows for the three months and six months ended June 30, 2005 under “Financing activities — Other”. For accounting purposes, the gain realized from the termination of these swaps will be amortized over the respective remaining terms of the related debt instruments.

Note 10.	Convertible Debt
      As discussed in Note 2, we have changed our accounting for our convertible debt securities and have bifurcated these instruments between debt and equity. The assumption used in the determination of debt was that each instrument would remain outstanding until its specific maturity date or the end of its stated term had been reached. We understand that the EIC of the CICA is currently deliberating on this issue and a change may be made if the EIC determines that a different methodology is more appropriate. At June 30, 2005, the following represents the split between debt and equity of our convertible debt securities on our balance sheet:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

Long-term debt, including current portion	$114	$111	$106	$331
Equity	148	148	122	418

Total	$262	$259	$228	$749

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 11. Warrants
      Changes in warrants were as follows:

	Number of
	Warrants	Amount

December 31, 2004.	11,022,758	$62
Warrants issued	111	—
Warrants exercised	(3,586)	—

June 30, 2005.	11,019,283	$62

Note 12.	Commitments and Contingencies

(a)	Commitments
      The following table summarizes as of June 30, 2005 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments Due in

	2005	2006	2007	2008	2009	Thereafter

Purchase obligations(1)	$588	$354	$139	$103	$92	$29
Operating leases	19	29	19	8	3	7
Other	—	2	3	3	3	86

Total	$607	$385	$161	$114	$98	$122

(1)	These purchase obligations largely relate to the Voisey’s Bay and Goro projects with the balance comprising routine orders to purchase goods and services at current operating locations and currently estimated purchases of certain intermediate products.

(b)	Contingencies
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
      In December 2004, we entered into agreements for the Goro project covering the Girardin Act tax-advantaged lease financing program (“Girardin Financing”) sponsored by the French Government. The Girardin Financing is subject to a ruling issued by the French Minister of Economy, Finance and Industry (the “Ruling”). The Ruling provides that certain investors who are French qualified investors under the Girardin Financing (the “Tax Investors”) may utilize certain tax deductions in connection with assets representing a portion of the Goro project’s processing plant which are financed by the Girardin Financing. The Ruling requires that Goro Nickel

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
and Inco Limited satisfy certain conditions, including operating the Goro project for a minimum of five years. In 2004, the Tax Investors had provided $41 million in tax advances which were recorded on our balance sheet as a deferred credit since these advances represent government assistance in the form of a forgivable loan. We have transferred a portion of this forgivable loan from a deferred credit to offset property, plant and equipment in the amount of $17 million, such amount representing a pro-rata portion of the amount spent to date in respect of the approved assets under the arrangement.

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
      Data by operating segments as of and for the periods indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Six Months Ended June 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

						(Restated)				(Restated)
Net sales to customers	2,237	2,012	78	74	—	—	—	—	2,315	2,086
Intersegment sales	—	—	356	295	—	—	(356)	(295)	—	—

Net sales	2,237	2,012	434	369	—	—	(356)	(295)	2,315	2,086

Earnings (loss) before income and mining taxes and minority interest by segment	689	580	228	210	—	(208)	(30)	(5)	887	577

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									67	48
Currency translation adjustments									(4)	(33)
Interest expense									12	20
Other income, net									(3)	(15)

Earnings before income and mining taxes and minority interest									815	557

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended June 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

						(Restated)				(Restated)
Net sales to customers	1,150	956	44	36	—	—	—	—	1,194	992
Intersegment sales	—	—	219	141	—	—	(219)	(141)	—	—

Net sales	1,150	956	263	177	—	—	(219)	(141)	1,194	992

Earnings (loss) before income and mining taxes and minority interest by segment	341	212	143	92	—	(204)	(27)	20	457	120

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									35	28
Currency translation adjustments									1	(18)
Interest expense									5	9
Other income, net									(2)	(10)

Earnings before income and mining taxes and minority interest									418	111

Identifiable assets at June 30, 2005 and December 31, 2004	2,873	2,793	1,512	1,580	5,690	5,394	(84)	(54)	9,991	9,713

Other assets									1,300	1,024

Total assets at June 30, 2005 and December 31, 2004									11,291	10,737

Note 14.	Supplemental Information
      The following represents certain supplemental information in connection with our Consolidated Balance Sheet:

	June 30,	December 31,
	2005	2004

Cash	$288	$240
Cash equivalents	885	836

Cash and cash equivalents	$1,173	$1,076

Finished metals	$213	$228
In-process metals	595	511
Supplies	93	95

Inventories	$901	$834

		(Restated)

Property, plant and equipment, at cost	$12,611	$12,227
Accumulated depreciation and depletion	4,694	4,640

Property, plant and equipment, net	$7,917	$7,587

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Capitalized interest costs included in capital expenditures were $51 million in the first six months of 2005 (2004: $28 million).

Note 15.	Stock Compensation Plans
      For the three months and six months ended June 30, 2005, an expense of $4 million (2004: $4 million) and $7 million (2004: $7 million), respectively, was charged to earnings with an equivalent offset credited to contributed surplus to reflect the vested portion of the fair value of stock options granted to employees in 2004 and 2005. For the first six months of 2005, a transfer of $2 million (2004: nil) was made from contributed surplus to common shares in respect of exercised options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Stock price at grant date	$39.67	$36.40
Exercise price	$39.67	$36.40
Weighted-average fair value of options granted during the period	$12.21	$10.37
Expected life of options (years)	3.6	3.4
Expected dividend yield	—%	—%
Expected stock price volatility	34.8%	35.0%
Risk-free interest rate	3.6%	2.5%

Note 16.	Sale of Interests in Goro Nickel S.A.S. (“Goro Nickel”)
      (a) For the first six months of 2005, minority interest included a recovery in Goro Nickel of $25 million, reflecting the recovery of losses previously taken by us due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the previously announced impairment charge associated with the Goro project recorded in the second quarter of 2004.
      (b) On February 18, 2005, a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. Under the SPMSC Shareholders Agreement, SPMSC has the right, but not the obligation, to make capital contributions on a pro rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “SPMSC Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. Once the SPMSC Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has under the SPMSC Shareholders Agreement agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent ownership interest in Goro Nickel. SPMSC has

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
through the end of the second quarter of 2005 elected not to make any such pro rata capital contributions as and when required by Goro Nickel.
      On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total approximately $150 million for the 21 per cent interest. This amount included their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005, setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent ownership interest in Goro Nickel and the right to elect one director so long as it holds at least an 8 per cent ownership interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Sumic Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Sumic Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the SPMSC Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under this shareholders agreement Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, we, Sumic Nickel, Sumitomo Metal Mining and Mitsui also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and a product offtake agreement was also executed under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subsidiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production).
      The transaction with Sumitomo Metal Mining, Mitsui and Sumic Nickel, which had no significant effect on our net earnings for the first six months of 2005, was substantially completed as of March 31, 2005 and, accordingly, the sale of 21 per cent of Goro Nickel was recorded in the period ended March 31, 2005. At June 30, 2005, as a result of SPMSC’s election not to make any pro rata capital contributions, the shares of Goro Nickel were held 70 per cent by Inco Limited, 21 per cent by Sumic Nickel and 9 per cent by SPMSC.

Note 17.	Significant Differences Between Canadian and United States GAAP
      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and United States GAAP, insofar as they affect our consolidated financial statements, are discussed below.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Six Months Ended June 30,	2005	2004

		(Restated)
Net earnings — Canadian GAAP	$528	$240
Increased post-retirement benefits expense (a)	(23)	(19)
Increased research and development expense (b)	(13)	(5)
Increased exploration expense (c)	(1)	(1)
Increased interest expense (d)	(11)	(6)
Unrealized net gain (loss) on derivative instruments (e)	(13)	6
Unrealized currency translation gains on Voisey’s Bay project deferred income and mining tax liabilities (f)	22	40
Asset impairment charge (g)	—	11
Decreased (increased) minority interest expense	8	(7)
Taxes on United States GAAP differences	(1)	—

Net earnings — United States GAAP	496	259

Other comprehensive income (loss) (i):
Reclassification of net gain on derivatives designated as cash flow hedges (e)	(8)	(13)
Reclassification of net gain on derivatives due to ineffectiveness (e)	—	(9)
Change in fair value of derivatives designated as cash flow hedges (e)	(6)	6
Unrealized gain (loss) on long-term investments (h)	2	(6)
Taxes on other comprehensive loss	4	2

Other comprehensive income (loss) (i)	(8)	(20)

Comprehensive earnings (i)	$488	$239

Net earnings per share — Basic	$2.63	$1.38

Net earnings per share — Diluted	$2.26	$1.25

(a)	Post-retirement Benefits
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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      United States accounting standards for reporting comprehensive income are set forth in SFAS No. 130. Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments and gains and losses on derivative instruments. For Canadian GAAP reporting purposes, there is currently no requirement to record other comprehensive income. Reference is made to Note 2 above.

(j)	Earnings Per Share
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

(k)	Supplemental Information
      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

Six Months Ended June 30,	2005	2004

		(Restated)
Deficit at beginning of period	$(665)	$(1,144)
Net earnings	496	259
Common dividends paid	(19)	—

Deficit at end of period	$(188)	$(885)

Accumulated other comprehensive loss at beginning of period	$(589)	$(516)
Other comprehensive loss	(8)	(20)

Accumulated other comprehensive loss at end of period	$(597)	$(536)

(l)	Recent Accounting Pronouncements
      During December 2004, the Financial Accounting Standards Board (FASB) issued revisions to SFAS No. 123, Share-Based Payment, which will be effective for 2006. The primary impact of the revisions is the elimination of the intrinsic value method for valuing stock-based employee compensation. The revisions will also impact the manner in which expense is determined for stock appreciation rights. As we adopted the fair value method in 2003 and ceased issuing stock appreciation rights in 2004, while we are currently reviewing the revisions to SFAS No. 123, we do not expect that such revisions will have a significant impact on earnings.
      During June 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections. The new standard requires that entities which make a voluntary change in accounting principle to apply that change retrospectively to prior period financial statements, unless this would be impracticable. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization or depletion for long-lived assets, the change must be accounted for prospectively, as a change in estimate. SFAS No. 154 is effective for the Company’s 2006 financial statements and is not expected to have a significant impact on earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month and six-month periods ended June 30, 2005, which are expressed in United States dollars and prepared in accordance with Canadian GAAP. Canadian GAAP generally conforms with GAAP established in the United States except as explained in Note 17 above to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report on Form 10-K”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business
      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel. We define primary nickel to be nickel produced from nickel-containing ores. The other principal source of nickel, used principally for producing nickel-bearing stainless steels and in certain other industrial applications, is secondary nickel or nickel-containing recycled or scrap material. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We also operate wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through Inco TNC Limited, in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation, in which we have an equity interest of 25 per cent. Additionally, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We have also expanded our operations in China, through the formation of a new company, Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have a direct interest of 76.7 per cent. This company began producing nickel foam products for the Asian battery market in the third quarter of 2004. In addition, in 2004 we established a shearing and packaging operation in China for certain nickel products to service the specific needs of this market. In early March 2005, we completed the acquisition of substantially all of the assets representing the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. Pursuant to the terms of this acquisition, we have a 77 per cent direct interest in the company formed to hold these assets.
      Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and our 70 per cent-owned subsidiary (taking into account the recent sale of shares and capital contributions), Goro Nickel S.A.S. (“Goro Nickel”), the Goro project company, referred to in Note 16 to our interim consolidated financial statements in Item I above) Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”).

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
      In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and our 70 per cent-owned Goro nickel-cobalt project in New Caledonia. A number of risks and uncertainties are associated with the current or planned development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of our Goro project, those risks related to the possible future transition to independence of New Caledonia. Reference is made to various risks and uncertainties as disclosed in our 2004 Annual Report on Form 10-K.

Recent Nickel Market Developments
      London Metal Exchange (“LME”) cash nickel prices increased during the second quarter of 2005. The average LME cash nickel price for the second quarter of 2005 was $16,399 per tonne ($7.44 per pound). LME cash nickel prices began the quarter at $16,140 per tonne ($7.32 per pound) and averaged $16,142 per tonne ($7.32 per pound) during April 2005. The LME cash nickel price peaked for the quarter at $17,750 per tonne ($8.05 per pound) on May 12, 2005 and the average LME cash nickel price in May was $16,932 per tonne ($7.68 per pound). The average LME cash nickel price in June was $16,160 per tonne ($7.33 per pound). The LME cash nickel price began to decline towards the end of June and ended the quarter at $14,700 per tonne ($6.67 per pound) on June 30, 2005.
      Driven by a relatively strong global economy, we believe that nickel demand was very good through the first half of 2005. During the second quarter of 2005, the stainless steel industry, the principal end-use market for primary nickel, experienced an oversupply situation as production from a number of new facilities came on stream, resulting in supply exceeding market requirements and an inventory build-up in China and elsewhere. We understand that a number of stainless steel producers have announced planned reductions in production in the third quarter of 2005. As a result, we have seen a dip in the LME cash nickel price beginning at the end of June and into July, with this price at about $6.56 per pound ($14,460 per tonne) on July 29, 2005. With the continued strong demand for nickel from a number of non-stainless steel applications, including the aerospace market, and our current view that this oversupply and related inventory situation in the stainless steel sector will be reversed, we currently believe that nickel demand will continue to be relatively strong, subject to ongoing nickel price volatility, and nickel market conditions will remain tight at least for the balance of 2005 and into 2006 given that growth in nickel supply will continue to be limited as we believe many producers will continue to face difficulties in seeking to increase their output.

Results of Operations

Earnings Summary
      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$1,194	$992	$2,315	$2,086
Net earnings (loss)	215	(14)	528	240
Net earnings (loss) per common share
— basic	1.14	(0.07)	2.80	1.28
— diluted	0.98	(0.07)	2.41	1.20
Cash provided by operating activities	422	339	513	719
      The higher net earnings in the second quarter of 2005 relative to the second quarter of 2004 was primarily the result of the non-cash Goro project pre-tax asset impairment charge of $201 million, recorded in 2004, higher realized prices for nickel, copper and certain platinum-group metals (“PGMs”) and higher deliveries of PGMs in the second quarter of 2005. This was partially offset by the unfavourable effect of higher nickel cash cost of sales before by-product credits, a net tax charge, lower deliveries of Inco-source nickel and a $25 million pre-tax impairment charge taken pursuant to the previously announced planned closure of our copper refining facility in Sudbury by the end of 2005. The higher net earnings in the first six months of 2005 relative to the first six months of 2004 was primarily the result of the same factors noted above for the second quarters of 2005 and 2004 except for higher net tax benefits recorded in the first six months of 2005.
      The following two bar charts reflect the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (with the unfavourable factors shown in parentheses), affecting our 2005 second quarter and first six months net earnings compared with the same periods of 2004, with the starting point (first bar on the left) of the applicable chart being the level of net earnings for the second quarter or first six months of 2004:
Principal factors affecting 2005 second quarter net earnings in comparison with 2004 second quarter net loss

In millions of dollars

Principal factors affecting 2005 first six months net earnings in comparison with 2004 first six months net earnings

In millions of dollars

Net Sales
      Net sales increased in the second quarter and first six months of 2005 due to higher selling prices for nickel, copper and certain PGMs as well as higher deliveries of PGMs, partially offset by lower deliveries of nickel and copper.
      Net sales to customers by product were as follows:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Primary nickel	$1,017	$788	$1,911	$1,680
Copper	91	85	201	168
Precious metals	75	46	144	126
Other	11	73	59	112

	$1,194	$992	$2,315	$2,086

      The following two bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:
Average realized and LME cash prices for nickel and copper

In dollars per pound
Second Quarter
First Six Months
      Deliveries of Inco-source nickel, including finished nickel produced from purchased intermediates, purchased nickel in finished form, copper and PGMs for the periods indicated are shown in the following two bar charts:
Deliveries

Nickel and copper in millions of pounds

PGMs in thousands of troy ounces
Second Quarter

First Six Months

Cost of Sales and Other Expenses
      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Production — Nickel in all forms (tonnes)	50,353	59,586	105,860	117,257
Nickel unit cash cost of sales before by-product credits
— per tonne	$6,856	$5,600	$6,614	$5,468
— per pound	3.11	2.54	3.00	2.48
Nickel unit cash cost of sales after by-product credits
— per tonne	$6,195	$5,203	$5,908	$4,828
— per pound	2.81	2.36	2.68	2.19
Finished nickel inventories at end of period (tonnes)	23,053	29,080	23,053	29,080
      For the second quarter of 2005 compared with the second quarter of 2004, the increase in nickel unit cash cost of sales before by-product credits was principally due to the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate, higher costs for purchased nickel intermediates, higher spending on supplies and services primarily as a result of a scheduled shutdown at our Ontario operations, lower nickel production, and higher costs for heavy oil and electricity, partially offset by the net cost reductions and related savings achieved in the second quarter of 2005.
      For the first six months of 2005 compared with the first six months of 2004, the increase in nickel unit cash cost of sales before by-product credits was principally due to the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate, higher spending on supplies and services, lower nickel production, higher costs for purchased nickel intermediates and higher costs for heavy oil, electricity and natural gas, partially offset by net cost reductions and related savings achieved in the first six months of 2005.
      For the second quarter of 2005 compared with the second quarter of 2004, the increase in nickel unit cash cost of sales after by-product credits was due to higher unit cash cost of sales before by-product credits, partially offset by an increase in by-product credits. The increase in by-product credits was primarily due to higher realized selling prices for copper and certain PGMs and higher deliveries of PGMs, partially offset by higher production costs for copper.
      For the first six months of 2005 compared with the first six months of 2004, the increase in nickel unit cash cost of sales after by-product credits was primarily due to the same factors noted above relating to higher unit cash cost of sales before by-product credits.
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
      In the second quarter and first six months of 2005, we realized net cost reductions and related savings of about $7 million and $10 million, respectively. We are currently targeting $60 million in cost reductions and related savings in 2005, recognizing that most of the targeted cost reductions and related savings are expected to be realized in the second half of 2005.
      Nickel production decreased to 50,353 tonnes (111 million pounds) in the second quarter of 2005 compared with 59,586 tonnes (131 million pounds) in the second quarter of 2004. Nickel production decreased to 105,860 tonnes (233 million pounds) in the first six months of 2005 compared with 117,257 tonnes (258 million pounds) in the first six months of 2004. The decrease in both the second quarter and first six months of 2005 compared with the same periods of 2004 was primarily due to the scheduled shutdown which took place in the second quarter of 2005 at our Ontario operations for planned maintenance and to connect or tie-in major new pieces of equipment or expansions of existing equipment to those operations and to lower finished nickel production from PT Inco’s nickel in matte product due to the timing of certain shipments of PT Inco’s nickel matte product and to a scheduled maintenance shutdown at our nickel refinery in Japan.
Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits
      The following two bar charts show the key factors (in dollars or cents per pound) both favourable and unfavourable (favourable factors are shown in parentheses) affecting our second quarter and first six months of 2005 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being the nickel unit cash cost of sales after by-product credits for the second quarter (first bar chart) and first six months of 2004 (second bar chart):
Nickel Unit Cash Cost of Sales after by-product credits

In dollars or cents per pound
Second Quarter 2005 compared with Second Quarter 2004

First Six Months 2005 compared with First Six Months 2004

Selling, General and Administrative
      Selling, general and administrative expenses increased by $8 million and $17 million in the second quarter and first six months of 2005, respectively, compared with same periods in 2004. The increase in the second quarter of 2005 were primarily due to higher expenses associated with share options granted, and higher employment and related benefit costs and consulting fees. These same factors contributed to higher selling, general and administrative expenses in the first six months of 2005, as well as higher expenses associated with share appreciation rights, based upon the price of our common shares, which rights had been granted in connection with share options awarded in prior years.

Asset Impairment Charge
      We entered into a long-term agreement in late June 2005 with Falconbridge Limited under which we will sell all of our copper production from our Ontario operations in anode form to this company beginning in 2006. As a result of this decision, we recorded a $25 million pre-tax impairment charge in the second quarter of 2005 which relates to the planned closure of our copper refining facility in Sudbury, Ontario at the end of 2005.

Income and Mining Taxes
      Our effective tax rate for the second quarter of 2005 of approximately 40 per cent was in line with the combined statutory income and mining tax rate in Canada as the benefit of the lower tax rates on earnings generated in certain jurisdictions was offset by a tax charge related to tax rulings, interpretations or determinations relating to prior periods. Our effective tax rate for the first six months of 2005 of 30 per cent was lower than the combined statutory income and mining tax rate in Canada of about 40 per cent due principally to a net tax benefit of $42 million recorded in the first quarter relating to the favourable outcome of certain tax rulings, interpretations or determinations relating to prior years.

Minority Interest
      For the first six months of 2005, minority interest included a favourable adjustment of $25 million, reflecting the recovery of losses previously taken by Inco due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the impairment charge associated with the Goro project recorded in the second quarter of 2004.

Intermediates Segment
      Our intermediates segment, as discussed above, comprises the mining and processing operations of PT Inco in Indonesia where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel in matte averaged $12,896 per tonne ($5.85 per pound) in the second quarter of 2005, compared with $9,722 per tonne ($4.41 per pound) in the second quarter of 2004. Under PT Inco’s long-term United States dollar-denominated sales contracts, the selling price of its nickel in matte is determined by a formula based on the LME cash price for nickel. Nickel in matte production was the same for the second quarter of 2005 as for the second quarter of 2004 at 18,700 tonnes (41 million pounds). PT Inco’s unit cash cost of production rose by 25 per cent to $2.23 per pound in the second quarter of 2005 from $1.78 per pound in the second quarter of 2004, partly due to an increase in the heavy sulphur fuel oil price to an average of $35.86 per barrel for the second quarter of 2005 from $27.43 per barrel for the second quarter of 2004 and to increased consumption of heavy sulphur fuel oil and diesel as a result of mining and processing ore from the new, more distant Petea mining site and from increased diesel and other power requirements due to the low lake water levels available for hydroelectric power generation earlier in 2005. In addition, spending on services was higher due to fees incurred on an operations review, which review is expected to result in significant cost savings starting in the third quarter of 2005.
Cash Flows, Liquidity and Capital Resources
      Net cash provided by operating activities in the second quarter of 2005 was $422 million, compared with $339 million in the second quarter of 2004. The increase in net cash provided by operating activities was primarily due to higher net earnings. Net cash provided by operating activities in the first six months of 2005 was $513 million, compared with $719 million in the first six months of 2004. The decrease in net cash provided by operating activities was primarily due to reduced balances of income and mining taxes payable due to previously indicated significant tax payments during the first quarter of 2005 in respect of the 2004 taxation year, partially offset by higher net earnings and a decrease in accounts receivable.
      Net cash used for investing activities was $132 million and $358 in the second quarter and first six months of 2005, respectively, compared with $148 million and $315 million in the same periods of 2004. Investing activities in the second quarter of 2005 included cash of $150 million received in respect of the sale of a portion of our interest in Goro Nickel. Excluding this item, cash used for investing activities increased for both periods principally due to higher capital spending for our Voisey’s Bay and Goro projects.
      In the second quarter of 2005, we closed out certain interest rate swaps and realized net cash proceeds of about $23 million from these transactions.
      At June 30, 2005, cash and cash equivalents were $1,173 million, up from $1,076 million at December 31, 2004, reflecting strong cash flow from operations which was sufficient to fund capital expenditures during the first six months of 2005 as well as the payment, as noted above, of the balance of certain taxes due in respect of 2004. Total debt was $1,840 million at June 30, 2005, compared with $1,868 million at December 31, 2004. Total debt as a percentage of total debt plus shareholders’ equity was 27 per cent at June 30, 2005, compared with 30 per cent at December 31, 2004.
      On February 18, 2005 a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total approximately $150 million for the 21 per cent interest. This amount included their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005 (“Sumic Shareholders Agreement”), setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent ownership interest in Goro Nickel and the right to elect one director so long as it holds at least an 8 per cent ownership interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Sumic Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Sumic Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the Sumic Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under the Sumic Shareholders Agreement Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, we, Sumic Nickel, Sumitomo Metal Mining and Mitsui also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and a product offtake agreement was also executed under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subsidiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production). Under the SPMSC Shareholders Agreement, SPMSC has the right, but not the obligation, to make capital contributions on a pro rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (“SPMSC Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. Once the SPMSC Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has under the SPMSC Shareholders Agreement agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent ownership interest in Goro Nickel. SPMSC has through the end of the second quarter of 2005 elected not to make any pro rata capital contributions as and when required by Goro Nickel.
      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, increased our contributions, including voluntary contributions of $144 million, to such plans to a level of $265 million for 2004 and our pension expense increased to $114 million for 2004. We currently expect that our annual pension contributions will be at least approximately $170 million in 2005, including voluntary contributions. We have not as yet determined what the level of our pension contributions will be for 2006. Our annual pension expense is currently estimated to be approximately $115 million for 2005. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for 2005 and for future years.
      We currently believe that our level of cash and cash equivalents as of June 30, 2005, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements at least for 2005 and 2006. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects. Our capital expenditures are expected to be very significant over the 2005 to 2007 period given the current spending plans for the Voisey’s Bay project, for the Goro project, and for the latest capital project for PT Inco to increase its annual production to about 200 million pounds of nickel in matte which is to include a third dam to increase its hydroelectric capacity and other capital expenditures at PT Inco currently expected to total in the range of $275 to $280 million over a four year period.
Update on Protected Forests Legislation in Indonesia
      In July 2005, the Constitutional Court in Indonesia upheld legislation (the “Exemption Law”) adopted by the Indonesian parliament in August 2004 which exempted PT Inco and a limited number of other Indonesian mining companies from certain legislation passed in 1999, which legislation had the effect of restricting open pit mining and certain other activities in areas designated as “protected forests”. A significant portion of the areas PT Inco is authorized to mine under its Contract of Work with the Indonesian government were considered protected forests under the 1999 legislation. The legality of the Exemption Law was challenged in early 2005 when certain parties initiated a process to have the Exemption Law reviewed in the Constitutional Court. The July 2005 decision of this Court upholding the Exemption Law is final and non-appealable.
      Although the decision of the Constitutional Court has clarified that the areas PT Inco is authorized to mine under its Contract of Work will not be subject to the 1999 legislation, in order to conduct mining in protected forests PT Inco must still resolve certain issues relating to a regulation issued by the Indonesian Minister of Forestry (the “Forestry Regulation”) in late 2004 which imposed new requirements restricting mining in protected forests, including requiring that PT Inco submit an application for and obtain licenses and other approvals to conduct such activities. While PT Inco continues to believe that the terms of its Contract of Work provide it with all authorizations needed to conduct mining activities in the areas covered by its Contract of Work and any disputes relating to its Contract of Work are subject to arbitration under international conventions, if the Forestry Regulation restricts PT Inco’s ability to mine in certain areas, it could reduce PT Inco’s estimated ore reserves and adversely affect PT Inco’s long-term mining plans.
Critical Accounting Policies and Estimates
      Reference is made to our 2004 Annual Report on Form 10-K.
Accounting Changes

Convertible Debt
      Effective January 1, 2005, on a retroactive basis, we adopted revisions to CICA Section 3860, Financial Instruments — Disclosure and Presentation. The revisions related to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument must be bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON Notes, Convertible Debentures due 2023 and 3 1/2% Subordinated Convertible Debentures due 2052 which were previously treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities.
Non-GAAP Financial Measure
      We have referred to nickel unit cash cost of sales before and after by-product credits in the Management’s Discussion and Analysis of Financial Condition and Results of Operations because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These non-GAAP measurements capture all of the important components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by- product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically been driven largely by the prices for these metals. In addition, management utilizes these metrics as an important management tool to monitor cost performance of each of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.
      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:
Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
(In millions of United States dollars except pound and per pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$616	$580	$1,219	$1,137
By-product costs	(151)	(138)	(315)	(277)
Purchased finished nickel	(87)	(43)	(156)	(133)
Delivery expense	(9)	(8)	(18)	(16)
Other businesses cost of sales	(9)	(9)	(19)	(20)
Non-cash items (1)	(7)	(9)	(14)	(18)
Remediation, demolition and other related expenses	(9)	(6)	(16)	(11)
Adjustments associated with affiliate transactions	37	(35)	46	(41)
Other	1	—	(1)	1

Nickel cash cost of sales before by-product credits (2)	382	332	726	622
By-product net sales	(187)	(161)	(393)	(350)
By-product costs	151	138	315	277

Nickel cash cost of sales after by-product credits (2)	$346	$309	$648	$549

Inco-source nickel deliveries (millions of pounds)	123	131	242	251

Nickel unit cash cost of sales before by-product credits per pound	$3.11	$2.54	$3.00	$2.48

Nickel unit cash cost of sales after by-product credits per pound	$2.81	$2.36	$2.68	$2.19

(1)	Representing principally post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for both Inco-source and external feed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
      While global demand for nickel continues to be the most important determinant of our profitability and cash flows, our financial results are also very much affected by changes in the costs we incur to produce nickel and our other metals.
      Reference is made to our 2004 Annual Report on Form 10-K for a discussion of market and other risks applicable to our business.

Item 4.	Controls and Procedures
      As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) and, based upon such review and evaluation required by Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended, concluded that such disclosure controls and procedures were effective and met the requirements thereof. Additionally, no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the U.S. Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Notice Regarding Forward-Looking Statements
      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) nickel demand and supply in the global nickel market for the second half of 2005 and into 2006, the supply of secondary or nickel-containing recycled or scrap material, and nickel demand in China and other geographical and end-use markets for nickel for 2005 and into 2006; (ii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iii) capital expenditures; (iv) changes in pension contributions to our pension plans and pension expense; (v) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and sources of financing and agreements and other arrangements for our Goro project with the three provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; and (vi) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction, start-up/commissioning and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, (d) the start-up of our Voisey’s Bay project, (e) our Goro project’s scope and schedule and the other key aspects of this project, and (f) the timing of receipt of all necessary permits and regulatory approvals, the engineering and construction timetables for our development projects, and other agreements and arrangements with parties or local communities having an interest in or otherwise being associated with our Goro project. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
      (a) Our 2005 Annual and Special Meeting of Shareholders (the “Meeting”) was held on April 20, 2005.
      (b), (c) The following four matters, as described in our Proxy Circular and Statement for the Meeting, were submitted to a vote of shareholders at the Meeting:

(1) electing all eleven Directors for a one-year term expiring in 2006 (one Director, James M. Stanford, had indicated, as noted in our Proxy Circular and Statement, that he planned to retire from the Company’s Board of Directors in late July 2005);

(2) appointing the Auditors of the Company;

(3) approving a resolution reconfirming the Company’s Shareholder Rights Plan, as it was proposed to be amended; and

(4) approving the Company’s new 2005 Key Employees Incentive Plan.
      (1) Election of Directors. The individuals listed below were nominated and, in the absence of further nominations, elected Directors of the Company to hold office for a term expiring immediately prior to the Company’s next Annual Meeting of Shareholders to be held in 2006. The vote, which was conducted by a show of hands, reflected proxies voting on this motion as follows:

			Number of
			Abstentions/
Name of Nominee	Votes for	%	Withheld Votes	%

Glen A. Barton	124,238,797	99.88	143,989	0.12
Angus A. Bruneau	124,362,042	99.98	20,744	0.02
Ronald C. Cambre	124,204,355	99.86	179,431	0.14
Scott M. Hand	123,887,029	99.60	495,757	0.40
Janice K. Henry	124,214,040	99.86	168,746	0.14
Chaviva M. Hosek	124,340,034	99.96	42,752	0.04
Peter C. Jones	124,128,120	99.79	254,666	0.21
John T. Mayberry	124,336,800	99.96	45,986	0.04
David P. O’Brien	123,963,033	99.66	419,753	0.34
Roger Phillips	124,191,903	99.84	190,885	0.16
James M. Stanford	122,351,656	98.37	2,031,130	1.63
      (2) Appointment of Auditors. PricewaterhouseCoopers LLP were appointed Auditors of the Company to serve until the Company’s next Annual Meeting of Shareholders to be held in 2006 and the Audit Committee of the Board of Directors were authorized to fix the remuneration to be paid to the Auditors. The vote, which was conducted by a show of hands, reflected proxies voting on this matter as follows:

		Number of
		Abstentions/
Votes for	%	Withheld Votes	%

124,060,125	99.78	271,314	0.22
      (3) Shareholder Rights Plan Reconfirmation. Shareholders were asked to approve a resolution reconfirming the Company’s Shareholder Rights Plan, as amended to include changes to reflect the changes in the Company’s capital structure since April 2002, when shareholders last voted to reconfirm the Plan in accordance with its terms, including the issuance of certain convertible debt securities, and a change to the definition of “Beneficial Ownership” thereunder to add a provision designed to make clear that a mutual fund would not trigger the Plan by virtue of holding “Voting Shares” (as defined under the Plan to include the Company’s

Common Shares and any other equity securities having the right to vote on the election of directors) in excess of 20% of the Company’s then outstanding “Voting Shares”.
      The Company had first adopted a shareholder rights plan in 1988. The Company’s current Shareholder Rights Plan was confirmed by shareholders in 1999 and, in accordance with the terms of the Plan, had been previously reconfirmed by the shareholders in 2002. The vote, which was conducted by a ballot, reflected proxies voted on this matter as follows:

		Number of
		Abstentions/
Votes For	%	Withheld Votes	%

75,918,945	67.67	36,268,131	33.33
      (4) Approval of 2005 Key Employees Incentive Plan. The Board of Directors of the Company adopted a new Key Employees Incentive Plan, the 2005 Key Employees Incentive Plan (the “Incentive Plan”), on February 8, 2005, subject to customary regulatory approval and approval by the shareholders at the Meeting. As in the case of its predecessor plans, the Incentive Plan has two aspects. First, the Incentive Plan authorizes the granting of options to purchase in total over the life of the Incentive Plan not more than 5.5 million of the Company’s Common Shares and the granting of share appreciation rights in connection with such share options to selected employees of the Company and its subsidiaries. Second, the Incentive Plan authorizes the making of awards of incentive compensation out of a pool, based upon up to 2% of the Company’s consolidated net earnings plus income and mining taxes, in the form of immediate or deferred payments or deliveries of cash, shares or incentive units or share units or other types of compensation, subject to such terms, conditions and restrictions as the Board of Directors’ Management Resources and Compensation Committee (or such other committee as authorized under the Incentive Plan) administering the Incentive Plan may determine. No more than 500,000 Common Shares can be awarded as incentive compensation under the terms of the Incentive Plan.
      The vote, which was conducted by a ballot, reflected proxies voting on this matter as follows:

		Number of
		Abstentions/
Votes For	%	Withheld Votes	%

92,688,299	82.67	19,423,560	17.33

Item 5.	Other Information
      As anticipated in the Company’s Current Report on Form 8-K filed on July 19, 2005 covering the appointment of two new Directors of the Company, Mr. Rick Waugh has been appointed to two committees of the Board of Directors, the Management Resources and Compensation Committee and the Pension Committee, and Mr. Francis Mer has also been appointed to two committees, the Audit Committee and the Capital Projects Committee. These appointments will be effective as of the first meeting of the Board of Directors attended by such new Director.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inco Limited

Date: August 3, 2005	By: /s/ S. F. Feiner S. F. Feiner Executive Vice-President, General Counsel and Secretary

Date: August 3, 2005	By: /s/ R. A. Lehtovaara R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002