Form 10-Q
period 2005-09-30
INCO LTD
filed 2005-10-31
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Unless otherwise stated, dollar amounts in this Report are expressed in United States currency.
      Common Shares outstanding at September 30, 2005: 189,485,940 shares, no par value.
      * Notices and communications from the Securities and Exchange Commission may be sent to S.F. Feiner, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7680.

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited) — Inco Limited and Subsidiaries	2
	Consolidated Statement of Earnings (Unaudited) — Three and Nine Months Ended September 30, 2005 and 2004	2
	Consolidated Statement of Retained Earnings (Deficit) (Unaudited) — Nine Months Ended September 30, 2005 and 2004	3
	Consolidated Balance Sheet (Unaudited) — September 30, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows (Unaudited) — Three and Nine Months Ended September 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	36
Item 4.	Controls and Procedures	37

PART II — OTHER INFORMATION
Item 6.	Exhibits
	2.1. Support Agreement dated as of October 10, 2005 between Inco Limited and Falconbridge Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005)	39
	31.1. Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a - 14(a) of the U.S. Securities Exchange Act of 1934, as amended	39
	31.2. Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a - 14(a) of the U.S. Securities Exchange Act of 1934, as amended	39
	32.1. Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
(in millions of United States dollars except per share amounts)
Revenues
Net sales	$1,082	$1,031	$3,397	$3,117
Other income (loss), net (Note 3)	(11)	17	(8)	32

	1,071	1,048	3,389	3,149

Costs and expenses (income)
Cost of sales and other expenses, excluding depreciation and depletion	688	568	1,907	1,705
Depreciation and depletion	62	59	187	178
Selling, general and administrative	64	57	156	132
Research and development	9	6	23	22
Exploration	10	7	30	19
Currency translation adjustments	52	62	48	29
Interest expense	4	9	16	29
Asset impairment charge (Note 4)	—	—	25	201
Goro project suspension	—	1	—	(2)

	889	769	2,392	2,313

Earnings before income and mining taxes and minority interest	182	279	997	836
Income and mining taxes (Note 5)	90	103	338	364

Earnings before minority interest	92	176	659	472
Minority interest (Note 16)	30	34	69	90

Net earnings	$62	$142	$590	$382

Net earnings per common share (Note 8)
Basic	$0.33	$0.76	$3.12	$2.04

Diluted	$0.30	$0.69	$2.70	$1.85

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Retained Earnings (Deficit)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
(in millions of United States dollars)
Retained earnings (deficit) at beginning of period, as previously reported	$397	$(206)
Change in accounting policy (Note 2)	(7)	(9)

Retained earnings (deficit) at beginning of year, as restated	390	(215)
Net earnings	590	382
Cash settlement of LYON Notes tendered for conversion (Note 10)	(22)	—
Common dividends paid	(38)	—

Retained earnings at end of period	$920	$167

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2005	2004

		(Restated)
(in millions of United States dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 14)	$916	$1,076
Accounts receivable	580	601
Inventories (Note 14)	869	834
Other	114	63

Total current assets	2,479	2,574
Property, plant and equipment (Note 14)	8,261	7,587
Deferred charges and other assets	663	576

Total assets	$11,403	$10,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Notes 2 and 9)	$113	$107
Accounts payable	245	331
Accrued payrolls and benefits	199	208
Other accrued liabilities	474	399
Income and mining taxes payable	76	279

Total current liabilities	1,107	1,324
Deferred credits and other liabilities
Long-term debt (Notes 2 and 9)	1,669	1,761
Deferred income and mining taxes	1,983	1,891
Post-retirement benefits	725	671
Asset retirement obligation (Note 7)	186	171
Other deferred credits	61	58

Total liabilities	5,731	5,876

Minority interest (Note 16)	781	529

Commitments and contingencies (Note 12)
Shareholders’ equity
Convertible debt (Notes 2 and 10)	398	418

Common shareholders’ equity
Common shares issued and outstanding 189,485,940 (2004 — 188,133,439 shares) (Note 8)	2,933	2,891
Warrants (Note 11)	62	62
Contributed surplus (Note 15)	578	571
Retained earnings	920	390

	4,493	3,914

Total shareholders’ equity	4,891	4,332

Total liabilities and shareholders’ equity	$11,403	$10,737

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
(in millions of United States dollars)

Operating activities
Earnings before minority interest	$92	$176	$659	$472
Items not affecting cash
Depreciation and depletion	62	59	187	178
Deferred income and mining taxes	26	6	31	43
Asset impairment charge	—	—	25	201
Other	91	56	117	70
Contributions greater than post-retirement benefits expense	(13)	(14)	(32)	(24)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(24)	(61)	21	(115)
Inventories	32	27	(35)	(66)
Accounts payable and accrued liabilities	(52)	29	(38)	47
Income and mining taxes payable	(26)	79	(183)	313
Other	(1)	23	(52)	(20)

Net cash provided by operating activities	187	380	700	1,099

Investing activities
Capital expenditures	(315)	(248)	(820)	(543)
Partial sale of interest in Goro Nickel S.A.S	—	—	150	—
Other	(3)	1	(6)	(19)

Net cash used for investing activities	(318)	(247)	(676)	(562)

Financing activities
Repayments of long-term debt	(54)	(42)	(102)	(90)
Long-term borrowings	—	—	3	—
Cash settlement of LYON Notes tendered for conversion	(65)	—	(65)	—
Common shares issued	11	4	34	18
Common dividends paid	(19)	—	(38)	—
Dividends paid to minority interest	—	—	(39)	(15)
Other	1	—	23	1

Net cash used for financing activities	(126)	(38)	(184)	(86)

Net increase (decrease) in cash and cash equivalents	(257)	95	(160)	451
Cash and cash equivalents at beginning of period	1,173	774	1,076	418

Cash and cash equivalents at end of period	$916	$869	$916	$869

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation
      The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 18 for significant differences between Canadian GAAP and United States GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
      The bifurcation was determined by calculating the fair value of debt and assigning the excess to equity. The excess relates to the value of the conversion feature and put options applicable to the particular convertible debt security. The fair value determination assumes that the particular convertible debt security will mature and be payable in accordance with its applicable maturity date or the end of its stated term, which term ends, in the case of our LYON notes, in March 2021, in March 2023 in the case of our Convertible Debentures, and in March 2052 for our Subordinated Debentures. During October 2005, the Emerging Issues Committee (EIC) of the CICA issued EIC No. 158, Accounting for Convertible Debt Instruments. EIC No. 158 requires convertible debt to be valued as if it matured on the first date that holders are permitted to put the securities. However, as EIC No. 158 is required to be applied to convertible debt instruments issued after October 17, 2005, there will be no change to the methodology under which we have bifurcated our convertible debt between debt and equity as described above.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Earnings per share
      During the third quarter of 2005 the EIC issued EIC No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings per Share. The new abstract, which is effective for interim and annual periods beginning after October 1, 2005, requires that the effects of contingently convertible instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. We early adopted this abstract on September 30, 2005 on a retroactive basis. There was no impact of adoption on 2005 third quarter and first nine months earnings per share as the market price triggers on our contingently convertible debt were met for these periods and thus the contingently convertible instruments were already included in the computation of diluted earnings per share. The impact on 2004 third quarter and first nine months earnings per share was a reduction of two cents and seven cents, respectively.

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
      This standard is applicable whenever a company chooses to designate a hedging relationship for accounting purposes. It builds on Accounting Guideline No. 13 — Hedging Relationships, and Section 1650 — Foreign Currency Translation, by specifying how hedge accounting is applied and what disclosures are necessary when it is applied.

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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 3.	Other Income (Loss), net
      Other income, net is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest and dividend income	$6	$4	$21	$9
Earnings from affiliates accounted for using the equity method	1	—	1	4
Loss from derivative positions in metals	(5)	—	(11)	(4)
Loss from cash settlement of LYON Notes tendered for conversion (Note 10)	(8)	—	(8)	—
Gains from forward currency contracts covering anticipated expenditures relating to Goro project	—	8	—	8
Gains from sales of securities and other assets	—	—	—	3
Other	(5)	5	(11)	12

Other income (loss), net	$(11)	$17	$(8)	$32

Note 4.	Asset Impairment Charge
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
      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rates was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rate	$70	$111	$386	$333
Resource and depletion allowances	(7)	(19)	(45)	(57)

Adjusted income taxes	63	92	341	276
Mining taxes	6	9	49	48

	69	101	390	324
Currency translation adjustments	4	8	8	1
Currency translation adjustments on long-term debt	22	21	15	9
Non-taxable (gains) losses	(3)	(4)	(14)	62
Tax rate changes	—	—	—	9
Foreign tax rate differences	(11)	(14)	(37)	(36)
Prior year adjustments	12	(7)	(15)	(9)
Other	(3)	(2)	(9)	4

Effective income and mining taxes	$90	$103	$338	$364

Note 6.	Post-retirement Benefits
      Employer contributions in respect of our defined benefit plans during the third quarter and first nine months of 2005 were $44 million (2004: $42 million) and $129 million (2004: $117 million), respectively. For the year ending December 31, 2005, we currently expect that such employer contributions, including voluntary contributions, will amount to at least approximately $170 million.
      Post-retirement benefits expense included the following components:

			Post-
			retirement				Post-
	Pension		Benefits Other				retirement
	Benefits		than Pensions				Benefits Other
					Pension Benefits		than Pensions

	Three Months Ended
	September 30,				Nine Months Ended September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$11	$9	$3	$2	$31	$28	$9	$7
Interest cost	42	40	14	13	125	118	41	38
Expected return on plan assets	(46)	(42)	—	—	(132)	(124)	—	—
Amortization of actuarial and investment losses	16	15	3	2	48	46	10	9
Amortization of unrecognized prior service costs	3	4	—	—	9	11	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	26	26	20	17	81	79	60	54
Defined contribution pension expense	2	2	—	—	4	4	—	—

Post-retirement benefits expense	$28	$28	$20	$17	$85	$83	$60	$54

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 7.	Asset Retirement Obligation
      The following table shows the movement in the long-term liability for our asset retirement obligation:

Amount

December 31, 2004	$171
Accretion expense	7
Revisions in estimated cash flows	10
Transfer to current	(2)

September 30, 2005	$186

Note 8.	Common Shares and Earnings per Common Share
      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number of
	Shares	Amount

December 31, 2004	188,133,439	$2,891
Options exercised	1,285,969	34
Warrants exercised	4,834	—
Shares issued under incentive plan	61,698	2
Transfer from contributed surplus in respect of options exercised	—	3
Transfer from accrued liabilities in respect of stock appreciation rights exercised	—	3

September 30, 2005	189,485,940	$2,933

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Basic earnings per share computation
Numerator:
Net earnings applicable to common shares	$62	$142	$590	$382

Denominator:
Weighted-average common shares outstanding (in thousands)	189,255	187,597	188,892	187,430

Basic earnings per common share	$0.33	$0.76	$3.12	$2.04

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$62	$142	$590	$382
Dilutive effect of:
Convertible debt	4	2	11	7

Net earnings applicable to common shares, assuming dilution	$66	$144	$601	$389

Denominator:
Weighted-average common shares outstanding (in thousands)	189,255	187,597	188,892	187,430
Dilutive effect of:
Convertible debt	28,155	17,440	28,767	17,440
Stock options	1,050	1,209	958	1,306
Warrants	4,502	3,649	4,106	3,774

Weighted-average common shares outstanding, assuming dilution (in thousands)	222,962	209,895	222,723	209,950

Diluted earnings per common share	$0.30	$0.69	$2.70	$1.85

Note 9.	Long-term debt
      On May 28, 2004, we concluded a new $750 million syndicated revolving credit facility with a maturity date of May 28, 2009. This syndicated facility replaced several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent in total commitments under this new syndicated facility, the maturity date of the syndicated revolving credit facility may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. Effective May 28, 2005, the lenders under the $750 million syndicated revolving credit facility agreed to extend the maturity date of the facility from May 28, 2009 by an additional year to May 28, 2010.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The borrowings under the facility may be made in either Canadian dollars in the form of (a) Prime Rate loans (as defined under the credit facility) or (b) in Bankers’ Acceptances (as defined under the credit facility) or in United States dollars in the form of (i) United States Base Rate loans (as defined under the credit facility) or (ii) London Interbank Offered Rate (LIBOR) loans (as defined under the credit facility). Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of September 30, 2005, there were no amounts drawn under the facility.
      This syndicated credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the credit facility, not to exceed 50:50. At September 30, 2005 the ratio of Consolidated Indebtedness to Tangible Net Worth was 24:76. The syndicated facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of September 30, 2005, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 (stable outlook) by Moody’s Investors Service and BBB- (positive outlook) by Standard & Poor’s. After the announcement of our offer to purchase all of the common shares of Falconbridge Limited on October 11, 2005, as referred to in note 19 below, Standard & Poor’s Rating Services placed our rating on credit watch with negative implications while Moody’s affirmed our Baa3 rating (with a stable outlook). In connection with this offer, we have arranged commitments covering the debt financing sufficient to fund the cash portion (approximately $2.4 billion) of the offer we have made. We are currently negotiating the definitive loan agreements covering this financing.
      During the second quarter of 2005, we terminated our interest rates swaps in respect of our 7.75% Notes due 2012 and our 5.70% Debentures due 2015. The termination of these swaps resulted in payments to us totalling approximately $23 million which is included in cash from financing activities on our consolidated statement of cash flows for the nine months ended September 30, 2005 under “Financing activities — Other”. For accounting purposes, the gain realized from the termination of these swaps will be amortized over the respective remaining terms of the related debt instruments.

Note 10.	Convertible Debt
      As discussed in Note 2, we have changed our accounting for our convertible debt securities and have bifurcated these instruments between debt and equity. The assumption used in the fair value determination of debt was that each instrument would remain outstanding until its specific maturity date or the end of its stated term had been reached. During October 2005, the EIC issued EIC No. 158, Accounting for Convertible Debt Instruments. EIC No. 158 requires convertible debt to be valued as if it matured on the first date that holders are permitted to put the securities. However, as EIC No. 158 is required to be applied to convertible debt

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
instruments issued after October 17, 2005, there will be no change to the methodology under which we have bifurcated our convertible debt between debt and equity as described above.

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

Long-term debt, including current portion	$101	$111	$104	$316
Equity	128	148	122	398

Total	$229	$259	$226	$714

      During the third quarter of 2005, LYON notes representing approximately, $57 million aggregate principal amount were tendered for conversion. The Company, at its option, elected to settle its obligations in respect of these notes in accordance with their terms for cash in lieu of shares in the amount of $65 million. The difference between the $65 million and the book value of $35 million represents a charge of $30 million. For accounting purposes, the LYON notes are bifurcated between debt and equity, the equity portion representing the value of the holders’ conversion options. Consequently, the charge of $30 million has been bifurcated between earnings and a direct charge to retained earnings. The split is a charge to earnings of $8 million and a charge to retained earnings of $22 million.

Note 11.	Warrants
      Changes in warrants were as follows:

	Number of
	Warrants	Amount

December 31, 2004	11,022,758	$62
Warrants issued	111	—
Warrants exercised	(4,834)	—

September 30, 2005	11,018,035	$62

Note 12.	Commitments and Contingencies

(a)	Commitments
      The following table summarizes as of September 30, 2005 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments Due in

	2005	2006	2007	2008	2009	Thereafter

Purchase obligations(1)	$470	$427	$161	$104	$81	$29
Operating leases	10	30	21	10	4	7
Other	—	2	3	3	3	88

Total	$480	$459	$185	$117	$88	$124

(1)	These purchase obligations largely relate to the Voisey’s Bay and Goro projects with the balance comprising routine orders to purchase goods and services at current operating locations and currently estimated purchases of certain intermediate products.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(b)	Contingencies
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
      In December 2004, we entered into agreements for the Goro project covering the Girardin Act tax-advantaged lease financing program (“Girardin Financing”) sponsored by the French Government. The Girardin Financing is subject to a ruling issued by the French Minister of Economy, Finance and Industry (the “Ruling”). The Ruling provides that certain investors who are French qualified investors under the Girardin Financing (the “Tax Investors”) may utilize certain tax deductions in connection with assets representing a portion of the Goro project’s processing plant which are financed by the Girardin Financing. The Ruling requires that Goro Nickel and Inco Limited satisfy certain conditions, including operating the Goro project for a minimum of five years. In 2004, the Tax Investors had provided $41 million in tax advances which were recorded on our balance sheet as a deferred credit since these advances represent government assistance in the form of a forgivable loan. We have transferred a portion of this forgivable loan from a deferred credit to offset property, plant and equipment in the amount of $27 million, such amount representing a pro-rata portion of the amount spent to date in respect of the approved assets under the arrangement.

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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Data by operating segments as of and for the periods indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

										(Restated)
Net sales to customers	$3,268	$3,005	$129	$112	—	—	—	—	$3,397	$3,117
Intersegment sales	—	—	524	490	—	—	(524)	(490)	—	—

Net sales	3,268	3,005	653	602	—	—	(524)	(490)	3,397	3,117

Earnings (loss) before income and mining taxes and minority interest by segment	885	857	308	345	—	(213)	(8)	(40)	1,185	949

Not specifically allocable to segments:
Corporate selling, general and administrative expenses									116	87
Currency translation adjustments									48	29
Interest expense									16	29
Other income (loss), net									(8)	32

Earnings before income and mining taxes and minority interest									$997	$836

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

						(Restated)				(Restated)
Net sales to customers	$1,031	$993	$51	$38	—	—	—	—	$1,082	$1,031
Intersegment sales	—	—	168	195	—	—	(168)	(195)	—	—

Net sales	1,031	993	219	233	—	—	(168)	(195)	1,082	1,031

Earnings (loss) before income and mining taxes and minority interest by segment	196	277	80	135	—	(5)	22	(35)	298	372

Not specifically allocable to segments:
Corporate selling, general and administrative expenses									49	39
Currency translation adjustments									52	62
Interest expense									4	9
Other income (loss), net									(11)	17

Earnings before income and mining taxes and minority interest									182	279

Identifiable assets at September 30, 2005 and December 31, 2004	$2,897	$2,793	$1,545	$1,580	$6,006	$5,394	$(62)	$(54)	$10,386	$9,713

Other assets									1,017	1,024

Total assets at September 30, 2005 and December 31, 2004									$11,403	$10,737

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 14.	Supplemental Information
      The following represents certain supplemental information in connection with our Consolidated Balance Sheet:

	September 30,	December 31,
	2005	2004

Cash	$326	$240
Cash equivalents	590	836

Cash and cash equivalents	$916	$1,076

Finished metals	$169	$228
In-process metals	607	511
Supplies	93	95

Inventories	$869	$834

		(Restated)

Property, plant and equipment, at cost	$12,981	$12,227
Accumulated depreciation and depletion	4,720	4,640

Property, plant and equipment, net	$8,261	$7,587

      Capitalized interest costs included in capital expenditures were $80 million in the first nine months of 2005 (2004: $47 million).

Note 15.	Stock Compensation Plans
      For the three months and nine months ended September 30, 2005, an expense of $3 million (2004: $2 million) and $10 million (2004: $9 million), respectively, was charged to earnings with an equivalent offset credited to contributed surplus to reflect the vested portion of the fair value of stock options granted to employees in 2004 and 2005. For the first nine months of 2005, a transfer of $3 million (2004: $1 million) was made from contributed surplus to common shares in respect of exercised options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Stock price at grant date	$39.67	$36.40
Exercise price	$39.67	$36.40
Weighted-average fair value of options granted during the period	$12.21	$10.37
Expected life of options (years)	3.6	3.4
Expected dividend yield	—%	—%
Expected stock price volatility	34.8%	35.0%
Risk-free interest rate	3.6%	2.5%

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 16.	Sale of Interests in Goro Nickel S.A.S. (“Goro Nickel”)
      (a) For the first nine months of 2005, minority interest included a recovery in Goro Nickel of $25 million, reflecting the recovery of losses previously taken by us due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the previously announced impairment charge associated with the Goro project recorded in the second quarter of 2004.
      (b) On February 18, 2005, a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. Under the SPMSC Shareholders Agreement, SPMSC has the right, but not the obligation, to make capital contributions on a pro rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “SPMSC Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. Once the SPMSC Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has under the SPMSC Shareholders Agreement agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent ownership interest in Goro Nickel. SPMSC has through the end of the third quarter of 2005 elected not to make any such pro rata capital contributions as and when required by Goro Nickel.
      On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total approximately $150 million for the 21 per cent interest. This amount included their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005 (the “Sumic Shareholders Agreement”), setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent ownership interest in Goro Nickel and the right to elect one director so long as it holds at least an 8 per cent ownership interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Sumic Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Sumic Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Goro project’s funding requirements and we would, subject to certain terms and conditions under the Sumic Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under the Sumic Shareholders Agreement Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, we, Sumic Nickel, Sumitomo Metal Mining and Mitsui also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and a product offtake agreement was also executed under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subsidiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production).
      The transaction with Sumitomo Metal Mining, Mitsui and Sumic Nickel, which had no significant effect on our net earnings for the first nine months of 2005, was substantially completed as of March 31, 2005 and, accordingly, the sale of 21 per cent of Goro Nickel was recorded in the period ended March 31, 2005. At September 30, 2005, as a result of SPMSC’s election not to make any pro rata capital contributions, the shares of Goro Nickel were held approximately 70 per cent by Inco Limited, 21 per cent by Sumic Nickel and approximately 9 per cent by SPMSC.

Note 17.	Financial Instruments and Commodities Contracts
      During the first nine months of 2005, we entered into put option contracts, giving us the right but not the obligation, to sell 145,476 tonnes of copper at an average price of $2,279 per tonne at various dates over the 2006 to 2008 period, and sold call option contracts, giving the buyer the right, but not the obligation, to purchase 126,876 tonnes of copper at an average price of $2,969 per tonne during the same time period.

Note 18.	Significant Differences Between Canadian and United States GAAP
      Our consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and United States GAAP, insofar as they affect our consolidated financial statements, are discussed below.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Nine Months Ended September 30,	2005	2004

		(Restated)
Net earnings — Canadian GAAP	$590	$382
Increased post-retirement benefits expense(a)	(34)	(29)
Increased research and development expense(b)	(33)	(12)
Increased exploration expense(c)	(2)	(1)
Increased interest expense(d)	(19)	(11)
Cash settlement of LYON notes tendered for conversion(d)	(22)	—
Unrealized net loss on derivative instruments(e)	(38)	—
Unrealized currency translation gains (losses) on Voisey’s Bay project deferred income and mining tax liabilities(f)	(42)	(24)
Asset impairment charge(g)	—	11
Decreased (increased) minority interest expense	8	(8)
Taxes on United States GAAP differences	13	15

Net earnings — United States GAAP	421	323

Other comprehensive income (loss)(i):
Reclassification of net gain on derivatives designated as cash flow hedges(e)	(13)	(7)
Reclassification of net gain on derivatives due to ineffectiveness(e)	—	(9)
Change in fair value of derivatives designated as cash flow hedges(e)	(15)	4
Unrealized gain on long-term investments(h)	40	1
Taxes on other comprehensive income (loss)	1	(1)

Other comprehensive income (loss)(i)	13	(12)

Comprehensive earnings(i)	$434	$311

Net earnings per share — Basic	$2.23	$1.72

Net earnings per share — Diluted	$1.93	$1.57

(a)	Post-retirement Benefits
      For Canadian GAAP reporting purposes, we amortize the excess of the net unrecognized actuarial and investment gains and losses, if such gain or loss is over 10 per cent, of the greater of (i) the post-retirement benefits obligation and (ii) the fair value of plan assets. Such excess is amortized over the expected average remaining service life of employees. For United States reporting purposes, we amortize net unrecognized actuarial and investment gains and losses on a straight-line basis over the expected average remaining service life of employees.
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
      Under Canadian GAAP, our convertible debt securities are bifurcated between debt and equity. Under United States GAAP, our convertible debt securities are accounted for as debt. During the third quarter of 2005, as described in Note 10, certain LYON noteholders tendered for conversion their LYON notes. The Company, at its option, elected to settle the conversion of these notes for cash in lieu of shares which amounted to $65 million. The difference between the $65 million and the book value of $35 million represents a charge of $30 million. Under Canadian GAAP, the LYON notes are bifurcated between debt and equity, the equity portion representing the value of the holder conversion options. Consequently, under Canadian GAAP, the charge of $30 million has been bifurcated between a direct charge to earnings of $8 million and a direct charge to retained earnings of $22 million. Under United States GAAP, the entire $30 million loss is a charge to net earnings.

(e)	Accounting for Derivatives
      Under United States GAAP, all derivative contracts, whether designated as effective hedging relationships or not, are required to be recorded on the balance sheet at fair value. Under Canadian GAAP, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. Under United States GAAP, if a portion of a derivative contract is excluded for purposes of effectiveness testing, such as time value, the value of such excluded portion is included in earnings. Under Canadian GAAP, the excluded portion is not included in earnings if the derivative contract is otherwise determined to be effective. The requirements for documentation and effectiveness testing, however, are substantially the same under both Canadian and United States GAAP.

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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

(j)	Supplemental Information
      Changes in deficit and accumulated other comprehensive loss under United States GAAP were as follows:

Nine Months Ended September 30,	2005	2004

		(Restated)
Deficit at beginning of period	$(665)	$(1,144)
Net earnings	421	323
Common dividends paid	(38)	—

Deficit at end of period	$(282)	$(821)

Accumulated other comprehensive loss at beginning of period	$(589)	$(516)
Other comprehensive income (loss)	13	(12)

Accumulated other comprehensive loss at end of period	$(576)	$(528)

(k)	Recent Accounting Pronouncements
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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      During June 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections. The new standard requires that entities which make a voluntary change in accounting principle to apply that change retroactively to prior period financial statements, unless this would be impracticable. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization or depletion for long-lived assets, the change must be accounted for prospectively, as a change in estimate. SFAS No. 154 is effective for the Company’s 2006 financial statements and is not expected to have a significant impact on earnings.

Note 19.	Subsequent Event
      Inco Limited announced on October 11, 2005 an offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid. On October 24, 2005 Inco mailed its offer to purchase to Falconbridge common shareholders and related take-over bid circular (“Offer Documents”). Inco has offered Cdn. $34.00 in cash or 0.6713 of an Inco Common Share plus Cdn. $0.05 in cash for each Falconbridge common share. Under the terms of this offer, the maximum amount of cash to be paid by us is approximately Cdn. $2.87 billion, and the maximum number of our common shares to be issued is approximately 201 million. The consideration payable under the offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The offer is subject to certain conditions of completion, including receipt of all necessary regulatory clearances and acceptance of the offer by Falconbridge common shareholders owning not less than 66 2/3% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the offer have been met (or waived by Inco) and Inco has taken up and paid for at least 66 2/3% of Falconbridge’s common shares as described in the Offer Documents, Inco currently expects, but is not required, to take certain steps to acquire all of the remaining outstanding Falconbridge common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three- month and nine-month periods ended September 30, 2005, which are expressed in United States dollars and prepared in accordance with Canadian GAAP. Canadian GAAP generally conforms with GAAP in the United States except as explained in Note 18 above to our interim consolidated financial statements. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report on Form 10-K”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business
      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel. We define primary nickel to be nickel produced from nickel-containing ores. The other principal source of nickel, used principally for producing nickel-bearing stainless steels and in certain other industrial applications, is secondary nickel or nickel-containing recycled or scrap material. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba and, through a subsidiary in which we have an equity interest of 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the island of Sulawesi, Indonesia. We also operate wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through Inco TNC Limited, in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation, in which we have an equity interest of 25 per cent. Additionally, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We have also expanded our operations in China, through the formation of a new company, Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have a direct interest of 76.7 per cent. This company began producing nickel foam products for the Asian battery market in the third quarter of 2004. In addition, in 2004 we established a shearing and packaging operation in China for certain nickel products to service the specific needs of this market. In early March 2005, as part of the expansion of our nickel foam business in China, we completed the acquisition of substantially all of the assets representing the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. Pursuant to the terms of this acquisition, we have a 77 per cent direct interest in the company formed to hold these assets, Inco Advanced Technology Materials (Shenyang) Co. Ltd.
      Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario and Manitoba, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and our approximately 70 per cent-owned subsidiary (as of the end of the third quarter of 2005), taking into account capital contributions through the end of such quarter), Goro Nickel S.A.S. (“Goro Nickel”), the Goro project company, referred to in Note 16 to our interim consolidated financial statements in Item I above) Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”).

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
      In addition, as part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing two major new or so-called “greenfield” projects, our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador and our approximately 70 per cent-owned Goro nickel-cobalt project in New Caledonia. During the third quarter of 2005, our Voisey’s Bay project began production of concentrate, an intermediate product. A number of risks and uncertainties are associated with the current or planned development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financial risks and, in the case of our Goro project, those risks related to the possible future transition to independence of New Caledonia. Reference is made to various risks and uncertainties as disclosed in our 2004 Annual Report on Form 10-K.

Recent Nickel Market and Other Developments
      During the third quarter of 2005, the London Metal Exchange (LME) benchmark cash nickel price declined, averaging $14,567 per tonne ($6.61 per pound), as compared with a second quarter 2005 average of $16,399 per tonne ($7.44 per pound). We believe that this decline was due principally to an oversupply condition in the production of nickel-containing stainless steel, the principal end-use for primary nickel. This downturn in LME cash nickel prices continued over the October 1 — 27, 2005 period, with this benchmark price averaging $12,463 per tonne ($5.65 per pound) for this period. The LME cash nickel price began the third quarter at $14,700 per tonne ($6.67 per pound). Nickel prices for the quarter peaked at $15,600 per tonne ($7.08 per pound) on August 12, 2005 and the average LME cash nickel price for the month of August was $14,893 per tonne ($6.76 per pound), up slightly from the July average of $14,581 per tonne ($6.61 per pound). The average LME cash nickel price for the month of September was the lowest calendar monthly average for the quarter at $14,228 per tonne ($6.45 per pound).
      Driven by a relatively favourable global economy, we believe that nickel demand was relatively strong for the first half of 2005. Due to the oversupply condition that developed in terms of the production of nickel-containing stainless steel, as a number of new or expanded facilities began production in the first half of 2005, and the resulting build-up of stainless steel inventories, the global nickel market experienced a fall-off in demand in the third quarter and this fall-off led, as noted above, to a decline in LME cash nickel prices and increases in LME nickel stocks/inventory. We currently believe that the oversupply condition and related inventory build-up in nickel-containing stainless steel will be corrected by late 2005 or early 2006 through production cutbacks that had been announced beginning in July 2005. During the third quarter of 2005, there was continued strong demand for nickel from a number of non-stainless steel applications, including the aerospace and plating markets. We currently believe that nickel demand will continue to be relatively strong, subject to ongoing nickel price volatility, and that nickel market conditions will be relatively tight going into 2006.
      We announced on October 11, 2005 an offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid. On October 24, 2005 we mailed our offer to Falconbridge common shareholders and related take-over bid circular (“Offer Documents”). We have offered Cdn. $34.00 in cash or 0.6713 of an Inco Common Share plus Cdn. $0.05 in cash for each Falconbridge common share. Under the terms of this offer, the maximum amount of cash to be paid by us is approximately Cdn. $2.87 billion, and the maximum number of our common shares to be issued is approximately 201 million. The consideration payable under the offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The offer is subject to certain conditions of completion, including receipt of all necessary regulatory clearances and acceptance of the offer by Falconbridge common shareholders owning not less than 66 2/3% of Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the offer have been met (or waived by Inco) and Inco has taken up and paid for at least 66 2/3% of Falconbridge’s common shares as described in the Offer Documents, Inco currently expects, but is not required, to take certain steps to acquire all of the remaining outstanding Falconbridge common shares.
Results of Operations

Earnings Summary
      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$1,082	$1,031	$3,397	$3,117
Net earnings	62	142	590	382
Net earnings per common share
— basic	0.33	0.76	3.12	2.04
— diluted	0.30	0.69	2.70	1.85
Cash provided by operating activities	187	380	700	1,099
      The decrease in net earnings for the third quarter of 2005 compared with the third quarter of 2004 was primarily the result of the unfavourable effect of higher nickel cash cost of sales before by-product credits, lower deliveries of copper and platinum-group metals (PGMs), lower other income and the unfavourable effect of the write-offs of certain assets of PT Inco as described under “Cost of sales and other expenses” below, partially offset by higher realized prices for nickel, copper and certain PGMs and higher deliveries of Inco-source nickel. The increase in net earnings for the first nine months of 2005 compared with the first nine months of 2004 was primarily the result of the non-cash Goro project asset impairment charge of $201 million, before taxes, recorded in 2004, higher realized prices for nickel, copper and certain PGMs, partially offset by higher nickel unit cash cost of sales before by-product credits, lower deliveries of Inco-source nickel, copper and PGMs, lower other income and the unfavourable effect of the write-offs of certain assets of PT Inco as described below.
      Our net earnings and nickel unit cash cost of sales before and after by-product credits have been and are expected to continue to be affected by changes in the Canadian dollar-U.S. dollar exchange rate, depending upon the direction and magnitude of such changes. As noted in our 2004 Annual Report on Form 10-K, where we set forth certain sensitivities based upon the assumptions set forth therein, we estimate that for every $0.01 change, up or down, in the Canadian-U.S. dollar exchange rate over the course of a year, our basic net earnings would change by approximately $0.14 per share ($0.11 per share on a diluted basis).
      The following table sets forth the high and low exchange rates for one U.S. dollar expressed in Canadian dollars for each period indicated, the average of such exchange rates and the exchange rate at the end of such period, in each case, based upon the noon buying rates as quoted by the Bank of Canada;

	Nine Months
	Ended	Year Ended December 31, 2005
	September 30,
	2005	2004	2003	2002	2001

High	1.2704	1.3968	1.5747	1.6132	1.6021
Low	1.1611	1.1774	1.2924	1.5110	1.4936
Rate at end of period	1.1611	1.2036	1.2924	1.5796	1.5926
Average rate for period	1.2240	1.3015	1.4015	1.5704	1.5484

      The following two bar charts reflect the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (with the unfavourable factors shown in parentheses), affecting our third quarter and first nine months of 2005 net earnings compared with the same periods of 2004, with the starting point (first bar on the left) of the applicable chart being the level of net earnings for the third quarter or first nine months of 2004:
Principal factors affecting 2005 third quarter net earnings in comparison with 2004 third quarter net earnings

In millions of dollars
Principal factors affecting 2005 first nine months net earnings in comparison with 2004 first nine months net earnings

In millions of dollars

Net Sales
      Net sales increased in the third quarter and first nine months of 2005 by five per cent and nine per cent, respectively, due to higher selling prices for nickel, copper and certain PGMs partially offset by lower deliveries of copper and PGMs.

      Net sales to customers by product were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Primary nickel	$907	$819	$2,818	$2,499
Copper	104	99	305	267
Precious metals	42	69	186	195
Other	29	44	88	156

	$1,082	$1,031	$3,397	$3,117

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
Third Quarter
First Nine Months

Cost of Sales and Other Expenses
      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Production — Nickel in all forms (tonnes)	50,508	53,365	156,368	170,622
Nickel unit cash cost of sales before by-product credits
— per tonne	$7,143	$5,864	$6,790	$5,600
— per pound	3.24	2.66	3.08	2.54
Nickel unit cash cost of sales after by-product credits
— per tonne	$6,680	$5,071	$6,173	$4,894
— per pound	3.03	2.30	2.80	2.22
Finished nickel inventories at end of period (tonnes)	17,997	28,681	17,997	28,681

      For the third quarter and first nine months of 2005 compared with the corresponding periods of 2004, the increase in nickel unit cash cost of sales before by-product credits was principally due to the higher average Canadian — U.S. dollar exchange rate, higher spending on supplies and services due, in part, to our efforts to expand production, higher costs for heavy oil and diesel fuel at PT Inco, higher electricity and natural gas prices and lower nickel production partially offset by the net cost reductions and related savings achieved in the third quarter and first nine months of 2005. In addition, for the first nine months of 2005 compared with the first nine months of 2004, we experienced higher costs for purchased nickel intermediates due, as noted above, to higher benchmark prices upon which such purchases are made.
      For the third quarter of 2005 compared with the third quarter of 2004, the increase in nickel unit cash cost of sales after by-product credits was due to higher unit cash cost of sales before by-product credits as well as a decrease in by-product credits. The decrease in by-product credits was primarily due to lower deliveries of copper and PGMs, and higher production costs for copper, partially offset by higher realized selling prices for copper and certain PGMs. For the first nine months of 2005 compared with the first nine months of 2004, the increase in nickel unit cash cost of sales after by-product credits was primarily due to the same factors noted above.
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
      In the third quarter and first nine months of 2005, we realized net cost reductions and related savings of $14 million and $24 million, respectively.
      During the third quarter, PT Inco management completed a comprehensive review of its capital assets in conjunction with a change in accounting policy for depreciation and recorded asset writedowns of $21 million relating to the carrying value of assets determined to have no future value to PT Inco’s operations and the write-off of the carrying value of certain equipment assessed to be beyond economic repair. In addition to changing its accounting policy for depreciation, PT Inco also changed its method of accounting for asset sales or other dispositions. While PT Inco applied these changes retroactively, the change in accounting policy for depreciation had previously been reflected in our consolidated financial statements and, accordingly, only the change in the method of accounting for asset sales or other dispositions has been reflected by us as a pre-tax charge of $11 million in the third quarter of 2005.
      Nickel production decreased to 50,508 tonnes (111 million pounds) in the third quarter of 2005 compared with 53,365 tonnes (118 million pounds) in the third quarter of 2004. Nickel production decreased to 156,368 tonnes (345 million pounds) in the first nine months of 2005 compared with 170,622 tonnes (376 million pounds) in the first nine months of 2004. The decrease in nickel production for the third quarter compared with the same period of 2004 was, as previously noted, primarily due to a longer than planned maintenance shutdown at our Ontario operations and a slower ramp-up after that shutdown and a longer than usual maintenance shutdown during the quarter which was necessary to prepare the Manitoba operations for the arrival of Voisey’s Bay concentrate in the fourth quarter of 2005 and for processing of additional cobalt from Voisey’s Bay feed and for Manitoba to have the ability to operate with a single furnace. This decrease was partially offset by higher finished nickel production from PT Inco nickel-in-matte. The decrease in the first nine months of 2005 compared with the same period of 2004 was primarily due to the scheduled shutdowns referred to above at the Ontario and Manitoba operations and, as previously noted, a slower than anticipated ramp-up following the scheduled shutdown at our Ontario operations and to lower finished nickel production from PT Inco’s nickel-in-matte product due to the timing of certain shipments of PT Inco’s nickel-in-matte product.

Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits
      The following two bar charts show the key factors (in dollars or cents per pound) both favourable and unfavourable (favourable factors are shown in parentheses) affecting our third quarter and first nine months of 2005 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being the nickel unit cash cost of sales after by-product credits for the third quarter (first bar chart) and first nine months of 2004 (second bar chart):
Nickel Unit Cash Cost of Sales after by-product credits

In dollars or cents per pound
Third Quarter 2005 compared with Third Quarter 2004
First Nine Months 2005 compared with First Nine Months 2004

Selling, General and Administrative
      Selling, general and administrative expenses increased by $7 million and $24 million in the third quarter and first nine months of 2005, respectively, compared with same periods in 2004. The increases in the third quarter and first nine months of 2005 were primarily due to higher capital taxes and higher expenses associated with share options granted in prior years with share appreciation rights based upon the price of our common shares.

Asset Impairment Charge
      We entered into a long-term agreement in late June 2005 with Falconbridge Limited under which we will sell all of our copper production from our Ontario operations in anode form to this company beginning in 2006. As a result of this decision, we recorded a $25 million impairment charge before taxes in the first nine months of 2005 which relates to the planned closure of our copper refining facility in Sudbury, Ontario.

Income and Mining Taxes
      Our effective tax rate for the third quarter of 2005 of approximately 49 per cent was higher than the combined statutory income and mining tax rate in Canada of about 40 per cent as a result of the net tax charges relating to currency translation adjustments and adjustments for outstanding tax matters relating to prior years, partially offset by the tax benefit of profits earned in jurisdictions having lower tax rates. Our effective tax rate for the first nine months of 2005 of 34 per cent was lower than the combined statutory income and mining tax rate in Canada of about 40 per cent due principally to the benefit of profits earned in jurisdictions having lower tax rates and the net tax benefits relating to certain tax rulings, interpretations or determinations relating to prior years partially offset by the net tax costs relating to currency translation adjustments.

Minority Interest
      For the first nine months of 2005, minority interest included a previously announced favourable adjustment of $25 million, reflecting the recovery of losses previously taken by Inco due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the impairment charge associated with the Goro project recorded in the second quarter of 2004.

Intermediates Segment
      Our intermediates segment, as discussed above, comprises the mining and processing operations of PT Inco in Indonesia where nickel in matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel in matte averaged $11,882 per tonne ($5.39 per pound) in the third quarter of 2005, compared with $10,916 per tonne ($4.95 per pound) in the third quarter of 2004. Under PT Inco’s long-term United States dollar-denominated sales contracts, the selling price of its nickel-in-matte is determined by a formula based on the LME cash price for nickel. Nickel in matte production decreased to 19,600 tonnes (43 million pounds) in the 2005 third quarter from 20,100 tonnes (44 million pounds) in the corresponding 2004 period. PT Inco’s unit cash cost of production rose by 25 per cent to $2.18 per pound in the third quarter of 2005 from $1.75 per pound in the third quarter of 2004, partly due to an increase in the heavy sulphur fuel oil price to an average of $40.17 per barrel for the third quarter of 2005 from $28.83 per barrel for the third quarter of 2004 and to an increase in the diesel price to an average of $0.41 per litre for the third quarter of 2005 from $0.22 per litre for the third quarter of 2004. Prices of tires, coal, sulphur and other supplies also negatively affected costs at PT Inco. The higher moisture and lower iron content of certain ores that are currently being sourced largely from PT Inco’s new Petea mining area has also meant that more high sulfur fuel oil is required in PT Inco’s drying facilities and that PT Inco must blend in limonite to increase the iron content of such a feed. Costs for mining operations have also increased, with haulage costs rising given the relative distance of the Petea mining area from PT Inco’s processing facilities.
Cash Flows, Liquidity and Capital Resources
      Net cash provided by operating activities in the third quarter of 2005 was $187 million, compared with $380 million in the third quarter of 2004. The decrease in net cash provided by operating activities was primarily due to lower net earnings and higher working capital requirements in the third quarter of 2005. The increase in working capital requirements was due principally to the discharge of accounts payable and higher tax instalments. Net cash provided by operating activities in the first nine months of 2005 was $700 million, compared with $1,099 million in the first nine months of 2004. The decrease in net cash provided by operating activities was primarily due to having reduced balances of income and mining taxes payable in view of the significant tax payments made during the first quarter of 2005 in respect of the 2004 taxation year, partially offset by higher net earnings and a decrease in accounts receivable.
      Net cash used for investing activities was $318 million and $676 million in the third quarter and first nine months of 2005, respectively, compared with $247 million and $562 million in the same periods of 2004. Cash used for investing activities increased in the third quarter of 2005 compared with the same period for 2004 primarily due to an increase in sustaining capital expenditures and higher capital spending for our Goro project partially offset by lower spending on our Voisey’s Bay project. Investing activities in the first nine months of 2005 included cash of $150 million received in respect of the previously announced sale of a portion of our interest in Goro Nickel S.A.S. Excluding the $150 million referred to above, the increase in the first nine months of 2005 compared with the same period for 2004 was primarily due to higher capital spending for our Goro and Voisey’s Bay projects as well as an increase in sustaining capital expenditures.
      Net cash used for financing activities included $65 million in respect of the tender for conversion and settlement in cash at our election of a portion of our LYON notes. The LYON notes tendered for conversion and settled in cash had a book value of $35 million, resulting in a charge of $30 million. For accounting purposes, the LYON notes are bifurcated between debt and equity, with the equity portion representing the value of the holders’ conversion options. Given this treatment, the $30 million charge has been bifurcated between a charge to earnings of $8 million and a direct charge to retained earnings of $22 million.
      At September 30, 2005, cash and cash equivalents were $916 million, down from $1,076 million at December 31, 2004, primarily reflecting cash outflows for capital expenditures for our growth projects and sustaining capital expenditures at our operations. Total debt was $1,782 million at September 30, 2005, compared with $1,868 million at December 31, 2004. Total debt as a percentage of total debt plus shareholders’ equity was 27 per cent at September 30, 2005, compared with 30 per cent at December 31, 2004.
      On October 18, 2005 our Board of Directors declared a quarterly dividend on our Common Shares of $0.10 per share, payable December 1, 2005 to shareholders of record as of November 15, 2005.
      On February 18, 2005 a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total approximately $150 million for the 21 per cent interest. This amount included their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005 (“Sumic Shareholders Agreement”), setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent ownership interest in Goro Nickel and the right to elect one director so long as it holds at least an 8 per cent ownership interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Sumic Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Sumic Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the Sumic Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under the Sumic Shareholders Agreement Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, we, Sumic Nickel, Sumitomo Metal Mining and Mitsui also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and a product offtake agreement was also executed under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subsidiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production). Under the SPMSC Shareholders Agreement, SPMSC has the right, but not the obligation, to make capital contributions on a pro rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (“SPMSC Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. Once the SPMSC Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has under the SPMSC Shareholders Agreement agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent ownership interest in Goro Nickel. SPMSC has through the end of the third quarter of 2005 elected not to make any pro rata capital contributions as and when required by Goro Nickel and, as a result, its ownership interest at the end of that quarter was reduced to approximately 9%.
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
      We currently believe that our level of cash and cash equivalents as of September 30, 2005, together with currently projected cash to be provided by our operations, available cash from our unused lines of credit and access to international capital markets, will, subject to the discussion below, be more than sufficient to meet our currently anticipated cash requirements at least for 2005 and 2006. These requirements include ongoing cash needs for our operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Voisey’s Bay and Goro projects but do not include the offer we have made to purchase all of the common shares of Falconbridge Limited referred to below. Our capital expenditures are expected to be very significant over the 2005 to 2007 period given the current spending plans for the Voisey’s Bay project, for the Goro project, and for the latest capital project for PT Inco to increase its annual production to about 200 million pounds of nickel-in-matte which is to include a third dam to increase its hydroelectric capacity and other capital expenditures at PT Inco currently expected to total in the range of $275 to $280 million over a four year period.

      We currently estimate that if we acquire all of the Falconbridge common shares pursuant to the offer referred to above and we are required to pay the maximum amount of cash payable under the offer, the total cash required to purchase such Falconbridge common shares and pay related fees and expenses (including investment advisory and commitment fees, depositary, solicitation, printing, financial, legal and accounting expenses) will be approximately $2,550 million.
      In connection with the cash payable as consideration under the offer, we intend to finance such cash portion through committed loan facilities. We have received commitment letters covering such facilities. The proceeds to be made available in accordance with the commitment letters we have received with respect to this financing will be advanced directly to us for the purpose of financing the acquisition of the Falconbridge common shares pursuant to the offer. The committed loan facilities include a bridge loan facility which matures one year from the date of the final drawdown under the bridge loan facility. The principal amount of the bridge loan facility is repayable in one payment on the maturity date but may also be prepaid prior to maturity at our option. Certain mandatory prepayments may also be required during the term of such facility from the net proceeds, if any, received from the divestiture of certain assets of Falconbridge associated, if required, with the receipt of necessary regulatory clearances relating to this purchase (“Divested Assets”), certain public or private issuances of debt and certain insurance recoveries or related receipts. We currently intend to repay such bridge loan facility with the proceeds of public and/or private debt offerings. The committed loan facilities also include a term loan facility which matures on the date that is five years plus one day next following the date of the final drawdown under the term loan facility. The principal amount of the term loan facility is repayable in one payment on the maturity date but may also be prepaid prior to maturity at our option. Certain mandatory prepayments may also be required during the term of such facility from certain net proceeds, if any, received from the Divested Assets, certain public or private issuances of debt related to such divestiture and certain insurance recoveries or related receipts. We currently intend to repay the term loan facility through various means, including, but not limited to, internally generated cash, public and/or private debt offerings and the sale of assets. The committed loan facilities bear interest and are subject to fees at levels customary for credit facilities of this type and will include covenants, representations, warranties, conditions and events of default consistent with the terms of our existing credit facilities or otherwise customary for loan facilities of this type. The first advance of the loan facilities is available from the commencement date of our offer to purchase, October 24, 2005, until April 8, 2006. Subsequent advances are permitted within 140 days following the first advance. We are required to obtain the prior consent of the majority lenders under the loan facilities prior to amendment, waiver or making determinations under certain conditions of the offer.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements
      As discussed in Note 9 to our consolidated financial statements in Item 1 above and under “Cash Flows, Liquidity and Capital Resources” above, we have also arranged commitments covering the debt financing sufficient to fund the cash portion of the offer we have made to purchase all of the common shares of Falconbridge.

Contractual Obligations
      A summary of our long-term contractual obligations and commitments for each of next five years is included in Note 12 to our consolidated financial statements in Item 1 above. Relative to December 31, 2004, our purchase obligations have increased due to the inclusion of purchases of certain intermediate products and the ramping up of construction activities for our Goro project.

Derivative Instrument Positions
      During the nine months ended September 30, 2005, we have entered into copper put and call contracts, as summarized in the following table. This derivate position is off-balance sheet as it is designated in an effective hedging relationship.

As at September 30, 2005	2006	2007	2008	Total

Copper
Range forward options (tonnes)	19,500	58,992	48,384	126,876
Average (minimum-maximum) ($ per tonne)	2,535-3,400	2,205-2,988	2,205-2,773	2,256-2,969
Contract amount (in $ millions)	49-66	130-176	107-134	286-376
Fair value (in $ millions)	(7)	(16)	(13)	(36)

Copper
Put options (tonnes)	15,000	—	3,600	18,600
Average price ($ per tonne)	2,425	—	2,485	2,437
Contract amount (in $ millions)	36	—	9	45
Fair value (in $ millions)	—	—	1	1

Critical Accounting Policies and Estimates
      Reference is made to our 2004 Annual Report on Form 10-K.
Accounting Changes

Convertible Debt
      Effective January 1, 2005, on a retroactive basis, we adopted revisions to CICA Section 3860, Financial Instruments — Disclosure and Presentation. The revisions related to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument must be bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON Notes, Convertible Debentures due 2023 and 3 1/2% Subordinated Convertible Debentures due 2052 which were previously treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities. During October 2005, the EIC issued EIC No. 158, Accounting for Convertible Debt Instruments. EIC No. 158 requires convertible debt to be valued as if it matured on the first date that holders are permitted to put the securities. However, as EIC No. 158 is required to be applied to convertible debt instruments issued after October 17, 2005, there will be no change to the methodology under which we have bifurcated our convertible debt between debt and equity as described above.
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
      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:
Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In millions of United States dollars except pound and per pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$688	$568	$1,907	$1,705
By-product costs	(146)	(148)	(461)	(425)
Purchased finished nickel	(88)	(49)	(244)	(182)
Delivery expense	(9)	(9)	(27)	(25)
Other businesses cost of sales	(10)	(9)	(29)	(29)
Non-cash items(1)	(7)	(7)	(21)	(25)
Remediation, demolition and other related expenses	(8)	(7)	(24)	(18)
Adjustments associated with affiliate transactions	5	(23)	51	(64)
Asset write-offs and related charges(2)	(32)	—	(32)	—
Other	2	—	1	1

Nickel cash cost of sales before by-product credits(3)	395	316	1,121	938
By-product net sales	(171)	(191)	(564)	(541)
By-product costs	146	148	461	425

Nickel cash cost of sales after by-product credits(3)	$370	$273	$1,018	$822

Inco-source nickel deliveries (millions of pounds)	122	119	364	370

Nickel unit cash cost of sales before by-product credits per pound	$3.24	$2.66	$3.08	$2.54

Nickel unit cash cost of sales after by-product credits per pound	$3.03	$2.30	$2.80	$2.22

(1)	Representing principally post-retirement benefits other than pensions.

(2)	Relates to certain assets at PT Inco that management determined had no future value to PT Inco’s operations and the write-off of the book values of certain equipment assessed to be beyond economic repair and to PT Inco’s change in accounting for asset sales and other dispositions.

(3)	Nickel cash cost of sales before and after by-product credits includes costs for both Inco-source and external feed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Cautionary Notice Regarding Forward-Looking Statements
      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) our offer to acquire all of the common shares of Falconbridge Limited and the financing required therefor, (ii) nickel demand and supply in the global nickel market for the fourth quarter of 2005 and into 2006, the supply of secondary or nickel-containing recycled or scrap material, and nickel demand in China and other geographical and end-use markets, including for nickel-containing stainless steels, for nickel for 2005 and into 2006; (iii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iv) capital expenditures; (v) changes in pension contributions to our pension plans and pension expense; (vi) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and sources of financing and agreements and other arrangements for our Goro project with the three provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; and (vii) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction, start-up/commissioning and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the timing, steps to be taken and completion of our offer to acquire all of the common shares of Falconbridge Limited, including the financing required for the offer, (b) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (c) changes in exchange rates and interest rates and investment performance of pension assets, (d) political unrest or instability in countries such as Indonesia, (e) the start-up of our Voisey’s Bay project, (f) our Goro project’s scope and schedule and the other key aspects of this project, and (g) the timing of receipt of all necessary permits and regulatory approvals, the engineering and construction timetables for our development projects, and other agreements and arrangements with parties or local communities having an interest in or otherwise being associated with our Goro project. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 6.	Exhibits

2.1	Support Agreement dated as of October 10, 2005 between Inco Limited and Falconbridge Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005)
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inco Limited

Date: October 28, 2005	By: /s/ S. F. Feiner S. F. Feiner Executive Vice-President, General Counsel and Secretary

Date: October 28, 2005	By: /s/ R. A. Lehtovaara R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

2.1	Support Agreement dated as of October 10, 2005 between Inco Limited and Falconbridge Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2005)
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002