Form 10-K
period 2005-12-31
INCO LTD
filed 2006-03-16
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
Commission File Number 1-1143
Inco Limited
(Name of registrant as specified in its charter)

Canada	98-0000676
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

145 King Street West, Suite 1500	M5H 4B7
Toronto, Ontario, Canada	(Postal code)
(Address of principal executive offices)
(416) 361-7511
(Telephone number)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares	New York Stock Exchange (1)
Stock Purchase Rights	New York Stock Exchange (2)
Common Share Purchase Warrants	New York Stock Exchange (2)
     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer      ☑           Accelerated filer      ☐           Non-accelerated filer      ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

☐Yes ☑ No
     As of June 30, 2005, the approximate aggregate market value, based upon the closing sale price of the Common Shares on the New York Stock Exchange, of the registrant’s voting shares held by non-affiliates was $7,125 million.(3)
     As of February 17, 2006, 192,769,128 Common Shares of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s proxy circular and statement dated February 17, 2006 for the 2006 Annual Meeting of Shareholders of the Registrant are incorporated by reference in Part III of this Report to the extent set forth in Items 10, 11, 12 and 14 hereof.

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

INDEX TO INCO LIMITED
2005 ANNUAL REPORT ON FORM 10-K
UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS IN THIS REPORT
ARE EXPRESSED IN UNITED STATES CURRENCY

Items 1. and 2. Business and Properties of Inco Limited	1
Introduction	1
Availability of Documents	2
Cautionary Statement Regarding Forward-Looking Statements and Forward-Looking Information	2
Material Assumptions	4
Description of Business	4
Sales	4
Deliveries	5
Prices	5
Nickel	5
Copper	6
Other Metals	6
Results of Operations	7
Customers	7
Competitors	7
Inventories	7
Nickel Unit Cash Cost of Sales	7
Business Segment Information	9
Nickel	9
Applications for Nickel	9
Historical Review of the Nickel Industry; Recent Industry Conditions	10
Participants in the Nickel Industry	15
Inco’s Position in the Nickel Industry	16
Inco Special Products	16
Copper	17
Other Primary Metals and Related Products	18
Mining and Production	19
General	19
Capital Expenditures	21
Mining and Mine Production	21
Concentrating, Smelting and Refining	26
Ore Reserves and Mining Rights	27
Ore Reserves	27
Mineral Resources	33
Mining and Other Rights	37
PT International Nickel Indonesia Tbk	40
General	40
Contract of Work Extension and 1999 Expansion of Facilities	43
Operations	44
Sales	45
Voisey’s Bay Nickel Company Limited	45
Voisey’s Bay Deposits	45
Environmental Review Process	46
Arrangements with Aboriginal Groups	46
Arrangements with the Provincial Government	47
Project Phases	48
Goro Nickel S.A.S.	48
Goro Deposits	48
Ownership of Goro Nickel	50
Goro Project	51
Project Review Process	51

i

Fiscal Regime	52
Girardin Act Financing	52
New Caledonia	54
Prony West Deposit	54
Exploration and Mine Development	54
Research and Development	59
Metals Recycling	60
Environment, Health and Safety	61
Environmental and Health and Safety Management Systems	61
Environment, Health and Safety Audits	61
SO2 Emissions	62
Port Colborne and Sudbury Soils	63
Decommissioning and Reclamation	67
Re-vegetation Programs	67
PT Inco	68
Future Removal and Site Restoration; Closure and Post-Closure Plans	68
Health and Safety	70
Regulation of Nickel and Other Nonferrous Metals	73
Other Environmental Control Regulations	80
Employees	80
Exmibal	81
Miscellaneous Investments	82
Other Information	82
Shareholder Rights Plan	82
Proposed Acquisition of Falconbridge Limited	83
Items 1A. Risk Factors	85
Items 1B. Unresolved Staff Comments	85
Item 3. Legal Proceedings	85
Item 4. Submission of Matters to a Vote of Security Holders	85
Item 5. Markets for Inco Limited’s Common Shares, Related Shareholder Matters and Inco Limited’s Issuances or Purchases of Equity Securities	86
Common Shares	86
Market Information	86
Issuance of Unregistered Securities	86
Holders of Common Shares	86
Dividends	86
Common Share Purchase Warrants	87
Other Information	87
Class VBN Shares	88
Preferred Shares	88
Certain Provisions of the Preferred Shares as a Class	88
Securities Authorized for Issuance Under Equity Compensation Plans	89
Other Information	89
Item 6. Selected Financial Data	91
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	93
Overview	93
Nature of our Business	93
Key Factors Affecting our Business	94
2005 Nickel Market Highlights	96
2004 Nickel Market Highlights	98
Results of Operations	99
2005 Compared with 2004	99
Earnings Summary	99
Nickel Production	99
Copper Production	100
Commencement of Voisey’s Bay Operations	100

Net Sales	100
Realized Prices	101
Costs and Expenses/Other Income	101
Cost of Sales and Other Expenses	102
Selling, General and Administrative	102
Currency Translation Adjustments	102
Interest Expense	102
Asset Impairment Charges	102
Other Income, Net	102
Income and Mining Taxes	102
Minority Interest	103
Nickel Unit Cash Cost of Sales	103
Energy Costs and Relative Advantages	104
Intermediates Segment	104
Development Projects Segment	105
2004 Compared with 2003	106
Earnings Summary	106
Nickel Production	106
Copper Production	106
Net Sales	106
Cost of Sale and Other Expenses	107
Selling, General and Administrative	107
Currency Translation Adjustments	107
Interest Expense	107
Asset Impairment Charges	107
Other Income, Net	107
Income and Mining Taxes	108
Minority Interest	108
Nickel Unit Cash Cost of Sales	108
Energy Costs and Relative Advantages	108
Intermediates Segment	108
Cash Flows, Liquidity and Capital Resources	110
2005 Compared with 2004	110
Operating Activities	110
Investing Activities	111
Financing Activities	111
Reinstatement of Common Shares Dividend	113
2004 Compared with 2003	113
Operating Activities	113
Investing Activities	114
Financing Activities	114
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations	114
Contractual Obligations	114
Contingencies and Guarantees	115
Derivative Instrument Positions	116
Other Off-Balance Sheet Arrangements	119
Risks and Uncertainties	119
Market Risk	119
Metals and Commodities Risk	121
Foreign Exchange Risk	122
Interest Rate Risk	123
Counterparty Risk	123
Environment Risk	123
Other Risks and Uncertainties	127
PT Inco	127
Risks Associated with, and Importance of, Future Low-Cost Nickel Projects	127

Uncertainty of Production and Capital and Other Cost Estimates	128
Goro	128
Operations	129
Construction Risks and Technological Risks	129
Governmental Regulations	130
Capital Requirements and Operating Risks	130
Labour Relations	131
Uncertainty of Ore/Mineral Reserve Estimates	131
The Falconbridge Transaction	132
Sensitivities	132
Critical Accounting Policies and Estimates	134
Depreciation and Depletion	134
Impairment	135
Asset Retirement Obligations	135
Future Employee Benefits and Costs	136
Income and Mining Taxes	137
Accounting Changes	137
Outlook	138
Nickel Market Conditions	138
Operations	138
2006 Planned Capital Expenditures	139
Pending Acquisition of Falconbridge	139
Non-GAAP Financial Measure	139
Other Information	140
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	141
Item 8. Financial Statements and Supplementary Data	142
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	187
Item 9A. Controls and Procedures	187
Item 9B. Other Information	187
Item 10. Directors and Executive Officers of Inco Limited	188
Directors	188
Executive Officers	188
Code of Ethics	189
Item 11. Executive Compensation	189
Item 12. Security Ownership of Certain Beneficial Owners and Management	189
Security Ownership of Certain Beneficial Owners and Management	189
Changes in Control	189
Item 13. Certain Relationships and Related Transactions	190
Item 14. Principal Accountant Fees and Services	190
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	191
Signatures	194
Consent of Independent Auditors	196

PART I

Items 1. and 2.	Business and Properties of Inco Limited
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
     Inco is one of the world’s premier mining and metals companies. We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. We also produce sulphuric acid and liquid sulphur dioxide as by-products from our processing operations in Sudbury, Ontario. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba, Voisey’s Bay in Newfoundland and Labrador, and, through a subsidiary in which we have an equity interest of approximately 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the Island of Sulawesi, Indonesia (see “PT International Nickel Indonesia Tbk” below). We also operate additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in the following Asian countries: in Japan, through Inco TNC Limited (“ITL”), in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation (“Taiwan Nickel”), in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation (“Korea Nickel”), in which we have an equity interest of 25 per cent. In addition, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We also have joint venture operations in China, through Inco Advanced Technology Materials (Dalian) Co., Ltd. (“Dalian”), in which we have a total direct and indirect equity interest of 81.6 per cent, and Inco Advanced Technology Materials (Shenyang) Co., Ltd. (“Shenyang”), in which we have a total direct and indirect equity interest of 82 per cent. In March 2005, Shenyang acquired substantially all of the assets which represented the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. These two ventures in China produce nickel foam products for the Asian battery market. We also have a shearing and packaging operation in China for certain nickel products to meet the specific needs of this geographic market.
     The first nickel concentrates were produced in September 2005 at our wholly-owned Voisey’s Bay nickel-copper-cobalt project in the Province of Newfoundland and Labrador, Canada. The first shipments of nickel concentrates from the Voisey’s Bay project were made to Inco’s operations in Sudbury, Ontario and Thompson, Manitoba in November 2005 and the first production of finished nickel from these concentrates occurred in January 2006. In October 2005, Inco’s demonstration plant, part of the initial phase of this project, was completed and began operations at Argentia in the Province of Newfoundland and Labrador. This facility is being used to test proprietary hydrometallurgical processing technologies to treat Voisey’s Bay nickel concentrates as part of our research and development program covering those processes, a program which is scheduled to run until late 2007. For further information on the Voisey’s Bay project and related matters, see “Voisey’s Bay Nickel Company Limited” below.
     Inco is also currently developing another major new “greenfield” project, the Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (“New Caledonia”). We currently hold a 71 per cent interest in the project company, Goro Nickel S.A.S. (“Goro Nickel”), following the capitalization of certain shareholder advances in late February 2005, the sale of shares representing a 21 per cent interest in Goro Nickel to a joint venture between Sumitomo Metal Mining Co., Ltd. and Mitsui & Co., Ltd. of Japan on April 8, 2005 and, taking into account the additional capital contribution we have made to Goro Nickel as a result of the election by Société de Participation Minière du Sud Calédonien SAS (“SPMSC”), a company formed by the three provinces of New Caledonia which acquired an initial 10 per cent interest in Goro Nickel in February 2005, not to make certain pro-rata capital contributions to the project since it became a shareholder in Goro Nickel in February 2005. Having announced our decision to proceed with the project in October 2004 after the completion of our comprehensive review of the project, we have moved the project forward on a phased approach, with the first phase focusing on engineering, contract development and permitting. Engineering was about 70 per cent complete as of year-end 2005 and approximately 900 construction personnel were on site, initially focusing on earthworks for the process plant, the residue storage facility and road realignment. We are also building some 400 process plant modules and pre-finished units for the process plant in the Philippines which are expected to be delivered to the Goro site beginning in April 2006. We expect to have a definitive capital cost estimate by the second quarter of 2006 when engineering is expected to be at least 80 per cent complete and all major contracts are expected to have been awarded. The expected initial start-up of the project remains in late 2007. For further information on the Goro project and related matters, see “Goro Nickel S.A.S.” below.
     On October 11, 2005, Inco and Falconbridge Limited (“Falconbridge”) announced that their respective Boards of Directors had approved the acquisition by Inco of all of the outstanding common shares of Falconbridge by way of a friendly take-over bid. The combined organization which would be created by the pending transaction would be one of the world’s premier mining and metals companies in both nickel and copper, with one of the mining industry’s most attractive portfolios of low-cost, profitable growth projects. Our offer, which was mailed to Falconbridge common shareholders on October 24, 2005 (the “Offer”), is conditional upon at least 66 2/3 per cent of the common shares of Falconbridge being tendered, the receipt of all necessary regulatory clearances and certain other conditions. The Offer was initially open for acceptance until December 23, 2005 but has been extended on three occasions in order to provide additional time to obtain the required regulatory clearances. It is currently open for acceptance by Falconbridge common shareholders until June 30, 2006. We currently expect to take up and pay for the Falconbridge common shares tendered to the Offer prior to this date or shortly thereafter. For further information on this transaction, see “Proposed Acquisition of Falconbridge Limited” below.
     Inco’s properties are described under “Description of Business” and “Ore Reserves and Mining Rights” below.
     The information in this Report is as of December 31, 2005 except where an earlier or later date is expressly indicated. Nothing included herein should be considered as implying that any information is correct as of any date other than December 31, 2005, except as otherwise expressly stated.
     In this Report, certain data and estimates which had been previously limited to the Western World or the Western World plus China because of limited available data from certain countries or regions have been reported on a global or worldwide basis.
     Availability of Documents
     Inco files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the hours of operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Such reports and all amendments to such reports regarding Inco are available free of charge on our website, www.inco.com, as soon as reasonably practicable after such reports are electronically filed with the SEC. Information contained in or otherwise accessed through our website or any other website does not form part of this Report. All such references to websites are inactive textual references only.
     Cautionary Statement Regarding Forward-Looking Statements and Forward-Looking Information
     Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934) or contain forward-looking information (as defined in the Ontario Securities Act). Examples of such statements include, but are not limited to, statements concerning: (1) the price volatility for nickel and other primary metal products produced by the Company; (2) the demand for and supply of nickel, copper and other metals, both globally and for certain markets and uses, as well as the availability of, and prices for, and the Company’s requirements for, intermediate products containing nickel purchased by the Company and/or to be produced by the Company and nickel-containing stainless steel scrap and other substitutes for primary nickel and nickel inventories; (3) the premiums realized by the Company over London Metal Exchange (“LME”) cash prices and the sensitivity of the Company’s results of operations to changes in metals prices, prices of commodities and other supplies used in its operations, interest and exchange rates, and our common share price; (4) the Company’s strategies and plans and level of capital expenditures and contributions thereto from third parties; (5) the Company’s nickel unit cash cost of sales before and after by-product credits, interest and other expenses; (6) the Company’s energy and other costs, and pension contributions and expenses and assumptions relating thereto; (7) the Company’s position as a low-cost producer of nickel; (8) the Company’s debt-equity ratio and tangible net worth; (9) the political unrest or instability in countries (such as Indonesia) in which the Company and its subsidiaries (such as PT Inco) operate and the impact thereof on the Company; (10) construction, commissioning, initial start-ups, shipments and other schedules, capital costs and other aspects of the Goro and Voisey’s Bay projects and PT Inco’s latest program start-ups to increase its production, changes in the ownership of the Goro project, capital expenditures, and hydroelectric power generation at PT Inco and the effect thereon of lower water levels; (11) receipt of funds under the necessary financing plans and arrangements for, and partner or similar investment and other agreements or arrangements associated with, the Goro project, and the timing of the start of production and the costs of construction with respect to, the issuance of the necessary permits and other authorizations required for, and engineering and construction timetables for, the Goro project and the additional phases of the Voisey’s Bay project; (12) the Company’s estimates of the quantity and quality of its ore/mineral reserves and mineral resources, exploration and drilling schedules and the timing of completion of feasibility assessments of the Company’s reserves; (13) planned capital expenditures and tax payments; (14) the Company’s costs of production, deliveries of products, and production levels for 2006 and beyond, including the costs of and potential impact on operations and production of complying with existing and proposed environmental laws and regulations and net reductions in environmental emissions; (15) the impact of changes in Canadian dollar-U.S. dollar and other exchange rates on the Company’s costs and the results of its operations; (16) the Company’s sales of specialty nickel products; (17) the Company’s cost reduction and other financial and operating objectives and planned maintenance and other shutdowns; (18) the commercial viability of new production processes and process changes and processing recoveries for its development projects; (19) the Company’s productivity, exploration and research and development initiatives as well as environmental, health and safety initiatives; (20) the negotiation of collective agreements with its unionized employees; (21) the Company’s sales organization and personnel requirements; (22) business and economic conditions; (23) the extension of current mining and other leases, export licences and concessionary rights; (24) third party tolling, smelting and refining arrangements; and (25) factors relating to the Offer made by the Company to the common shareholders of Falconbridge to purchase all of the outstanding common shares of Falconbridge and the results expected to be achieved from the successful completion of the Offer and the combination of the Company and Falconbridge, including the timing and conditions to receipt of required regulatory clearances, the synergies and cost savings expected to be achieved and the timing thereof; the increased market capitalization, share price multiple and improved liquidity of the Company’s shares; the improved cash flow and earnings of the Company; statements regarding strategies, objectives, goals and targets; and the financial position and international presence that would permit the combined company to better compete against global mining companies. Inherent in forward-looking statements and forward-looking information are risks and uncertainties that are well beyond the Company’s ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements and forward-looking information contained in this Report.
     Such forward-looking statements and forward-looking information are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: business and economic conditions generally; exchange rates, availability and cost of energy and other anticipated and unanticipated costs and pension contributions and expenses; the supply and demand for, deliveries of, and the level and volatility of prices of, nickel, copper, cobalt, aluminum, zinc and other primary metals products, purchased intermediates and nickel-containing stainless steel scrap and other substitutes and competing products for the primary nickel and other metal products the Company produces; the timing and quantities of available Voisey’s Bay intermediate nickel and copper concentrates and the feasibility and timing of the development of the hydrometallurgical process at Voisey’s Bay; the timing of the receipt of remaining regulatory and governmental approvals for the Goro project and other operations; the continued availability of financing on appropriate terms, including through partner or other participation arrangements in the case of the Goro project, for the Company’s development projects; the Company’s costs of production and production and productivity levels, as well as those of the Company’s competitors; our ability to continue to pay quarterly cash dividends in amounts as our Board of Directors may determine in light of other uses for such funds; metal recovery rates and ore recovery and dilution factors; engineering and construction timetables and capital and operating costs for the Goro and Voisey’s Bay projects and PT Inco’s latest expansion program; market competition; mining, processing, exploration and research and development activities and methods; the accuracy of ore/mineral reserve and mineral resource estimates; premiums realized over LME cash and other benchmark prices; tax benefits/charges; the resolution of environmental reviews and environmental and other proceedings and the impact on the Company of various environmental regulations and initiatives; the ability to obtain or renew permits, licences, leases and concessions; assumptions concerning political and economic stability and expectations of inflation in Indonesia and other countries or locations in which the Company operates or otherwise; and the Company’s ongoing relations with its employees at its operations throughout the world. In addition to the foregoing, forward-looking statements and forward-looking information relating to the Offer, its completion and the consequences thereof are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions respecting Falconbridge and its operations and plans, the ability of the Company to successfully compete against global metals and mining and exploration companies by creating through the combination of the Company and Falconbridge an enterprise of increased scale; continued strong demand for nickel, copper and other metals in emerging markets such as China; the level of pre-tax operating and other synergies and cost savings, and other benefits to be realized based on the achievement of operational efficiencies from restructuring, integration and other initiatives relating to the combination; the approvals or clearances required to be obtained by the Company and Falconbridge from regulatory and other agencies and bodies being obtained in a timely manner; divestitures required by regulatory agencies being acceptable and completed in a timely manner; there being limited costs, difficulties or delays relating to the integration of Falconbridge’s operations with those of the Company; and the timely completion of the steps required to be taken for the eventual combination and integration of the two companies.
     The forward-looking statements and forward-looking information included in this Report represent the Company’s views as of the date of this Report. While the Company anticipates that subsequent events and developments may cause the Company’s views to change, the Company specifically disclaims any obligation to update these forward-looking statements and forward-looking information. These forward-looking statements and forward-looking information should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Report. Although the Company has attempted to identify important factors or assumptions that could cause actual actions, events or results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements and forward-looking information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers of this Report should not place undue reliance on forward-looking statements and forward-looking information. These factors are not intended to represent a complete list of the factors that could affect the Company. Additional factors are noted elsewhere in this Report.
     Material Assumptions
     A number of assumptions were made by Inco in connection with certain forward-looking statements and forward-looking information for 2006 and beyond included in this Report and in connection with our pending acquisition of Falconbridge. These assumptions include estimates on the U.S. dollar-Canadian dollar exchange rate for 2006, global industrial production and in key geographic markets, interest rates, global nickel and other metals demand and supply and in key geographical markets, growth in the key end-use markets for the metals produced by the Company, that we would not have any labour, equipment or other disruptions at any of our operations of any significance in 2006 other than any planned maintenance or similar shutdowns and that any third parties which we are relying on to supply purchased intermediates or provide toll smelting or other processing do not experience any unplanned disruptions. Some of the material assumptions made by us involve confidential or particularly sensitive information and, accordingly, we do not believe it is appropriate to disclose such assumptions for competitive or other business reasons. Forward-looking statements and forward-looking information for time periods subsequent to 2006 involve longer term assumptions and estimates than forward-looking statements and forward-looking information for 2006 and are consequently subject to greater uncertainty. Therefore, the reader is especially cautioned not to place undue reliance on such long-term forward-looking statements and forward-looking information.
     Description of Business
     Sales
     The following table shows Inco’s net sales to customers for the three years ended December 31, 2005:

	2005	2004	2003
	(in millions)
Primary nickel	$3,655	$3,503	$2,109
Copper	463	364	171
Precious metals (1)	267	246	114
Cobalt	57	72	17
Other (2)	76	93	63

Net sales to customers	$4,518	$4,278	$2,474

     (1) Excludes toll-refined materials.
     (2) Representing principally sales of sulphuric acid, liquid sulphur dioxide, miscellaneous primary metals products, reprocessed waste materials and certain price adjustments.

     Deliveries
     The following table shows deliveries of Inco’s principal primary metals and related products for the three years ended December 31, 2005:

	2005	2004	2003
Nickel, including intermediates(1) (tonnes)(2)	246,282	251,882	213,890
Copper(3) (tonnes)	120,543	124,884	93,335
Cobalt (tonnes)	1,694	1,542	903
Platinum(4) (troy ounces, in thousands)	172	183	83
Palladium(4) (troy ounces, in thousands)	220	221	101
Rhodium(4) (troy ounces, in thousands)	16	9	17
Ruthenium(4) (troy ounces, in thousands)	2	3	2
Iridium(4) (troy ounces, in thousands)	5	4	6
Gold(4) (troy ounces, in thousands)	76	80	50
Silver(4) (troy ounces, in thousands)	1,429	1,990	1,435
Sulphuric acid and liquid sulphur dioxide (tonnes)	695,000	747,000	548,000

(1)	Includes 22,471 tonnes in 2005, 16,697 tonnes in 2004 and 29,780 tonnes in 2003 purchased by Inco.

(2)	A tonne is a metric unit equal to approximately 2,204.6 pounds.

(3)	Includes 1,133 tonnes in 2003 purchased by Inco.

(4)	Excludes toll-refined materials.
     Prices
Nickel
     Inco’s nickel price realizations tend to lag LME cash nickel price movements due primarily to the terms of its contractual sales arrangements with certain of its customers. The LME, a physical market where various metals, including nickel, can be bought or sold for prompt or future delivery, represents the principal terminal market for primary nickel in the world. We realize a premium over prevailing LME cash prices for many of our finished nickel products, including certain of our nickel powders and other value-added products discussed under “Inco Special Products” below.
     Our average realized price for our primary nickel products, including intermediates and purchased products, was $14,842 per tonne ($6.73 per pound) in 2005, representing an increase of seven per cent from the average price of $13,906 per tonne ($6.31 per pound) in 2004 and an all-time record average realized nickel price for Inco. The 2004 average realized price was 41 per cent higher than the average price of $9,860 per tonne ($4.47 per pound) in 2003.
     The price realizations for our nickel and other primary metals products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for our products in the marketplace relative to the supply available from us and our competitors, including for this purpose similar primary metals materials in various producer, merchant and consumer inventories, inventories of secondary or scrap materials containing nickel and other metals in usable or recyclable form, and supplies of other materials which may compete as substitutes. Of particular importance is the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel and certain other industrial applications. The stainless steel scrap ratio, or the proportion or ratio of nickel-containing stainless steel scrap relative to the total nickel (including primary nickel) consumed by stainless steel producers, was 49 per cent in 2005, compared with 47 per cent in 2004 and 44 per cent in 2003. The applications for nickel and variations in demand for and supply of nickel are discussed under “Nickel” below.
     For information on Inco’s hedging transactions relating to nickel, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations – Derivative Instrument Positions” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and Notes 1, 19 and 24(h) to the financial statements under Item 8 of this Report.

     The average prices, per tonne and per pound, realized by Inco for its primary nickel products, including intermediates and purchased products, for the five years ended December 31, 2005, including by quarter for 2005, are shown in the following table:

Year	Nickel
	($ per tonne)	($ per pound)
2001	6,468	2.93
2002	7,143	3.24
2003	9,860	4.47
2004	13,906	6.31

2005
First Quarter	15,312	6.95
Second Quarter	16,578	7.52
Third Quarter	14,857	6.74
Fourth Quarter	12,780	5.80
Year	14,842	6.73
Copper
     Inco’s average realized price for copper was $3,839 per tonne ($1.74 per pound) in 2005, representing an increase of 32 per cent from the average realized price of $2,916 per tonne ($1.32 per pound) in 2004. The 2004 average realized price was 59 per cent higher than the average realized price of $1,832 per tonne ($0.83 per pound) in 2003.
     The average prices, per tonne and per pound, realized by us for copper, including purchased products, for the five years ended December 31, 2005, including by quarter for 2005, are shown in the following table:

Year	Copper
	($ per tonne)	($ per pound)
2001	1,668	0.76
2002	1,629	0.74
2003	1,832	0.83
2004	2,916	1.32

2005
First Quarter	3,365	1.53
Second Quarter	3,427	1.56
Third Quarter	3,921	1.78
Fourth Quarter	4,528	2.05
Year	3,839	1.74
Other Metals
     The average prices, per tonne or per troy ounce, realized by Inco for cobalt, the principal platinum-group metals (platinum, palladium and rhodium), gold and silver, all of which are produced primarily from our Ontario ores, for the five years ended December 31, 2005 are shown in the following table:

Year	Cobalt	Platinum	Palladium	Rhodium	Gold	Silver
	($ per tonne)		($ per troy ounce)
2001	23,216	541.27	711.32	1,475.85	270.50	4.40
2002	15,124	545.92	419.70	804.59	309.17	4.58
2003	18,846	588.96	297.36	530.66	367.72	4.86
2004	46,442	762.73	225.56	1,166.85	398.68	6.73
2005	32,828	841.27	209.46	2,055.55	423.21	7.06
     For information on our hedging transactions relating to these metals, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations – Derivative Instrument Positions” under Item 7 of this Report and Notes 1, 19 and 24(h) to the financial statements under Item 8 of this Report.

     Results of Operations
     All financial statement information in this Report is based on our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. A reconciliation of our Canadian GAAP financial statements to United States GAAP is presented in Note 24 to the financial statements under Item 8 of this Report.
     Customers
     As in recent years, sales of Inco’s primary metals products in 2005 were concentrated in the United States, Europe, Japan, other countries in Asia, and Canada, with sales of nickel to customers in Asia representing about 60 per cent of its total nickel sales revenues for 2005. For further information, see “Inco’s Position in the Nickel Industry” below.
     No single non-affiliated customer of Inco accounted for more than 10 per cent of total sales in 2005, 2004 or 2003.
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
     Inventories
     Inco’s general practice is to sell its principal primary metals products at the time of production and not to hold inventories except as necessary to meet its current sales requirements. Our finished nickel inventories at the end of each of the five years ended December 31, 2005 are shown in the following table:

Inco’s Finished
Year-end	Nickel
(in tonnes)
2001	26,517
2002	23,126
2003	25,604
2004	27,334
2005	23,444
     Historically, we have believed that the minimum finished nickel inventories we generally need to run our business and meet our customers’ requirements should be about 26,000 tonnes, depending upon the required product mix and other factors. We expect to continue to evaluate the factors to be considered in determining what our minimum inventory level should be.
     Nickel Unit Cash Cost of Sales
     Since this cost measure captures our key costs of production and the effect of prices for our by-products, nickel unit cash cost of sales after by-product credits represents a key performance measurement that management uses to manage our costs and operations.
     Nickel unit cash cost of sales before by-product credits, representing a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of contributions from by-products sold divided by Inco-source nickel deliveries, increased to $6,702 per tonne ($3.04 per pound) in 2005 from $5,732 per tonne ($2.60 per pound) in 2004. For 2005, the increase in nickel unit cash cost of sales before by-product credits was principally due to (i) the higher average Canadian — U.S. dollar exchange rate which adversely affected our costs incurred in Canadian dollars, (ii) higher costs for heavy fuel oil and diesel fuel at PT Inco, (iii) higher electricity and natural gas prices at our Ontario operations, (iv) higher spending on supplies and services, and (v) lower nickel production, partially offset by approximately $40 million of net cost reductions and related savings achieved in 2005. In addition, we experienced lower costs for purchased intermediates due to lower volumes processed at our Canadian operations in 2005 partially offset by higher benchmark prices upon which such purchases are made. In 2004, nickel unit cash cost of sales before by-

product credits of $5,732 per tonne ($2.60 per pound) increased from $4,453 per tonne ($2.02 per pound) in 2003. For 2004, the increase in nickel unit cash cost of sales before by-product credits was principally due to (i) the higher cost for, and volumes of, purchased nickel intermediates, (ii) the higher average Canadian dollar-U.S. dollar exchange rate compared with 2003, (iii) higher costs for heavy oil at PT Inco, (iv) higher spending on supplies and services primarily as a result of increased production rates, and (v) higher earnings-based compensation payments, partially offset by the absence of ramp-up costs which we incurred in the third quarter of 2003 after the end of a strike at our Ontario operations, and the cost reductions and related savings as discussed below.
     Nickel unit cash cost of sales after by-product credits increased to $5,842 per tonne ($2.65 per pound) in 2005 from $5,115 per tonne ($2.32 per pound) in 2004. For 2005, the increase in nickel unit cash cost of sales after by-product credits was due to higher unit cash cost of sales before by-product credits, partially offset by an increase in by-product credits. The increase in by-product credits was primarily due to higher realized prices for copper and certain PGMs partially offset by higher production costs for copper and lower deliveries of certain PGMs. In 2004, nickel unit cash cost of sales after by-product credits of $5,115 per tonne ($2.32 per pound) increased from $4,740 per tonne ($2.15 per pound) in 2003. For 2004, the increase in nickel unit cash cost of sales after by-product credits was due to higher nickel unit cash cost of sales before by-product credits, partially offset by higher by-product credits as a result of higher realized selling prices for and higher deliveries of our principal by-products.
     We have used, and expect to continue to use, at least in 2006, purchased nickel intermediates to increase processing capacity utilization at our Ontario and Manitoba operations. While the cost of purchased nickel intermediates is higher than that for processing our own mine production and such costs increase as the prevailing prices, LME cash nickel or other benchmark prices, on which this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.
     A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP for the periods indicated is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “Non-GAAP Financial Measure” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.
     In 2005, Inco realized net cost reductions and related savings of $40 million, which was below our target of $60 million for the year. In 2004, we realized cost reductions and related savings of $59 million.
     Inco’s nickel unit cash cost of sales, both before and after by-product credits, for the five years ended December 31, 2005 are shown in the following table:

	Nickel Unit Cash	Nickel Unit Cash
	Cost of Sales	Cost of Sales
	Before By-	After By-
Year	Product Credits	Product Credits
	($ per pound)
2001	1.56	1.35
2002	1.58	1.45
2003	2.02	2.15
2004	2.60	2.32
2005	3.04	2.65
     Based upon the average exchange rate for the year, the Canadian dollar, the currency in which a substantial portion of our operating costs are incurred, increased by 7.2 per cent relative to the U.S. dollar in 2005. In 2004, the Canadian dollar increased by 7.5 per cent relative to the U.S. dollar. At December 31, 2005, the value of the Canadian dollar relative to the U.S. dollar was $0.858, compared with $0.831 at December 31, 2004 and $0.774 at December 31, 2003, and was $0.861 at March 13, 2006. At December 31, 2005, we had outstanding forward currency contracts to purchase Cdn.$21 million at an average exchange rate of $0.845 during 2006. The purpose of these contracts is to eliminate the risk of exchange rate movements on a portion of the future construction costs of certain capital projects at our Ontario operations. For further information on these contracts and a discussion of the sensitivity of foreign currency exchange rates on the Company’s earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.

     For information regarding Inco’s profit sharing and incentive arrangements and the collective agreements with our unionized employees, see “Employees” below.
     Business Segment Information
     Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, our refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In the fourth quarter of 2005, production of nickel and copper concentrates at the initial phase, representing an open-pit mine and concentrator and related facilities, of our Voisey’s Bay project, operated by our wholly-owned subsidiary, Voisey’s Bay Nickel Company Limited (“VBNC”), started and, accordingly, the assets relating to the initial phase of this project were reclassified from the development projects segment to the finished products segment. Voisey’s Bay produces nickel concentrates for processing by our Ontario and Manitoba operations, as well as copper concentrate for sale to third parties.
     For further information on our business segments by operating segment, including each segment’s net sales to customers, earnings and total assets, and geographic location, see Note 18 to the financial statements under Item 8 of this Report.
     Nickel
Applications for Nickel1
     Nickel is a hard, malleable metal with a wide range of uses. Its principal characteristics include imparting strength and corrosion resistance in alloys. The following five general categories constitute the principal applications of nickel: (i) nickel-bearing or austenitic stainless steels, (ii) low-alloy steels, (iii) non-ferrous alloys, (iv) foundry industry castings and (v) non-alloying uses. Inco’s nickel products represent what is known in the industry as “primary” nickel, a designation given to nickel produced principally from nickel ores. It is estimated that approximately 79 per cent of global primary nickel consumption relates to its end use in austenitic stainless steel production and as an alloy with other metals. The other type of nickel used in industrial applications is known as “secondary” nickel, which is also referred to as recycled or scrap nickel. Secondary nickel units are recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete plant and equipment. In the recent past, secondary nickel has represented between 44 and 49 per cent of the total nickel used for austenitic stainless steels, with primary nickel accounting for between 51 and 56 per cent of such nickel use. These percentages can vary based upon relative prices, the availability of scrap and other factors.
     The nickel industry generally divides its primary nickel products into three categories: (i) charge nickel products (products of various nickel purities produced in special forms for the stainless and low-alloy steel industries), (ii) melting nickel products (relatively pure metallic products for the non-ferrous metals and foundry industries) and (iii) plating nickel products (relatively pure nickel products in certain shapes or cut to certain sizes for the plating industry).
     The largest use of primary nickel in the world has continued to be in the production of nickel-bearing or austenitic stainless steels. Stainless steels, defined as iron-based alloys containing 10.5 per cent or more chromium, are typically identified by their metallurgical structure – austenitic, ferritic, martensitic, precipitation-hardening and duplex. Approximately 75 to 77 per cent of global stainless steel production in recent years has consisted of austenitic, or nickel-bearing, grades. On average, austenitic stainless steels contain approximately eight to 10 per cent nickel. Nickel-bearing stainless steels are used in a wide variety of applications ranging from consumer products to industrial process equipment, as well as for power generation and transportation equipment, kitchen appliances and hundreds of other applications where strength and corrosion resistance are required. Nickel use in nickel-bearing or austenitic stainless steels currently accounts for about 60 per cent of annual global primary nickel consumption.
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

     The third category of nickel use is in non-ferrous alloys which, unlike the two categories of steel alloys noted above, contain little or no iron. These alloys, which are used primarily in industrial process plants, marine engineering applications, coinage, electronics, and gas turbine engine components, as well as in other diverse products, account for approximately 10 per cent of annual global primary nickel demand.
     A fourth category is comprised of foundry industry castings, which consist of either iron alloys, steel alloys or non-ferrous alloys. These uses account for about four per cent of annual global primary nickel demand and represent the balance of the approximately 79 per cent of primary nickel used to make stainless steels and nickel-containing alloys.
     The fifth category consists of various non-alloying uses of primary nickel. These uses account for the remaining 21 per cent of annual global primary nickel demand, and includes electroplating (representing about 11 per cent of primary nickel demand) and numerous applications of nickel powders, including Inco’s specialty nickel powder products described under “Inco Special Products” below. Many consumer durable goods, such as metal furniture, are nickel-chrome electroplated. Nickel powder applications are a relatively small but important nickel-consuming sector. Given the properties of nickel powders, applications include dissolving nickel into salts for plating and catalysts for the petrochemical industry, and use in nickel-cadmium and nickel-hydride rechargeable batteries, lithium ion batteries, welding electrodes, metal sprays and specialized parts made by powder metallurgy.
     As indicated above, primary nickel used in stainless and low-alloy steel sectors accounts for approximately 65 per cent of annual global primary nickel demand. In choosing to use primary nickel, these two sectors can generally use either charge nickel products or melting nickel products to satisfy their nickel requirements; however, they may also use secondary nickel units such as nickel-containing stainless steel scrap or other recycled nickel-containing material, with the decision of using primary or secondary nickel being based largely on relative prices and availability of these materials. See “Prices – Nickel” above for a discussion of the percentages of nickel consumed as stainless steel scrap by stainless steel producers.
     In early 2004, the Nickel Development Institute (“NiDI”), a non-profit association formed in 1984 to promote applications for nickel, and the Nickel Producers Environmental Research Association (“NiPERA”), an organization that Inco and other nickel producers formed in 1980 to focus on and fund scientific studies relating to environmental, health and other issues related to various forms of nickel, merged to form the Nickel Institute (“NI”). Inco had been a member of NiDI since it was founded. The NI, the membership of which represents more than 70 per cent of current world nickel production, generates and communicates information required to support the safe and sustainable production, use and re-use of nickel. It also provides a single membership and management structure for the activities previously undertaken separately by NiDI and NiPERA, such as research and development projects, including projects aimed at promoting the use of nickel-containing stainless steels, broadening markets for nickel-containing alloys resistant to extreme temperatures, high pressure and corrosion, and seeking to ensure that sound science is used as the basis for regulatory developments relating to the production and use of nickel and nickel-containing products and the recycling or disposal of nickel-containing waste materials. The NI has continued the nickel use-related technical work of NiDI, but has focused more on nickel issues related to stewardship and sustainable development, including the generation and use of knowledge about the full life cycle effects of nickel.
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
     In the latter half of the 1990s, strong economic growth led to significant increases in stainless steel production and nickel demand, except that the Asian economic crisis in 1998 caused overall nickel demand to decrease slightly that year. The decrease in the demand for nickel during 1998, combined with the market’s anticipation of large supplies of low-cost nickel from three new Australian laterite projects, Murrin Murrin, Bulong and Cawse, resulted in the LME cash nickel price reaching a low for the decade of $3,725 per tonne ($1.69 per pound) in December 1998. Nickel prices recovered during 1999, supported by the resumption of strong economic and nickel demand growth, with the LME cash nickel price reaching $8,450 per tonne ($3.83 per pound) at the end of 1999.
     The LME cash nickel price continued to increase into 2000, reaching a peak of $10,660 per tonne ($4.84 per pound) in March 2000 but over the balance of 2000 declined to $7,190 per tonne ($3.26 per pound) by the end of that year. Favourable market conditions contributed to the increase in the average LME cash nickel price to $8,641 per tonne ($3.92 per pound) in 2000. World production of stainless steel increased by 8.8 per cent in 2000 to a then record level of 19.5 million tonnes. However, the use of primary nickel in this segment registered no growth in 2000 due to the increased supply of nickel-containing stainless steel scrap. Overall world demand for primary nickel grew by 5.8 per cent in 2000 to 1,109,000 tonnes, reflecting both stock building by consumers and an estimated 12 per cent growth in consumption for primary nickel in applications other than stainless steel. In 2000, world primary nickel supply increased by an estimated 78,000 tonnes to 1,105,000 tonnes, due mainly to a rise in primary nickel production in the Western World of approximately 52,000 tonnes, reflecting mainly production from new nickel capacity and the continued commissioning of the three new laterite projects in Australia referred to above. Demand for nickel in 2000 exceeded supply by approximately 4,000 tonnes, but we believe that additional material was withheld from the market by one leading nickel producer, as reflected in nickel inventories held in LME warehouses, which fell by over 37,000 tonnes during the year.
     Market fundamentals weakened during 2001 as the world’s major economies experienced softness. This weakness in demand was primarily concentrated in the Western World where nickel demand declined significantly. While there was continued strength in nickel demand in China in 2001, Inco estimates that there was an overall decline in world nickel demand in 2001 of 2.2 per cent to approximately 1,085,000 tonnes with world primary nickel production increasing by 43,000 tonnes to 1,148,000 tonnes in 2001. The largest sources of this increase in supply were the continued ramping up of the laterite projects in Australia and the commissioning of new capacity in Venezuela and Colombia. The world nickel market in 2001 shifted to a surplus position of approximately 63,000 tonnes following the deficit positions in the previous two years. Over 2001, nickel inventories held by consumers are estimated to have fallen by 13,000 tonnes while LME inventories increased by only 9,510 tonnes, ending 2001 at 19,188 tonnes. The cash nickel price on the LME opened 2001 at $6,995 per tonne ($3.17 per pound) but declined to the year’s low of $4,420 per tonne ($2.00 per pound) in late October 2001. With the aggressive reduction of interest rates in the United States and renewed prospects for an economic recovery, prices for nickel improved in the fourth quarter of 2001 and the LME cash nickel price increased to $5,680 per tonne ($2.58 per pound) as of December 31, 2001.
     The nickel market strengthened in 2002 as world demand grew by approximately eight per cent during the year to 1,168,000 tonnes despite continued weakness in certain large segments of the global economy. The growth in nickel demand in 2002 was primarily concentrated in the stainless steel sector where the demand in this use increased by almost 10 per cent, driven by an increase in stainless steel production and minimal growth in the use of nickel-containing stainless steel scrap by stainless steel producers. World stainless steel production increased by 7.9 per cent to approximately 20.8 million tonnes. This production growth was particularly strong in the United States, where production increased by 20 per cent, driven by the opening of a new 800,000 tonne-per-

year stainless steel production facility in Kentucky, and in Taiwan, where production increased by 20 per cent as existing facilities operated at near-capacity levels. The growth in primary nickel supply in 2002 came principally from (i) Colombia and Venezuela, where new or “greenfield” projects were completing their ramp-up to their design capacities, (ii) Australia, where production increased from the continued ramp-up of one project and higher production from certain existing producers, and (iii) Japan, where production in the form of ferronickel rebounded to near-capacity levels. The strong growth in nickel demand largely offset the growth in nickel production in 2002, resulting in a small surplus of approximately 8,000 tonnes for the year. Inventories of nickel on the LME increased slightly during 2002, remaining at a relatively low level of 21,972 tonnes at December 31, 2002. The LME cash nickel price opened 2002 at $5,680 per tonne ($2.58 per pound) and increased during the first half of 2002 as the economies of certain industrialized countries began to recover, ending the first half of the year at $7,080 per tonne ($3.21 per pound). Prices declined through the third quarter, reaching a low of $6,305 per tonne ($2.86 per pound) in September 2002 as concern over the pace of economic recovery and uncertainty about a potential war involving Iraq adversely affected the nickel markets. The LME cash nickel price recovered in the fourth quarter, underpinned by improving fundamentals for nickel, ending 2002 at $7,100 per tonne ($3.22 per pound).
     The world nickel market strengthened in 2003 as demand grew by approximately seven per cent during the year to 1,244,000 tonnes despite continued weakness in certain large segments of the global economy. During 2003, growth in industrial production continued in China and was positive in the United States and Japan for the first time in three years, while economic recovery in Europe continued to struggle to take hold. The growth in nickel demand in 2003 was concentrated in the stainless steel sector. Nickel demand growth in this sector increased by almost eight per cent in 2003, driven by a significant increase in stainless steel production and a decline in the stainless steel scrap-ratio. Nickel demand growth in non-stainless steel applications was relatively weak in 2003, as one important end-use market, high nickel alloys for the aerospace industry, continued to struggle with new aircraft orders remaining at relatively depressed levels. However, demand for nickel in plating applications was relatively strong, led by growth in these applications in China, slightly offset by reduced demand for these applications in Europe and the United States. The growth in world production of primary nickel in 2003 could not keep pace with the demand growth experienced that year. Production of primary nickel in 2003 was adversely affected by the labour disruption at our Ontario operations during a three-month period beginning June 1, 2003, resulting in effectively no production from these operations for this period where they would normally produce about 9,000 tonnes (20 million pounds) of primary nickel per month. We believe that several other major producers failed to reach their 2003 projected production targets due to unexpected maintenance or operational problems. The shortfall in production was partially offset by the release of approximately 60,000 tonnes into the market during 2003, which nickel had been used as collateral for a loan to one nickel producer. In addition, production of ferronickel in Australia, New Caledonia, Colombia and the Dominican Republic increased in 2003. As a result, world primary nickel production increased by 28,000 tonnes to 1,204,000 tonnes in 2003. World primary nickel supply increased to 1,264,000 tonnes, taking into account the release into the market of the 60,000 tonnes used as loan collateral discussed below. The significant growth in nickel demand during 2003, coupled with the limited supply growth, created an underlying deficit between supply and demand in 2003 of approximately 40,000 tonnes. With the release in 2003 of 60,000 tonnes of nickel that one producer had pledged as collateral for a loan, we believe there was a small surplus in the global nickel market of approximately 20,000 tonnes in 2003. Inventories of nickel on the LME increased slightly during 2003 by 2,100 tonnes, remaining at a relatively low level of 24,072 tonnes at December 31, 2003. The LME cash nickel price averaged $9,860 per tonne ($4.47 per pound) in 2003. At the end of 2003, the LME cash nickel price was $16,650 per tonne ($7.55 per pound), an increase of 135 per cent compared with $7,100 per tonne ($3.22 per pound) at the end of 2002.
     The year 2004 was one characterized by high nickel prices, which we believe were due principally to broad-based growth in global demand for nickel. The increase in demand was attributed to a recovery in non-stainless steel applications for nickel. Primary nickel demand in stainless steel applications experienced virtually no growth in 2004, despite strong global stainless steel production growth, due to a large increase in nickel-containing scrap consumption and substitution for nickel in certain stainless steel applications. The increase in nickel demand was driven by the strongest global industrial production growth in 10 years, led by continued economic growth in China, as well as economic growth in South Korea, Taiwan and Japan. The economies of the United States and Europe also exhibited growth above the levels seen in the recent 2000-2003 period. The global nickel market was in deficit for 2004 as the level of demand exceeded the level of supply. We believe that relatively low physical inventories, high prices and the active trading in nickel by investment, hedge or similar funds which purchase and sell or otherwise trade in metals for profit (“Metals Trading Funds”) contributed to volatile price conditions in 2004.
     The growth in primary nickel demand in 2004 was concentrated in the non-stainless steel sector, which increased by seven per cent, as demand for nickel for the production of high nickel alloys improved as the recovery of the aerospace industry continued. World production of stainless steel increased by eight per cent to approximately 24.6 million tonnes. Stainless steel production expanded in all major industrialized geographic regions and was particularly strong in South Korea where new production facilities operated at capacity during the year. However, primary nickel demand growth in the stainless steel sector was adversely affected by a large increase in stainless steel scrap consumption, as well as an increase in the production of stainless steels containing relatively low amounts or grades of nickel (one to four per cent nickel) and grades containing no nickel compared with higher nickel containing stainless steel grades (eight to 10 per cent nickel).
     World supply of primary nickel in 2004 was lower than world nickel supply in 2003, although production of primary nickel increased by four per cent in 2004, due to the relatively large stockpile releases in 2003. World primary nickel production in 2004 totalled 1,255,000 tonnes, an increase of 51,000 tonnes, of which approximately 50 per cent was the result of our recovery from our strike-impacted levels experienced in 2003. However, world primary nickel supply of 1,255,000 tonnes decreased from 1,264,000 tonnes in 2003, taking into account the release into the market in 2003 of 60,000 tonnes initially pledged by one producer as collateral for a loan.
     The growth in nickel demand during 2004, coupled with the overall decline in supply for 2004, created a deficit between supply and demand of approximately 7,000 tonnes. Inventories of nickel on the LME decreased during 2004 by 3,174 tonnes to a relatively low level of 20,898 tonnes at December 31, 2004.
     For a discussion of the LME cash nickel price during 2004, see “Overview – Key Factors Affecting our Business – 2004 Nickel Market Highlights” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.
     The year 2005 represented a year of two very distinct periods for the nickel industry. We believe that the first half of the year reflected relatively strong demand for nickel, relatively tight supplies of nickel, nickel buying activity from Metals Trading Funds, falling LME nickel inventories and relatively strong nickel prices. However, by the start of the third quarter a significant negative shift began in the supply-demand fundamentals of the nickel market, as we believe demand weakened, Metals Trading Funds sold the nickel positions they had acquired, LME inventories increased and prices fell. The significant deterioration in market conditions was, we believe, the result of a large reduction in global stainless steel production in the second half of the year, as discussed below. For 2005 as a whole, nickel demand grew by less than one per cent from 2004 levels. The non-stainless steel uses for nickel, in particular for high nickel alloys, plating and battery materials, were the only end uses for primary nickel to experience demand growth in 2005. Primary nickel demand in stainless steel applications experienced a sharp contraction in 2005, with global stainless steel production falling by one per cent in 2005 from 2004 levels, and primary nickel demand for this application declining by about six per cent compared with 2004. Demand was also negatively affected in this key application by substitution of other metals or other materials for nickel in certain stainless steel applications and a higher relative usage of secondary, or scrap, nickel.
     We believe that relatively low inventories of nickel, high prices and the active trading of Metals Trading Funds, factors which were also prevalent and, accordingly, affected the nickel markets in 2004, contributed to the continued volatile price conditions experienced in 2005. The difference between the high and low daily LME cash nickel prices for 2005 was $6,250 per tonne ($2.83 per pound). We estimate that the global nickel market was in a slight surplus for 2005 as the level of demand was more than covered by the level of supply. However, we believe that the level of demand was restrained by the relatively high nickel prices in at least the first half of 2005, and that demand would have been significantly stronger had prices been closer to historic averages.
     The modest growth in primary nickel demand in 2005 was, as noted above, due to the strength in non-stainless steel uses for nickel, as demand from the stainless steel sector, the largest end use of primary nickel, was adversely affected by several factors as discussed below. Nickel demand growth for non-stainless steel uses increased by eight per cent in 2005, as demand for nickel for the production of high nickel alloys improved as a result of the continued strength in demand for high nickel alloys used in the aerospace industry and for land-based gas turbines, as well as growth in the oil and gas, liquid natural gas and battery applications for nickel. Nickel demand from battery applications improved in 2005, in part due to the increased production of hybrid electric vehicles.
     World production of stainless steel increased by approximately seven per cent during the first half of 2005, consistent with the relatively strong production growth rates seen in this area for 2003 and 2004. This growth was due, in part, to increased capacity utilization at several large-scale stainless steel manufacturing facilities, as well as new production capacity coming on stream, particularly in China. The strong stainless steel production growth in the first half of 2005, combined with strength in the non-stainless steel market, led to nickel demand growth of approximately six per cent in the first half of the year. However, end-use consumption of stainless steel did not keep pace with stainless steel production and global inventories increased during the first half of the year. We believe that the increase in global stainless steel inventories was a sign of an oversupplied market that, in turn, triggered sharply falling stainless steel prices beginning in July 2005. At the beginning of the third quarter of 2005, almost all major stainless steel producers had begun to reduce production levels in an effort to reduce the relatively high global inventory levels of stainless steel and, through such supply reductions, correct this oversupply situation. Most of these production cuts were maintained through the end of 2005. We estimate that stainless steel production curtailments in the second half of the year led to an overall production decline in stainless steel production in the second half of 2005 of nine per cent compared with the second half of 2004. This sharp reduction in stainless steel production, in turn, led to a significant reduction in demand for primary nickel used in stainless steel. The global stainless steel market also used relatively high amounts of secondary or scrap nickel in 2005 compared with prior years, as well as increasing the production of stainless steels containing relatively low amounts or grades of nickel (one to four per cent) and grades containing no nickel compared with stainless steels with higher nickel grades (eight to ten per cent nickel).
     The growth in the world supply of primary nickel in 2005 was adversely affected by several unexpected disruptions. While domestic production by certain producers did increase in certain countries or territories, including China, New Caledonia and Norway, these increases were largely offset by reductions in output or lower than planned increases by producers in other countries. Overall production of primary nickel increased by approximately 2.4 per cent in 2005, about half of the long-term average production growth rate of four per cent. Several producers experienced production problems as labour disruptions or shortages, feed material shortages, inclement weather, technological challenges and extended maintenance shutdowns curtailed output below originally announced planned levels for 2005. Approximately two thirds of global nickel production growth was the result of a ramp-up in Chinese nickel production, in an effort to reduce that country’s nickel import requirements. World primary nickel supply increased by 30,000 tonnes to 1,285,000 tonnes in 2005. We believe that no stockpiles of nickel were released into the market in 2005 or 2004, in contrast to what occurred in 2003.
     The slower than average growth in nickel demand for 2005, coupled with a relatively modest amount of growth in nickel supply for the year, created a surplus for the year that we estimate to have been approximately 15,000 tonnes. However, as discussed above, the supply-demand relationship was in a deficit in the first half of the year and moved to a surplus in the second half of the year. Inventories of nickel on the LME decreased during the first half of 2005 to a low of 4,926 tonnes. However, the decline in demand in the second half of the year led to a steady increase in LME inventories during this period to a level of 36,042 tonnes at December 31, 2005. LME nickel inventories have decreased in the first 10 weeks of 2006, with such inventories totalling 34,266 tonnes as of March 13, 2006.
     For a discussion of the LME cash nickel price during 2005, see “Overview – Key Factors Affecting our Business – 2005 Nickel Market Highlights” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report.
     An uncertain global economic environment would be expected to have a significant adverse effect on Inco’s business and financial results given the historical positive correlation between industrial production and demand for primary nickel and our other products. There can be no assurance that the over-supply situations which have existed historically in the nickel markets could not reoccur in the future. Any such conditions would have an adverse effect on the prices realized by us for our nickel products. Other international economic trends, expectations of inflation and political events in major nickel producing and consuming countries can also adversely affect nickel prices and the prices of other metals produced by us. These factors are beyond our control and have resulted, and are expected to continue to result, in a high degree of price volatility for nickel and other primary metals produced by us. There can be no assurance that the price for nickel or other metals produced by us will not decline. A return to the nickel price realizations for us reasonably near to the LME cash nickel price which prevailed through most of 1998 and into the first half of 1999 and during a portion of the second half of 2001 would have a material adverse effect on our results of operations, financial condition, cash flows and liquidity.

     World primary nickel demand has increased at an average compound annual rate of approximately four per cent over the last ten years. As noted under “Applications for Nickel” above, about two-thirds of world primary nickel demand is associated with the production of austenitic stainless steels. The following table shows the relationship between our most recent estimates of world primary nickel demand and stainless steel production for the five years ended December 31, 2005:

	World	World
	Primary Nickel	Stainless Steel
Year	Demand(1)	Production
	(in tonnes)	(in millions of tonnes)
2001	1,085,000	19.0
2002	1,168,000	20.8
2003	1,244,000	22.7
2004	1,262,000	24.6
2005(2)	1,270,000	24.3

(1)	Previously disclosed figures were provided on a Western World-plus-China basis.

(2)	Preliminary estimates.
     The following table shows Inco’s most recent estimates of world primary nickel demand, world primary nickel supply, year-end combined Western World producers’ and LME inventories of primary nickel, year-end LME nickel inventories and the average annual LME cash nickel prices for the five years ended December 31, 2005:

			Year-End
	World	World	Combined Western		Average
	Primary	Primary	World Producers’	Year-End	Annual LME
	Nickel	Nickel	and	LME	Cash Nickel
Year	Demand	Supply	LME Inventories(2)	Inventories	Prices
		(in tonnes)			($ per tonne)
2001	1,085,000	1,148,000	106,000	19,188	$5,948
2002	1,168,000	1,176,000	100,000	21,972	6,772
2003	1,244,000	1,264,000	104,000	24,072	9,640
2004	1,262,000	1,255,000	111,000	20,898	13,852
2005	1,270,000 (1)	1,285,000 (1)	127,000 (1)	36,042	14,733

(1)	Preliminary estimates.

(2)	Excludes Russia, other members of the former CIS, China, Cuba and Eastern Europe.
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
          Participants in the Nickel Industry
     The five largest suppliers in the nickel industry, each having its own integrated facilities, including nickel mining, processing, refining and marketing operations, are MMC Norilsk Nickel (“Norilsk”), Inco, BHP Billiton plc (“BHP Billiton”), Falconbridge and Jinchuan Nonferrous Metals Corporation (“Jinchuan”). Inco estimates that these five producers accounted for about 62 per cent of the total world primary nickel production in 2005. In addition to these five principal industry participants, there are approximately 25 other producers in numerous other countries around the world that participate in the nickel industry. Operations of the five largest producers are located in several countries. Norilsk has operations in Russia. Inco, as noted on page 1 of this Report, has operations in Canada, the United Kingdom, Indonesia, Japan and China and in other parts of Asia through two companies, Taiwan Nickel and Korea Nickel, in whose refining capacity Inco has interests, but less than majority ownership. BHP Billiton has operations in

Australia and Colombia; Falconbridge has operations in Canada, Norway and the Dominican Republic; and Jinchuan has operations in China.
     Norilsk has integrated facilities at Norilsk in Siberia and at Pechenga and Severonickel on the Kola Peninsula of Russia. For 2005, Norilsk reported production of approximately 243,000 tonnes of nickel from all of its facilities, compared with 243,000 tonnes in 2004 and 239,000 tonnes in 2003. Nickel exports from Russia were 262,000 tonnes in 2005, compared with 251,000 tonnes in 2004 and 238,000 tonnes in 2003.
          Inco’s Position in the Nickel Industry
     Inco is a leading producer of nickel. Our nickel deliveries in 2005 represented an estimated 19 per cent of the total world demand for primary nickel, compared with 20 per cent in 2004 and 17 per cent in 2003.
     Our total deliveries of nickel in 2005 were 246,282 tonnes, representing a decrease of two per cent from total deliveries of 251,882 tonnes in 2004. Deliveries of Inco-source nickel were 223,811 tonnes in 2005, representing a decrease of five per cent from deliveries of 235,185 tonnes in 2004, primarily due to decreased production at our Ontario and Manitoba operations in 2005 as a result of scheduled major maintenance shutdowns and slower than planned ramp-ups after such shutdowns, as discussed below. In 2004, our deliveries of Inco-source nickel represented an increase of 28 per cent from deliveries of 184,110 tonnes in 2003. This increase was primarily due to increased production at our Canadian and U.K. operations as well as at PT Inco.
     We believe that one of the key strengths of our position in the highly-competitive global nickel industry is the broad geographic distribution of our customers. In 2005, we continued to supply our customers worldwide from our operations in Canada, the United Kingdom and Asia. In 2005, reflecting our global market presence, 27 per cent of our total primary nickel deliveries were to customers in the United States and Canada, 23 per cent to customers in Japan, 11 per cent to customers in Europe, and 39 per cent to customers in other countries, primarily in Asia, compared with 25 per cent to customers in the United States and Canada, 23 per cent to customers in Japan, 11 per cent to customers in Europe, and 41 per cent to customers in other countries, primarily in Asia, in 2004. In 2005, sales to customers in Asia, including Japan, represented 60 per cent of our total nickel deliveries for the year, compared with 62 per cent in 2004.
     We have fixed-volume contracts with customers for a substantial portion of our expected annual nickel sales. These contracts, combined with the requirements of our affiliated refineries in Asia and our sales of proprietary nickel products, have continued to provide stable demand for a significant portion of our annual production.
     The following table shows, for the five years ended December 31, 2005, our most recent estimates of total world primary nickel demand, our total nickel deliveries, our deliveries of purchased nickel, our estimated share of world demand based on our total nickel deliveries, the LME average cash and three-month nickel prices and our average realized price for our primary nickel products:

					LME	LME	Inco
			Inco	Inco	Average	Average	Average
			Deliveries of	Share of	Cash	3-Month	Realized
	World Primary	Total Inco	Purchased	World	Nickel	Nickel	Nickel
Year	Nickel Demand	Deliveries(1)	Nickel	Demand	Price	Price	Price(1)
		(in tonnes)		(%)		($ per tonne)
2001	1,085,000	230,049	22,978	21	5,948	5,877	6,468
2002	1,168,000	231,590	19,343	20	6,772	6,755	7,143
2003	1,244,000	213,890	29,780	17	9,640	9,610	9,860
2004	1,262,000	251,882	16,697	20	13,852	13,765	13,906
2005	1,270,000 (2)	246,282	22,471	19 (2)	14,733	14,551	14,842

(1)	Includes intermediates and purchased nickel.

(2)	Preliminary estimates.
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

     Inco Special Products, an unincorporated business unit, has responsibility for all business activities related to our value-added or specialty nickel products. These products, most of which are developed at our research laboratory at Mississauga, Ontario, are manufactured at our refineries in Sudbury, Ontario and Clydach, Wales, using our proprietary gas decomposition technology, and at Novamet3 Specialty Products Corporation, a wholly-owned subsidiary of Inco Limited located in Wyckoff, New Jersey, and our Dalian and Shenyang joint ventures in China. Inco Special Products expects to continue to work closely with customers to develop advanced nickel products to meet their needs. Accounting for approximately nine per cent of Inco’s nickel sales revenue in 2005, compared with eight per cent in 2004 and nine per cent in 2003, value-added or specialty nickel products are sold at premium prices. These premiums are affected by fluctuations in the LME cash nickel price and how we price certain of our value-added or specialty nickel products.
     Copper
     We produce copper at our Ontario operations which we recover, in conjunction with nickel, principally from the sulphide ores mined in the Sudbury area of Ontario. In 2005, our finished copper production, including anodes production, was 125,595 tonnes, representing an increase of one per cent from 124,456 tonnes in 2004. In addition, production of copper in concentrates from our Voisey’s Bay operations was 4,406 tonnes in 2005. In 2004, copper production increased by 37 per cent from 91,134 tonnes in 2003, reflecting a return to normal production levels following a three-month strike and ramp-up problems associated with the restart of operations after the strike at our Ontario operations in 2003.
     In May 2005, our Ontario operations announced that it would be closing its copper refinery in Sudbury as a result of a number of factors, including the size of the refinery and its cost structure relative to the leading copper refineries in the world. The closure of this facility resulted in an after-tax asset impairment charge of $14 million in the second quarter. In late June 2005, we announced that we had entered into a long-term agreement with Noranda Inc. (now Falconbridge, following the combination of Noranda Inc. and the company then known as Falconbridge at the end of June 2005) under which Inco agreed to sell all of its copper production from its Ontario operations in anode form to Falconbridge. This agreement, which covers a period of 10 years beginning January 1, 2006 and is subject to extension, also provides for the recovery by Falconbridge at its Montreal, Quebec copper refinery of all other metals in the copper anodes, with Inco receiving back the nickel and PGMs recovered from the anodes subject to certain treatment charges and Falconbridge purchasing and paying Inco for all of the gold and silver recovered. It is currently estimated that between approximately 104,000 and 126,000 tonnes annually of contained copper in anode form will be purchased and processed by Falconbridge under this agreement. The actual volume of copper in anode form to be purchased and processed by Falconbridge under the agreement will depend upon a number of factors, including the timing of certain capital expenditures and related changes to Falconbridge’s Montreal-based copper refinery to enhance the recovery of nickel and certain of the other metals contained in the anodes.
     Copper accounted for $463 million, or 10 per cent, of our net sales to customers in 2005, compared with $364 million, or nine per cent, in 2004.
     Our sales and deliveries (including purchased copper) for the past three years and our average realized prices for copper for the past five years are shown in the tables under “Sales”, “Deliveries” and “Prices – Copper” above, respectively.
     World refined copper production is currently estimated to have been approximately 16.3 million tonnes in 2005, compared with 15.8 million tonnes in 2004 and 15.2 million tonnes in 2003.
     Like nickel prices, copper prices have been in recent years, and are expected to continue to be, subject to significant price volatility. In 2004, strong economic growth in Asia, in particular China, combined with the relatively strong economic recovery in the United States, led to an increase in global copper demand. Global copper production was, however, negatively impacted in 2004 by an open-pit mine collapse at one leading copper producer as well as labour disruptions at various other copper production facilities. By the end of 2004, combined reported copper stocks on the COMEX Division of the New York Mercantile Exchange and the LME had declined from year-end 2003 levels by over 86 per cent to 97,100 tonnes in total. The LME cash copper price averaged $2,868 per tonne ($1.30 per pound) in 2004, a 61 per cent increase over the average price of $1,780 per tonne ($0.81 per pound) in 2003. In 2005, continued economic growth in Asia, combined with a number of supply disruptions at various copper mining and refining operations, resulted in a tightly balanced market for copper. Inventory of reported copper stocks on the COMEX and the LME at year-end were 98,407 tonnes, basically unchanged from year-end 2004. The LME cash copper price averaged $3,684 per tonne ($1.67 per pound) in 2005, representing a 28 per cent increase from the average price in 2004. For the fourth quarter of 2005, the LME cash

3	Inco trademark

copper price averaged $4,297 per tonne ($1.95 per pound), compared with a third quarter 2005 average of $3,759 per tonne ($1.70 per pound). For the month of December 2005, the LME cash copper price averaged $4,577 per tonne ($2.08 per pound). The LME cash copper price reached a new record of $5,145 per tonne ($2.33 per pound) on February 7, 2006 and has remained above $4,405 per tonne ($2.00 per pound) through to mid-March 2006. The LME cash copper price was $4,946 ($2.24 per pound) on March 13, 2006.
     Other Primary Metals and Related Products
     Other primary metals and related products accounted for nine per cent of our total net sales to customers in 2005, compared with 10 per cent in 2004 and eight per cent in 2003. These products include cobalt, platinum-group metals or PGMs (platinum, palladium, rhodium, ruthenium and iridium) (“PGMs”), gold, silver, sulphuric acid, liquid sulphur dioxide and some modest quantities of selenium and tellurium. For 2005, based upon production principally from our Ontario ores, we accounted for approximately three per cent of the world’s supply of PGMs. PGMs are utilized primarily for catalysts, electronic components and jewellery. In addition to refining our own ores to obtain PGMs, we process substantial volumes of spent automotive catalytic converters and other material containing these metals at our Sudbury, Ontario and Acton, England refineries. In 2005, such other material, which was principally toll-refined, accounted for about 64 per cent of all PGMs refined by us, compared with 64 per cent in 2004 and 76 per cent in 2003. Deliveries of toll-refined material, however, are not included in our deliveries of precious metals shown in the table under “Deliveries” above since we do not take ownership of these materials. Sales of PGMs accounted for approximately five per cent of our net sales to customers in 2005, compared with five per cent in 2004 and four per cent in 2003.
     Approximately 85 per cent of Inco’s cobalt production, which is derived from its Canadian ores and purchased feedstock material, is sold as metal, with the balance being sold as a cobalt intermediate product. The intermediate product is used by chemical producers to make cobalt-based chemicals. Cobalt metal is used in the production of various alloys, particularly for aerospace applications, as well as the manufacture of cobalt-based chemicals.
     Copper and nickel producers supply a majority of the world’s cobalt production as a by-product of their copper and nickel operations, which has resulted in the supply of cobalt being largely driven by the demand for copper and nickel rather than the demand for cobalt. As a result, there has been a significant increase in the supply of cobalt in the last decade. Demand for cobalt from the aerospace and land-based gas turbine sectors, which together currently represent about 22 per cent of world cobalt consumption, was strong in 2005, returning to the levels of demand that existed prior to September 11, 2001. The total demand for cobalt also increased in 2005 as a result of the growth of applications for cobalt in the battery and catalyst market sectors. The supply and demand fundamentals for the cobalt market were, we believe, in balance during 2005. No significant new supply came onto the market from the traditional copper- and nickel-based sources; however, additional supplies came from the Democratic Republic of Congo. The Metal Bulletin 99.8 average cobalt reference price, the most commonly used benchmark price for the pricing of high grade cobalt, averaged $34,863 per tonne ($15.81 per pound) for 2005, compared with $53,177 per tonne ($24.12 per pound) in 2004 and $23,951 per tonne ($10.86 per pound) in 2003, while the Metal Bulletin 99.3 average cobalt reference price, the most commonly used benchmark price for the pricing of lower grade cobalt, averaged $32,084 per tonne ($14.55 per pound) for the year, compared with $50,215 per tonne ($22.78 per pound) in 2004 and $21,564 per tonne ($9.78 per pound) in 2003. On March 10, 2006, the Metal Bulletin 99.8 and 99.3 average cobalt reference prices were $30,049 per tonne ($13.63 per pound) and $27,514 per tonne ($12.48 per pound), respectively.
     As indicated in the table of Inco’s price realizations under “Prices – Other Metals” above, Inco’s average realized price for its cobalt deliveries was $32,828 per tonne ($14.89 per pound) in 2005, compared with $46,442 per tonne ($21.07 per pound) in 2004 and $18,846 per tonne ($8.55 per pound) in 2003. Our Goro and Voisey’s Bay projects, in addition to the quantities of nickel projected to be produced by them, are also expected to produce significant quantities of cobalt given the currently estimated quantities of cobalt that are present in the mineral deposits to be mined as part of these projects. We currently estimate that we will produce about 1,100 tonnes of cobalt from Voisey’s Bay nickel concentrates in 2006. The price of cobalt has fluctuated significantly over the past several years. The financial analyses undertaken by Inco in 2004 in support of the substantial planned investment to be made with respect to the Goro project were based upon a long-term price of cobalt of $19.85 per kilogram ($9.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by these two projects, were to be below the long-term prices assumed by us, the expected financial returns from, and expected cash and other unit costs of production after by-product credits for, these projects would be adversely affected.
     Inco also produces sulphuric acid and liquid sulphur dioxide from the sulphur dioxide gases captured as part of its sulphur dioxide (SO2) abatement program at the Ontario operations. We produced a total of 626,000 tonnes of sulphuric acid and liquid sulphur dioxide in 2005, compared with in 676,000 tonnes in 2004 and 473,805 tonnes in 2003. Most of our sulphuric acid production and all of our liquid sulphur dioxide production are sold to Chemtrade Logistics Income Fund, an unaffiliated customer, under long-term contractual arrangements at prices based on prevailing market prices for these products. These products are included in the table of product deliveries under “Deliveries” above.
     Tables showing the Company’s sales, deliveries and average net realized prices of these other primary metals and related products are shown under “Sales”, “Deliveries” and “Prices – Other Metals” above.
     Mining and Production
          General
     Based on publicly available information and our own studies and analysis, we believe that, relative to other nickel producers, we are a low-cost producer of nickel. Since low-cost operations are essential in the highly competitive global nickel business, one of our key strategic objectives is to become the world’s lowest-cost and most profitable producer of nickel. A number of favourable factors, as described below, generally contribute to our current cost structure, with the contribution of each factor varying from year to year. We and a number of other nickel producers continued in 2005 to experience some of the same cost pressures we did in 2004, including higher energy costs and the impact of the strengthening of the Canadian dollar and certain other currencies in which some or all of their costs of production are incurred relative to the U.S. dollar, the currency in which at least some of their revenue is received.
     Our estimated ore reserves include both sulphide and laterite nickel deposits which are the two main types of nickel deposits found in the world. Sulphide deposits currently account for about 30 per cent of the world’s estimated nickel resources and are found in bedrock, often deep below the surface, which generally makes them more costly to mine than laterite deposits. Sulphide deposits commonly contain copper, precious metals and cobalt in addition to nickel. Laterite deposits, which currently account for the remaining approximately 70 per cent of the world’s estimated nickel resources, occur as either “wet” laterites or “dry” laterites. Wet laterites are found in tropical areas where heavy rainfall combined with suitable landforms have resulted in the concentration of nickel through a process of surface weathering and leaching action. Currently, wet laterites may be processed by using either smelting or acid leaching technology, depending on the characteristics of the particular deposit. Dry laterites, such as those found in Australia, may be processed only by using acid leaching technology due to their mineralogy and their generally lower nickel content compared with wet laterites. Laterite deposits are found at or near the surface and are therefore usually amenable to low-cost surface mining. Cobalt is also usually present in these deposits.
     We have large sulphide orebodies with satisfactory ore grades and metallurgical properties principally at our Ontario operations and at the Voisey’s Bay project and certain sulphide orebodies with generally declining ore grades at our Manitoba operations, and large lateritic orebodies with satisfactory ore grades and metallurgical properties at our operations in Indonesia. In addition to nickel, we recover significant quantities of precious metals from our Ontario ores and significant quantities of copper and cobalt from our Ontario ores and, beginning in 2006, from our Voisey’s Bay ores. The relative economic advantages of our Canadian sulphide ores are offset, to some degree, by the higher mining costs for sulphide ores relative to lateritic ores and by higher costs of doing business in Canada relative to some other nickel-producing countries. Our unit costs of production also generally benefit from economies of scale attributable to our large, integrated mining and processing facilities and from the use of bulk mining methods and automated mining equipment and other productivity improvements implemented in recent years in all areas of our business.
     Energy costs are a significant component of production costs in the nickel industry since nickel production is very energy- intensive, especially with respect to costs of processing lateritic ores such as those processed at our PT Inco operations. Energy requirements for production from our Canadian sulphide ores are generally only about one-fifth of the energy required to process lateritic ores. In addition, low-cost energy is available from our hydroelectric facilities in Ontario and at PT Inco’s lateritic mining operations in Indonesia, and from purchased hydroelectric power at our Manitoba operations.
     In 2005, our hydroelectric facilities in Ontario generated approximately 14 per cent of our Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating facility at Larona together with its 93-megawatt hydroelectric generating facility at Balambano generated virtually all of PT Inco’s 2005 electricity requirements. The Balambano facility continued to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. In 2005, energy costs at our Ontario and Manitoba operations were approximately 14 per cent of their total cash production costs, compared with 43 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 47 per cent in 2005, 53 per cent in 2004 and 51 per cent in 2003 relative to the energy costs that would have been incurred by PT Inco if its operations were dependent on fuel oil as the sole source to meet its energy requirements.

     Our Ontario operations benefit significantly, and our Manitoba operations benefit to a minor extent, from the copper, precious metals and cobalt produced in association with nickel. In 2005, our Ontario ores accounted for approximately 92 per cent of our copper production, 90 per cent of our by-product PGMs production and 57 per cent of our by-product cobalt production, with one per cent of our copper production, five per cent of our by-product platinum-group metals production and 19 per cent of our cobalt by-product production derived from our Manitoba ores. We also produce nickel, copper, cobalt and precious metals from purchased materials. Precious metals have relatively high selling values compared with our processing costs for these metals. Inco’s accounting and financial reporting practice is to include revenues from deliveries of copper, precious metals and cobalt in net sales and to include costs of recovering such metals in cost of sales. Copper is considered to be a joint product with nickel and, as such, its production costs include an allocation of mining costs plus its identifiable concentrating, smelting and refining costs; precious metals and cobalt are considered to be by-products and, as such, their production costs include no allocation of mining, concentrating and smelting costs, but do include their identifiable upgrading and refining costs.
     Inco’s nickel production decreased by seven per cent to 220,727 tonnes in 2005, compared with 236,817 tonnes in 2004, the year in which we experienced the highest annual production in our history. The decrease in nickel production was primarily due to a longer than planned major maintenance shutdown at our Ontario operations and a slower ramp-up after that shutdown caused, in turn, by a number of factors. These factors included labour productivity problems involving one contractor on the work undertaken during the shutdown, an increase in the scope of certain work undertaken as a result of the shutdown, the need to repair unanticipated leaks relating to the expansion of the acid plant at these operations and a fire in one of the dust capture bag houses. In addition, we had a longer than usual major maintenance shutdown at our Manitoba operations during the third quarter which was necessary to prepare those operations for the arrival of Voisey’s Bay nickel concentrates late in the fourth quarter of 2005 and the processing of the additional cobalt contained in such concentrates and to have the ability to operate with a single furnace. In 2004, nickel production increased by 27 per cent, compared with 187,173 tonnes in 2003, primarily reflecting higher production at our Canadian and U.K. operations compared with 2003 when the three-month strike at our Ontario operations that began on June 1, 2003 and a difficult ramp-up of operations in September 2003 following the strike negatively affected production. Production of finished nickel from Canadian ores and purchased material processed in Canada totalled 145,036 tonnes in 2005, compared with 161,730 tonnes in 2004 and 120,479 tonnes in 2003. Additional nickel and copper production statistics for our primary metals operations are shown in the tables under “Concentrating, Smelting and Refining” below. For a discussion of PT Inco’s operating rates and estimated ore reserves, see “PT International Nickel Indonesia Tbk – Operations” below.
     Our 2006 nickel production, including material toll smelted and refined by third parties, is currently expected to be approximately 256,000 tonnes, up from the 220,727 tonnes level in 2005. The increase in production is primarily due to finished nickel products produced from our Voisey’s Bay nickel concentrates at our Canadian operations and to the toll smelting and refining arrangements covering purchased intermediates with certain third parties as noted below. We expect our purchases of nickel intermediates processed through our Canadian operations to decrease by 45 per cent from 2005 levels to approximately 15,400 tonnes in 2006. Finished copper production for 2006, including anodes production, is currently expected to be approximately 124,700 tonnes compared to 125,595 tonnes in 2005. Production of copper in concentrate at Voisey’s Bay is currently expected to be approximately 29,500 tonnes compared with 4,406 tonnes of copper in concentrate in 2005. Total production of PGMs is expected to be 400,000 troy ounces for 2006.
     Since 2002, as mine production at our Manitoba operations transitioned from Thompson Mine to the lower-grade Birchtree Mine, we have experienced lower mine production. We have relied upon the availability of purchased nickel intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level. With the availability of Voisey’s Bay nickel concentrates for processing at our Manitoba operations, these operations are expected to produce finished nickel products at or above the 45,000 tonne annual level over at least the 2006 – 2011 period. In August 2005, we announced plans to develop the 1D Lower orebody at Thompson Mine. Work has commenced on the development of the 1D Lower orebody, which would increase the availability of local concentrates and, assuming the current diamond drilling program covering this orebody for lateral and deeper extensions is successful, would provide a platform for ongoing production once Voisey’s Bay concentrates are no longer supplied to Manitoba. The cost to develop the 1D Lower orebody is approximately $34 million and production is expected to begin in 2008.
     Starting in early 2006, we will be relying on our Voisey’s Bay nickel concentrates to maintain production at or near capacity at our Manitoba and Ontario operations. If our Voisey’s Bay operations experience problems in producing or shipping to Sudbury or Thompson its nickel concentrates, these events would have an adverse effect on our ability to produce and sell the nickel products we plan to produce in 2006 and would adversely affect our results of operations, financial condition, profitability and cash flows.
     We have contracts with two Australian suppliers of purchased nickel intermediates which we have been using to maintain production principally at our Manitoba operations and, to a lesser extent, at our Ontario operations. Under these arrangements, these producers are currently expected to provide an aggregate of about 53,000 tonnes of nickel in concentrate over the 2006 – 2009 period. In late 2005 and early 2006 we entered into contracts with subsidiaries of Boliden AB and OM Group, Inc. to toll smelt and refine some of these quantities of concentrates at their respective smelting and refining operations in Finland for three-year terms expiring in mid-2009. The purpose of these arrangements is to enable us to increase production from our own Canadian ores.
          Capital Expenditures
     The primary focus of Inco’s capital expenditure programs is to provide its operations with appropriate production capacity for its nickel and other primary metals products and to develop new projects, including the Voisey’s Bay and Goro projects. Capital expenditures totalled $1,168 million in 2005, compared with $876 million in 2004 and $591 million in 2003.
     Cash spent for the Goro project, including capitalized interest, totalled $344 million in 2005, compared with $138 million in 2004 and $249 million in 2003, and for the Voisey’s Bay project, including capitalized interest, totalled $353 million in 2005, compared with $447 million in 2004 and $138 million in 2003. The balance of capital expenditures in each of the three years was directed primarily to the development, maintenance and improvement of new and existing mining operations in Canada and productivity improvements and to meet environmental regulations and similar requirements. We currently estimate that our existing operations require, on an annual basis, on average approximately $230 million of capital expenditures to sustain their operations and to meet current environmental regulations and similar requirements at our currently planned production and/or utilization levels for these operations.
     Our total 2006 capital expenditures for our existing operations and development projects are currently expected to total $1,820 million and, taking into account contributions to be made by the other shareholders in Goro Nickel and receipt of certain government assistance under programs relating to our development projects, we expect our share of this total to be $1,340 million. This estimate includes approximately $1,140 million, including capitalized interest, for the Goro project, $55 million for the Voisey’s Bay project, $60 million for the program to increase production at PT Inco and approximately $80 million for mines development, approximately $120 million for environmental measures, $50 million for discretionary expenditures and approximately $315 million for sustaining capital. Total depreciation, depletion and amortization expenses for our existing operations are currently projected to be $455 million in 2006, including an estimated $175 million in respect of the Voisey’s Bay project. The total capital expenditures for the Goro project will depend on a number of factors, including receipt of all necessary construction and other permits and the continued availability of certain tax-advantaged financing from the French government. For a discussion of the Goro project, see “Goro Nickel S.A.S.” below.
          Mining and Mine Production
     At December 31, 2005, Inco had the following mines in operation in Canada:

Ontario	Manitoba	Voisey’s Bay
Copper Cliff North	Birchtree	Ovoid
Copper Cliff South	Thompson
Creighton (1)
Garson
Gertrude
McCreedy East/Coleman
Stobie

(1)	Excludes Creighton 3 Mine which is located near the main Creighton Mine and accessible by a separate shaft and ramp.
     All of the mines listed above are underground mines except for Gertrude Mine and the Ovoid which are open pit mines. In addition to these operating mines, our Ontario operations include several non-operating mines or mines on standby which contain estimated ore reserves as indicated in the tables “Total Estimated Ore Reserves as of December 31, 2005” and “Total Estimated Ore Reserves as of December 31, 2004” under “Ore Reserves and Mining Rights” below.
     The following maps show the location of the operating mines, non-operating mines, undeveloped properties and processing and other facilities at our Ontario and Manitoba operations and the Voisey’s Bay project.

Ontario Operations
Location of Operating Mines, Non-Operating Mines, Undeveloped Properties
and Processing and Other Facilities

Manitoba Operations
Location of Operating Mines, Non-Operating Mines and and Processing and Other Facilities
     For further information on the development projects or undeveloped properties at our Ontario and Manitoba operations, see “Exploration and Mine Development” below.

Voisey’s Bay Project (Initial Phase)
Location of Operating Mines, Concentrator and Other Facilities

     At PT Inco, mining operations were being conducted at the Sorowako and Pomalaa-Antam mining areas at December 31, 2005. For further information, see “PT International Nickel Tbk – General” below.
     The tables below set forth our annual mine production in thousands of tonnes by operating mine (or on an aggregate basis for PT Inco area since it has mining areas rather than mines) and the average percentage grades of certain metals (nickel and copper) for our Ontario operations, our Manitoba operations, our Voisey’s Bay project and PT Inco for 2005, 2004 and 2003. For our Manitoba and Ontario operations and our Voisey’s Bay project, the production and average grades represent the mine product delivered to those operations’ respective processing plants and do not include adjustments due to beneficiation, smelting or refining. The mine production at PT Inco represents the product from PT Inco’s dryer kilns (“Dry Kiln Product”) delivered to PT Inco’s smelting operations and does not include nickel losses due to smelting.
Annual Mine Production
(in thousands of tonnes, except percentages)

		2005	2004	2003
Ontario Operations Operating Mines
Copper Cliff North Mine	Mine production	1,261	1,085	701
	Copper (per cent)	1.32	1.07	1.16
	Nickel (per cent)	1.09	1.04	1.21
Copper Cliff South Mine	Mine production	890	838	769
	Copper (per cent)	1.84	2.45	2.50
	Nickel (per cent)	1.36	1.92	1.80
Creighton Mine	Mine production	988	968	713
	Copper (per cent)	1.62	1.48	1.53
	Nickel (per cent)	2.09	2.06	2.10
Stobie Mine	Mine production	3,018	3,005	2,222
	Copper (per cent)	0.79	0.83	0.83
	Nickel (per cent)	0.86	0.88	0.90
Garson Mine	Mine production	721	610	434
	Copper (per cent)	1.09	1.04	1.10
	Nickel (per cent)	1.67	1.74	1.87
McCreedy East/Coleman Mine	Mine production	1,401	1,210	870
	Copper (per cent)	2.78	3.05	3.57
	Nickel (per cent)	1.68	1.69	1.78
Gertrude Mine	Mine production	474	504	453
	Copper (per cent)	0.31	0.33	0.36
	Nickel (per cent)	0.80	0.95	1.01
Total Ontario Operations	Mine production	8,753	8,220	6,162
	Copper (per cent)	1.38	1.41	1.53
	Nickel (per cent)	1.28	1.33	1.39

Manitoba Operations Operating Mines
Thompson Mine	Mine production	1,323	1,377	1,393
	Nickel (per cent)	2.01	2.10	2.21
Birchtree Mine	Mine production	1,121	962	640
	Nickel (per cent)	1.54	1.64	1.83
Total Manitoba Operations	Mine production	2,444	2,339	2,033
	Nickel (per cent)	1.80	1.91	2.09

Voisey’s Bay Project	Mine production	351	–	–
	Copper (per cent)	1.78	–	–
	Nickel (per cent)	3.44	–	–

		2005	2004	2003
PT Inco Operating Mining Areas
Sorowako Mining Area	Mine production	4,689	4,350	3,891
	Nickel (per cent)	1.84	1.85	1.91
Pomalaa-Antam Mining Area	Mine production	370	–	–
	Nickel (per cent)	2.30	–	–
Total PT Inco	Mine production	5,059	4,350	3,891
	Nickel (per cent)	1.87	1.85	1.91
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
     Inco’s processing facilities in operation during 2005 in the Sudbury area included a concentrator, a combined nickel and copper smelter, matte processing facilities, a nickel refinery, a copper refinery, a silver refinery, a sulphuric acid plant and a sulphur dioxide liquefaction plant. Nickel matte produced in Sudbury is refined in Sudbury and other locations into nickel pellets, nickel powders, UTILITY4 nickel, nickel discs and Nickel Oxide Sinter 755, a product containing approximately 75 per cent nickel. In Thompson, Manitoba, we have a concentrator, a nickel smelter and an electrolytic nickel refinery. Certain nickel products produced in Sudbury and Thompson are finished at Port Colborne, Ontario.
     In May 2005, as discussed above, we announced the closure of our copper refinery in Sudbury based upon a number of factors. Given this decision, all of our copper production in Ontario will be processed into copper anodes beginning in 2006.
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
     Inco’s Ontario operations, Manitoba operations and operations in the United Kingdom form a business unit known as our Canadian and UK Operations. This organization, which was created in 2001, facilitates the sharing of knowledge and helps to optimize the use of certain of our facilities and resources.
     The conversion of nickel ore mined from PT Inco’s laterite deposits in Indonesia into nickel-in-matte requires various processing steps. The ore is first screened at one of five screening stations to reject barren or low-grade boulders. Ore-grade boulders are crushed and added to the screening station product. Large wet ore storage inventories are maintained to feed the processing plant. The ore in storage has a moisture content of between 25 and 35 per cent. In PT Inco’s processing plant, the ore is dried in one of three dryers to reduce the moisture content to about 20 per cent, heated (using a process called calcining) in one of five reduction kilns and smelted in one of four electric furnaces to produce furnace matte containing about 25 to 28 per cent nickel, 8 to 10 per cent sulphur and 60 per cent iron. The molten furnace matte is then charged to one of three batch-refining vessels called Pierce Smith Converters to produce a saleable nickel-in-matte product containing approximately 78 percent nickel, 1.0 to 1.5 per cent cobalt, 18 to 22 per cent sulphur and a maximum of 0.7 per cent iron.
     The following table shows our total production of finished nickel and copper from our primary metals facilities for the five years ended December 31, 2005:

	Finished Nickel and Copper Production
	2005	2004	2003	2002	2001
			(in tonnes)
Nickel	220,727	236,817	187,173	209,728	207,077
Copper	125,595	124,456	91,134	111,787	116,255

[4]	Inco trademark

[5]	Inco trademark

     See “Mining and Production – General” above for information regarding Inco’s expected nickel and copper production for 2006.
     Of the amounts reported in the table above as finished nickel production, the following table shows the amounts of such total finished nickel production from nickel-in-matte produced by PT Inco for the five years ended December 31, 2005:

	Finished Nickel from PT Inco Matte
	2005	2004	2003	2002	2001
			(in tonnes)
Nickel	73,965	75,087	65,704	61,692	61,856
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
     All production facilities at our operations in Ontario, Manitoba, Newfoundland and Labrador, Clydach and Acton are owned by us and are located on property which we own or with respect to which we have contractual rights to acquire ownership or, in the case of the Voisey’s Bay project, are covered by the surface lease referred to under “Our Resources and Mining Rights — Mining and Other Rights — Voisey’s Bay Project” below.
     Permission from the Ontario government is required for the export of intermediate products derived from Ontario ores. Our practice is to meet with government officials prior to the expiration of each of the required export licences to discuss relevant aspects of the export procedure. In December 2005, the Ontario government granted permission for us to continue to export nickel oxide sinter and nickel sulphide matte, as well as nickel sulphate residue, to Clydach until December 31, 2015. During 2005, we refined about 17 per cent of our primary nickel production at our refinery in Clydach from intermediate products derived from our Ontario ores. The Ontario government also granted us permission in December 2005 to continue to export semi-refined PGMs concentrate to our Acton refinery until December 31, 2015. We are not aware of any information or other factors at this time which would indicate that we could not reach agreement with the Province of Ontario on extending these permits for additional periods upon their expiry. The Province of Manitoba currently does not restrict the export of products from our Thompson mines. As discussed under “Ore Reserves and Mining Rights” and “Voisey’s Bay Nickel Company Limited – Arrangements with the Provincial Government” below, there are certain restrictions and limitations relating to the export of intermediate products from the Province of Newfoundland and Labrador.
     Ore Reserves and Mining Rights
          Ore Reserves
     The following tables show, as of December 31, 2005 and 2004, our estimates of our (i) proven ore reserves, (ii) probable ore reserves, and (iii) the aggregate of proven and probable ore reserves at our operating mines, non-operating mines, undeveloped properties and development projects at our Ontario operations, our Manitoba operations, our Voisey’s Bay project in the Province of Newfoundland and Labrador which began commercial production in 2005, PT Inco in Indonesia and our Goro project in New Caledonia and the estimated respective average nickel, copper, cobalt, platinum, palladium and gold metal grades, where significant, of each such total amount as of the end of the periods indicated. Ore reserve estimates referred to under “Exploration and Mine Development” below or elsewhere in this Report are included in these tables.

Total Estimated Ore Reserves as of December 31, 2005
(in millions of tonnes (Mt) except as indicated) (1)(2)(3)(7)(8)

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
ONTARIO OPERATIONS(4)(6)
Operating Mines	Proven	69	1.22	1.32	0.04	0.6	0.7	0.2
	Probable	42	1.30	1.71	0.03	1.1	1.1	0.4
	Total/Average	111	1.25	1.47	0.04	0.8	0.8	0.3

Non-Operating Mines	Proven	–	–	–	–	–	–	–
	Probable	48	1.13	0.98	0.04	0.7	0.8	0.3
	Total/Average	48	1.12	0.98	0.04	0.7	0.8	0.3

Undeveloped Properties	Proven	1	1.09	0.50	0.03	0.1	0.1	–
	Probable	3	1.41	0.97	0.05	0.5	0.3	0.1
	Total/Average	4	1.38	0.93	0.05	0.4	0.3	0.1

Total	Proven	69	1.22	1.32	0.04	0.6	0.7	0.2
	Probable	94	1.22	1.31	0.04	0.9	0.9	0.3
	Total/Average	163	1.22	1.31	0.04	0.8	0.8	0.3

MANITOBA OPERATIONS(4)(6)
Operating Mines	Proven	14	1.94	0.13	–	–	–	–
	Probable	11	1.86	0.12	–	–	–	–
	Total/Average	25	1.90	0.13	–	–	–	–

PT INCO(5)(6)
Mining Areas	Proven	59	1.80	–	–	–	–	–
	Probable	88	1.81	–	–	–	–	–
	Total/Average	147	1.80	–	–	–	–	–

VOISEY’S BAY PROJECT(4)(6)
Operating Mine	Proven	29	2.99	1.73	0.15	–	–	–
	Probable	3	0.64	0.37	0.03	–	–	–
	Total/Average	32	2.75	1.59	0.14	–	–	–

GORO PROJECT(5)(6)
Development Property	Proven	96	1.34	–	0.12	–	–	–
	Probable	24	2.01	–	0.09	–	–	–
	Total/Average	120	1.48	–	0.11	–	–	–

Total Estimated Ore Reserves as of December 31, 2004
(in millions of tonnes (Mt) except as indicated) (1)(2)(3)(7)(8)

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
ONTARIO OPERATIONS (4)(6)
Operating Mines	Proven	70	1.24	1.34	0.04	0.65	0.71	0.24
	Probable	59	1.35	1.59	0.03	1.02	1.13	0.39
	Total/Average	129	1.29	1.46	0.04	0.82	0.91	0.32

Non-Operating Mines	Proven	–	–	–	–	–	–	–
	Probable	44	1.09	0.87	0.04	0.52	0.52	0.20
	Total/Average	44	1.09	0.87	0.04	0.52	0.52	0.20

Undeveloped Properties	Proven	1	1.09	0.50	0.03	0.10	0.10	0.03
	Probable	3	1.41	0.97	0.05	0.45	0.34	0.07
	Total/Average	4	1.38	0.93	0.05	0.41	0.32	0.07

Total	Proven	71	1.24	1.34	0.04	0.65	0.72	0.24
	Probable	106	1.24	1.28	0.04	0.79	0.86	0.31
	Total/Average	177	1.24	1.30	0.04	0.72	0.79	0.27

MANITOBA OPERATIONS (4)(6)
Operating Mines	Proven	14	2.08	0.14	–	–	–	–
	Probable	13	2.13	0.14	–	–	–	–
	Total/Average	27	2.10	0.14	–	–	–	–

PT INCO (5)(6)
Mining Areas	Proven	88	1.84	–	–	–	–	–
	Probable	20	1.81	–	–	–	–	–
	Total/Average	108	1.83	–	–	–	–	–

VOISEY’S BAY PROJECT (4)(6)
Development Property	Proven	29	3.05	1.77	0.15	–	–	–
	Probable	3	0.76	0.45	0.04	–	–	–
	Total/Average	32	2.82	1.54	0.14	–	–	–

GORO PROJECT (5)(6)
Development Property	Proven	73	1.39	–	0.13	–	–	–
	Probable	22	2.01	–	0.09	–	–	–
	Total/Average	95	1.53	–	0.12	–	–	–

(1)	Estimated ore reserves represent, in accordance with applicable rules and regulations of the SEC, including the definitions thereunder, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven ore reserves are reserves for which (i) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable ore reserves are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven ore reserves, is high enough to assume continuity between points of observation. For the purposes of the SEC’s rules and regulations, the ore reserves at our Ontario and Manitoba operations’ operating mines are estimated based upon, among other factors, operating costs, and the ore reserves at such operations’ non-operating mines are estimated based on, among other factors, mining costs derived from certain mining feasibility studies.

(2)	The Company, in accordance with applicable Canadian securities regulatory requirements, also estimates its mineral reserves (as well as mineral resources as discussed on the following pages) in compliance with the definitions under the CIM Standards on Mineral Resources and Reserves Definitions and Guidelines adopted by the CIM Council of the Canadian Institute of Mining, Metallurgy and Petroleum in November 2004 (the “CIM Guidelines”). If the reserve numbers in the tables above estimated as of year-end 2005 and 2004 were prepared in accordance with such definitions for “mineral reserve”, “probable mineral reserve” and “proven mineral reserve” in the CIM Guidelines, there would be no substantive difference in such estimates from the total estimates for proven and probable ore reserves in the tables above or with respect to the other reserve estimates set forth elsewhere in this Report. For the purposes of the CIM Guidelines, the Ontario and Manitoba operations’ ore reserves at their operating mines are estimated based on, among other factors, operating costs, and the ore reserves estimates at such operations’ non-operating mines are based on, among other factors, mining costs derived from certain mining feasibility studies. Our total ore reserve estimates are based on a number of assumptions such as mining methods, production and other costs, metal recovery rates and ore recovery dilution factors.

We develop our business plans using a time horizon that reflects our view of long-term metals prices over the relevant historical cycle for each metal we produce and other key long-term assumptions. We also use these long-term metals prices and other key assumptions in preparing our ore reserve estimates. These long-term metals prices and other key assumptions are different (in some cases materially different) than the latest three-year averages for the metals we produce and relevant exchange rates. We used the following long-term metals prices and other assumptions as of year-end 2005 and 2004 for our business plans and ore reserve estimates; nickel at $3.50 per pound (LME cash nickel price), with adjustments made for the premiums on special products realized in our Ontario and Manitoba operations and discounts for the matte product at PT Inco and the planned nickel oxide product to be produced at the Goro project; copper at $0.90 per pound; cobalt at $9.00 per pound for cobalt metal with adjustments made for other cobalt products; platinum at $550 per troy ounce; palladium at $200 per troy ounce; and gold at $275 per troy ounce; with respect to currencies, a long-term average of the U.S. dollar-Canadian dollar exchange rate of $1.00 = $1.39, and a long-term average of the U.S. dollar-Indonesian rupiah (Rp) exchange rate of $1.00 to 10,000 Rp. The following represent the approximately three-year averages for the period from January 1, 2003 to September 30, 2005 for these same metals prices and exchange rates; nickel at $5.78 per pound LME cash nickel price, with adjustments made for the premiums on speciality products realized in our Ontario and Manitoba operations, and discounts for the matte product produced at PT Inco and the planned nickel oxide product to be produced at the Goro project; copper at $1.20 per pound; cobalt at $14.95 per pound for cobalt metal with adjustments made for other cobalt products; platinum at $784 per troy ounce; palladium at $207 per troy ounce; and gold at $400 per troy ounce; and with respect to currencies, the latest three-year average U.S. dollar-Canadian dollar exchange rate of $1.00 = Cdn. $1.32 and the latest three-year average U.S. dollar-Indonesian rupiah (Rp) exchange rate of $1.00 = Rp. 8,969. For the period from January 1, 2002 to November 30, 2004 the averages for these same metals prices and exchange rates were as follows: nickel at $4.56 per pound (LME cash nickel price), with adjustments made for the premiums on speciality products realized in our Ontario and Manitoba operations, and discounts for the matte product produced at PT Inco and the planned nickel oxide product to be produced at the Goro project; copper at $0.95 per pound; cobalt at $12.07 per pound for cobalt metal with adjustments made for other cobalt products; platinum at $679 per troy ounce; palladium at $256 per troy ounce; and gold at $358 per troy ounce; and with respect to currencies, the latest three-year average U.S. dollar-Canadian dollar exchange rate of $1.00 = Cdn. $1.43 and the latest three-year average U.S. Dollar-Indonesian rupiah (Rp) exchange rate of $1.00 = Rp. 8,934. If these approximately three-year averages were used, as applicable, for our ore reserve estimates as of year-end 2005 and 2004, respectively, these estimates as of year-end 2005 and 2004 would not change to any significant degree given the nature of the mineralization in our deposits and the relative importance of a number of other factors that are used in developing our reserve estimates for these applicable periods.

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

In accordance with applicable Canadian securities regulatory requirements, including the recently revised National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. S. Nicholas Sheard, Vice-President of Exploration, Dr. Olivier Tavchandjian, Principal Geologist, Mineral Reserves and Mineral Resources, and Dr. Lawrence B. Cochrane, Director of Mines Exploration, each as a qualified person within the meaning of such National Instrument (which means generally an individual with relevant experience as an engineer or geoscientist who is also a member in good standing of a recognized engineering or similar professional association) indirectly supervised the preparation of the ore reserves estimates as of December 31, 2005 and 2004 and other information set forth in the above tables relating to 2005 and 2004 and each has, in accordance with the requirements of such National Instrument, conducted either directly by himself or indirectly through employees of the Company reporting directly or indirectly to him, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying such data. Each of Mr. Sheard, Dr. Tavchandjian and Dr. Cochrane, as well as the responsible persons described above and other staff of the Company involved in the process of developing these estimates, also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon recognized sampling, analytical testing, modeling and other procedures in the mining industry.

(4)	The ore reserve estimates for the Ontario and Manitoba operations and the Voisey’s Bay project are of in-place material after adjustments for mining dilution and mining recovery. No adjustments have been made to these estimates for metal losses due to processing (beneficiation, smelting and refining at the Ontario and Manitoba operations and beneficiation at the Voisey’s Bay project). For the Ontario operations, the average metal recoveries after processing in 2005 were as follows: nickel – 76.4 per cent, copper – 89.3 per cent, platinum – 74.0 per cent, palladium – 76.2 per cent and gold – 66.1 per cent. For the Manitoba operations, the average metal recoveries after processing in 2005 were as follows: nickel – 85.1 per cent, copper – 82.6 per cent and cobalt – 42.8 per cent. For 2004, the average metal recoveries after processing at our Ontario operations were as follows: nickel – 76.6 per cent, copper – 90.0 per cent, platinum – 75.1 per cent, palladium – 77.1 per cent and gold – 68.2 per cent and at the Manitoba operations were as follows: nickel – 86.3 per cent, copper – 84.3 per cent and cobalt – 41.8 per cent. The metal recoveries for each operating mine, non-operating mine and undeveloped property vary depending on the metal grades and mineralogy for each mine or undeveloped property. In addition, the metal recoveries at both the Ontario and Manitoba operations vary depending on the nature and quantity of concentrates acquired from external sources. Overall metals recoveries for the Voisey’s Bay project are expected to be 82 per cent for nickel, 94 per cent for copper, and 39 per cent for cobalt. The Voisey’s Bay metal recoveries include beneficiation which was determined from extensive pilot plant tests. Smelting and refinery recoveries are estimated from actual recoveries at the Ontario and Manitoba operations, given that the Voisey’s Bay nickel-containing concentrates planned to be produced over the 2006-2011 period are to be processed at these operations. The realized metal recoveries in each zone may vary depending on the metal grades and the mineralogy of the ore in each zone.

(5)	The ore reserve estimates for PT Inco’s Sorowako mining area represent Dry Kiln Product. The estimated ore reserves for the Sorowako mining area include factors for dilution and ore losses due to mining and screening recovery during ore preparation. The estimated ore reserves do not include nickel losses due to smelting. The average nickel recovery after processing used for PT Inco’s 2005 and 2004 ore reserve estimate was 90.0 per cent. The estimated Pomalaa mining area ore reserves of 1.8 million tonnes grading 2.30 per cent nickel are included in PT Inco’s estimated total proven ore reserves. For the Goro project, the ore reserve estimates include factors for dilution due to mining and for ore losses due to mining recovery and screening recovery during feed preparation. The ore reserve is estimated using a screened fraction recovered of minus 50 millimetres. The ore reserve estimates do not include the nickel or cobalt losses due to processing. The planned processing recoveries for the Goro project are anticipated to be 93.0 per cent for nickel and 90.0 per cent for cobalt.

(6)	At the Ontario operations, the drill-spacing for the estimated ore reserves classified as proven ranges from 30 metres by 46 metres to 15 metres by 23 metres, averaging 23 metres by 34 metres. The drill-spacing for the estimated ore reserves classified as probable ranges from 61 metres by 91 metres to 30 metres by 61 metres, averaging 46 metres by 76 metres. The classifications are also dependent on the mining method and mining selectivity. At the Manitoba operations, the drill-spacing for the estimated ore reserves classified as proven ranges from 15 metres by 18 metres to 12 metres by 12 metres, averaging 14 metres by 15 metres. The drill-spacing for the estimated ore reserves classified as probable ranges from 30 metres by 30 metres to 61 metres by 61 metres, averaging 45 metres by 45 metres. The classifications are also dependent on the mining method and mining selectivity. For the Voisey’s Bay project, the drill-spacing for the estimated ore reserves classified as proven averages 50 metres by 25 metres and the drill-spacing for the estimated ore reserves classified as probable averages 50 metres by 50 metres. For the 2005 ore reserve estimates of PT Inco, the drill-spacing requirements were revised based on recent drill-spacing reconciliation studies conducted by PT Inco and our Inco Technical Services Limited unit and confirmed by external consultants. The drill-spacing for the estimated ore reserves classified as proven are 50 metres by 50 metres and the drill-spacing for the estimated ore reserves classified as probable are 100 metres by 100 metres. The drill-spacing for the estimated ore reserves classified as proven for the PT Inco 2004 ore reserve estimates ranged from 50 metres by 100 metres to 50 metres by 50 metres, whereas the drill-spacing for the estimated ore reserves classified as probable ranged from 150 metres by 150 metres to 100 metres by 100 metres. The total ore reserve tonnage and grade remain essentially the same, with about 44 million tonnes of proven ore reserves having been reclassified to probable ore reserves. This reclassification does not affect the mining plan. At the PT Inco Pomalaa mining area, where more selective mining is conducted with smaller equipment than at the Sorowako mining area, the drill-spacing for the ore reserves classified as proven is 25 metres by 25 metres. For the Goro project, the average drill-spacing for the estimated ore reserves classified as proven is 100 metres by 100 metres and 100 metres by 200 metres for the estimated ore reserves classified as probable.

(7)	All estimated proven and probable ore reserves referred to in this Report, including the estimates referred to under “Exploration and Mine Development” below, are included in the tables above.

(8)	The estimates shown in the above tables may reflect rounding differences and, accordingly, may not be consistent with certain of the subtotal or total numbers shown. Certain corrections have been made to grades for 2004.
     At our Ontario operations, the estimated combined proven and probable ore reserves declined from 2004 to 2005 by 14 million tonnes, from 177 million tonnes to 163 million tonnes. The decrease was primarily due to mining (8.7 million tonnes) and the reclassification of certain estimated ore reserves to mineral resources at the Victor project and Stobie Mine.
     At our Manitoba operations, the estimated combined proven and probable ore reserves declined from 2004 to 2005 by two million tonnes, from 27 million tonnes to 25 million tonnes, and the nickel grade declined. These reductions were primarily due to mining (2.4 million tonnes) and certain re-evaluations undertaken at each mine. These changes included a decrease in the cut-off grade at Birchtree Mine and the re-evaluation of remnants areas together with revisions to the mineral deposit models at Thompson Mine.
     At Voisey’s Bay, the estimated combined proven and probable ore reserves remained unchanged from 2004 to 2005 with a slight decrease in nickel grade. The reduction in grade was due to mining in 2005 and an increase in the mining dilution as a result of a change to a larger block size for mining assessments resulting in reduced selectivity.
     At PT Inco, the estimated combined proven and probable ore reserves increased from 2004 to 2005 by 39 million tonnes, from 108 million tonnes to 147 million tonnes after adjustments for mining estimated at approximately five million tonnes. The additions were from the West Block deposits, based on recent additional core drilling required to meet processing feed plant chemistry constraints, allowing for additional estimated ore reserves to be added from the Petea deposit and additional limonite material from the East Block required for blending. Ore reserves were also added at the Pomalaa mining area as a result of drilling in 2005.
     At Goro, the estimated combined proven and probable ore reserves increased by 25 million tonnes from 2004 to 2005 due to the inclusion of the East Kwe Basin in the mining plan and the addition of medium-grade limonite to meet processing feed plant chemistry constraints. As a result of the addition of more limonite, the ore reserve grade decreased slightly.
     The economic test that we use in establishing ore reserves is performed using a financial model encompassing all operating processes necessary to produce a “saleable product or products” at each operation or project. For all the operations and projects, this economic model represents a cash flow evaluation based on the production plan, which demonstrates our “intent to mine”. The production schedule is determined based on a variable cut-off grade and a number of other factors including the nature of deposit mineralization, plant capacities and optimizing the benefit of the capital investment. The economic viability of the ore reserve estimates is based on mining plans or feasibility studies for the operating business units and full feasibility studies for development projects.
     At our Ontario and Manitoba operations, all costs are based upon Inco’s applicable annual operating plan. Processing costs include operating, depreciation and sustaining capital costs and are updated annually to reflect the assumptions for such costs included in Inco’s current annual or longer term (usually five-year) operating plans. Plant overhead costs are also updated annually with plant throughput assumed to remain constant. Corporate costs include selling, general and administration costs, charges for stand-by mines and demolition expenses. Mining costs include operating and mine overhead, capital and transportation expenditures. For our Ontario and Manitoba operations, metal recoveries are calculated from models based on process plant recoveries developed as part of our annual operating plans and the models are updated annually.
     Block modeling and geostatistical interpolation methods are used to derive the ore reserve estimates for over 90 per cent of the ore reserves at our Ontario operations. Conventional (polygonal) methods are used primarily to estimate the ore reserves remaining in pillars for secondary mining assessments. At our Manitoba operations, block models are used and geostatistical interpolation methods are used at Birchtree Mine and portions of Thompson Mine. Conventional estimation methods are used for about 15 per cent of the ore reserve estimates at our Manitoba operations. The mining methods used are generally non-selective and the internal dilution is included in the mining blocks evaluated in developing the estimates.

     For the block models, an estimation method, which we believe represents an appropriate geostatistical approach for the data, is selected and technical checks are incorporated into the modeling process. Reconciliation studies of mined out areas are completed to verify the appropriateness of the estimation methods and the block models are verified and peer reviewed. External auditors have been periodically used to critique the geostatistical techniques we utilize. Standard procedures are used for the polygonal estimation techniques. Sections and plans employing standardized grading and interpretation procedures are used to select the mining method and assign mining lines. Mineral tonnages and metal grades are then estimated and appropriate mineability and dilution rates are applied.
     For the Voisey’s Bay project, the geological interpretation of the Ovoid zone is based on the block modeling of the troctolite unit hosting the mineral. Within this modelling process, two domains of massive sulphide and disseminated mineralization were further defined. The block dimensions used in the block model in 2005 are 10 metres by 10 metres by 7.5 metres vertical. The vertical dimension was increased from five metres in 2005. Geotechnical data derived from core holes drilled in the pit walls were used to design the open pit to mine this zone. Economic evaluations are based on metal recoveries determined from extensive metallurgical testing and operating costs estimated in the Voisey’s Bay project’s March 2003 feasibility study.
     Due to the different economic contributions from each metal, block net smelter royalty (“BNSR”) values have been used instead of a single metal cut-off grade for the open pit definition, production planning and ore reserve estimates. The BNSR calculations assume constant concentrate grades with which to calculate smelting, refining and freight charges. Charges in the BNSR calculation, in addition to smelting, refining, and concentrate shipping charges, include, for the Voisey’s Bay project, a three per cent royalty originally held by Archean Resources Ltd., which royalty interest was transferred in 2003 to a limited partnership created to hold such royalty interest and is currently held by two entities, as discussed under “Mining and Other Rights” below, and an assumed technical/management fee payable to Inco. The life-of-mine schedule uses a cut-off value corresponding to the expected milling costs. All blocks with BNSR values less than the cut-off value were considered as waste. There are no plans for a low-grade stockpile for the Voisey’s Bay project, and, accordingly, no part of the Voisey’s Bay estimated ore reserve is considered stockpile ore.
     At PT Inco, the assumed nickel price used is discounted for the nickel-in-matte product produced by PT Inco (representing the selling price received by PT Inco for its nickel-in-matte product equivalent to a percentage of the LME cash nickel price). Costs are based on annual plant operating costs (including selling, general and administration costs), and current depreciation and amortization expenses (adjusted for any future changes). For 2005, operating and fixed costs were based on PT Inco’s 2006 annual budget plan, after normalizing certain costs for long-term usage and removing certain unusual costs for one-time events (additional pre-stripping, delineation drilling and equipment rentals) and an adjustment for oil prices to a ten-year average. PT Inco’s process plant nickel recovery factor is also based on its annual operating plan and is adjusted each year. Given the nature of PT Inco’s laterite deposits and how they are mined, PT Inco does not have specific operating mines but rather has mining areas. PT Inco from time to time has, however, collectively referred to its Sorowako West Block and East Block areas and the Petea area (shown on the maps under “PT International Nickel Indonesia Tbk” below) as its Sorowako mining area.
     The ore reserves for PT Inco are estimated using block modeling techniques and geostatistical interpolation methods. Standard block sizes are used with different parameters applied to each deposit and in each of the limonite and saprolite layers. Mining volumes were estimated using a minimum ore thickness of two metres and material below cut-off grade was classified as internal waste if it was equal to or less than two metres thick. A minimum of 25 metres by 25 metres lateral extent criteria was used to classify the ore. The mineral volumes were converted to tonnages using appropriate wet tonnage factors. Screening recovery factors based on actual production are applied to convert the run of mine product to equivalent Dry Kiln Product. Mining recovery and dilution were included in the estimation of the ore reserves.
     For the Goro project, the ore reserves were estimated using block modeling based on a 30-metre by 30-metre by one-metre block size. The nickel and cobalt grades, the chemical components and screen recoveries were interpolated for each block for each of the laterite layers using recognized mining industry methods. The specific gravity, moisture content and screen size recoveries of the laterite layers were determined based on data collected during geological and geotechnical drilling campaigns. Grade simulation models, developed from close-spaced drilling, were used to simulate variability in the layers’ thickness and chemistry, that are expected to be encountered during mining, to estimate the ore loss due to mining and mining dilution. A variable nickel cut-off grade was used to estimate the ore reserves. These variable cut-off grades replaced the cut-off grade of 1.20 per cent nickel used prior to 2005 to accommodate variations in the chemical composition of the feed material for the processing plant. The cut-off grade provides a plant feed that meets the required chemistry of the blended material delivered to the process plant to provide the planned nickel and cobalt production. The cut-off grade was applied in the limonitic layer only and all material located below that cut-off horizon are planned to be mined in bulk, without mining selectivity applied, until bedrock is reached. Both low-grade limonite stockpiles and high-grade saprolite stockpiles are planned.

     The key processes for developing Inco’s ore reserve estimates have since 2003 been enhanced to include more formalized senior management review and approval of such processes and the preparation of such estimates. These processes have involved, as discussed in Note 3 to the tables entitled “Total Estimated Ore Reserves as of December 31, 2005” and “Total Estimated Ore Reserves as of December 31, 2004” above, key technical personnel at each of the principal operating units or locations, our corporate technical group, including our corporate exploration personnel, as well as senior management, and have been enhanced as part of the objective of recognizing ore reserve estimating as a core business process. In addition to internal audits of the processes utilized and the estimates themselves, we have also retained external auditing firms to review such processes and estimates. In 2005, an external audit was conducted on the ore reserve estimates at PT Inco’s Sorowako mining area. This audit resulted in the reclassification of certain proven ore reserves as probable ore reserves. In 2004, external audits were conducted on the ore reserve estimates at Creighton Mine in Ontario and Birchtree Mine in Manitoba. None of these audits found any material issues with respect to the audited ore reserve estimates.
          Mineral Resources
     As indicated below, we are including estimated mineral resources as of December 31, 2005 and 2004 in this Report. Historically, we have not included mineral resources information in our Annual Report on Form 10-K, but we have elected to do so in this Report based on the principles of the multi-jurisdictional disclosure system between Canada and the United States. As indicated, we have used certain terms, such as “mineral resources” and “measured”, “indicated”, and “inferred” “mineral resources”, that SEC guidelines normally strictly prohibit U.S. registered companies from including in their filings with the SEC. These terms are defined in Note (1) to the tables below. Mineral resource estimates as reported are determined in accordance with applicable Canadian requirements and are in addition to the estimated ore reserves and do not include diluting material and allowances for losses that may occur when the material is mined. Cut-off values or grades and other shape and physical criteria, as applicable, for such estimated mineral resources are based upon cost estimates appropriate to the proposed mining and processing methods. Costs are derived on the same basis as those used to determine the cut-off values or grades and other criteria as applicable for the ore reserve estimates at each operation or development project except for mine capital costs. The cut-off values or grades and other criteria, as applicable, may change with additional data and economic evaluations.
     Cautionary note to U.S. investors – We use the terms “mineral resources” and “measured” and “indicated” “mineral resources”. U.S. investors should be aware that, while these terms are recognized under applicable Canadian regulations, the SEC does not recognize them. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves. We also use the term “inferred mineral resources”. U.S. investors should be aware that, while this term is also recognized under applicable Canadian regulations, the SEC does not recognize it. Inferred mineral resources have a greater amount of uncertainty as to their existence, and great uncertainty with respect to their economic feasibility. It should not be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. While the SEC generally permits registered U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce, it does permit companies subject to the multi-jurisdictional disclosure system between Canada and the United States, such as Inco to disclose, on a voluntary basis, in their Form 10-K or other Annual Reports filed with the SEC, their estimated mineral resources.
     The following tables show, as of December 31, 2005 and 2004, our estimates of our (i) measured mineral resources, (ii) indicated mineral resources, (iii) the aggregate of measured and indicated mineral resources and (iv) inferred mineral resources at our operating mines, non-operating mines, undeveloped properties and development projects at our Ontario operations, our Manitoba operations, the Voisey’s Bay project in the Province of Newfoundland and Labrador, PT Inco in Indonesia and the Goro project in New Caledonia and the estimated respective average nickel, copper, cobalt, platinum, palladium and gold metal grades, where significant, of each such total amount as of the end of the periods indicated.

Total Estimated Mineral Resources(1)(3) as of December 31, 2005
(in millions of tonnes (Mt) except as indicated)

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
ONTARIO OPERATIONS
Operating Mines	Measured	11	1.20	1.09	0.05	0.6	0.7	0.3
	Indicated	18	1.42	1.63	0.05	0.9	1.1	0.4
	Total/Average	29	1.34	1.43	0.05	0.8	1.0	0.3

	Inferred(2)	23	1.9	1.8	0.04	1.2	1.4	0.5

Non-Operating Mines	Measured	–	–	–	–	–	–	–
	Indicated	13	1.45	0.54	0.05	0.2	0.2	–
	Total/Average	13	1.45	0.54	0.05	0.2	0.2	–

	Inferred(2)	13	1.6	3.2	0.03	1.5	1.5	0.5

Undeveloped Properties	Measured	0.4	1.03	0.35	0.05	–	–	–
	Indicated	4.3	1.16	0.89	0.05	0.6	1.2	0.2
	Total/Average	5	1.15	0.85	0.05	0.5	1.1	0.2

	Inferred(2)	12	1.6	0.9	0.02	0.5	0.7	0.1

Total	Measured	11	1.19	1.07	0.05	0.7	0.7	0.2
	Indicated	36	1.40	1.14	0.05	0.6	0.8	0.2
	Total/Average	47	1.36	1.12	0.05	0.6	0.8	0.2

MANITOBA OPERATIONS
Operating Mines	Measured	1	1.94	0.12	–	–	–	–
	Indicated	3	2.56	0.15	–	–	–	–
	Total/Average	4	2.41	0.14	–	–	–	–

	Inferred(2)	6	1.8	0.1	–	–	–	–

Non-Operating Mines	Measured	–	–	–	–	–	–	–
	Indicated	–	–	–	–	–	–	–
	Total/Average	–	–	–	–	–	–	–

	Inferred(2)	24	0.8	0.1	–	–	–	–

Total	Measured	1	1.94	0.12	–	–	–	–
	Indicated	3	2.56	0.15	–	–	–	–
	Total/Average	4	2.41	0.14	–	–	–	–

PT INCO
Mining Areas	Measured	0.4	1.85	–	–	–	–	–
	Indicated	0.5	1.7	–	–	–	–	–
	Total/Average	1	1.8	–	–	–	–	–

	Inferred(2)	2	1.9	–	–	–	–	–

Undeveloped Properties	Measured	–	–	–	–	–	–	–
	Indicated	27	1.67	–	–	–	–	–
	Total/Average	27	1.67	–	–	–	–	–

	Inferred(2)	319	1.7	–	–	–	–	–

Total	Measured	0.4	1.85	–	–	–	–	–
	Indicated	28	1.67	–	–	–	–	–
	Total/Average	28	1.65	–	–	–	–	–

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
VOISEY’S BAY PROJECT
Undeveloped Properties	Measured	–	–	–	–	–	–	–
	Indicated	40	1.89	0.9	0.12	–	–	–
	Total/Average	40	1.89	0.9	0.12	–	–	–

	Inferred(2)	6	2.3	1.0	0.2	–	–	–

GORO PROJECT
Development Property	Measured	39	1.31	–	0.12	–	–	–
	Indicated	36	1.68	–	0.12	–	–	–
	Total/Average	75	1.49	–	0.12	–	–	–

	Inferred(2)	128	1.7	–	0.1	–	–	–
Total Estimated Mineral Resources(1)(3) as of December 31, 2004
(in millions of tonnes (Mt) except as indicated)

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
ONTARIO OPERATIONS
Operating Mines	Measured	18	1.36	1.24	0.05	0.7	0.7	0.3
	Indicated	6	1.13	2.49	0.04	1.4	2.3	0.7
	Total/Average	24	1.30	1.57	0.05	0.9	1.1	0.4

	Inferred(2)	19	2.1	1.9	0.05	1.3	1.5	0.5

Non-Operating Mines	Measured	–	–	–	–	–	–	–
	Indicated	17	1.38	0.55	0.05	0.2	0.2	0.1
	Total/Average	17	1.38	0.55	0.05	0.2	0.2	0.1

	Inferred(2)	7	1.8	5.8	0.01	2.7	2.7	0.9

Undeveloped Properties	Measured	–	–	–	–	–	–	–
	Indicated	4	1.21	0.64	0.04	0.4	0.5	0.1
	Total/Average	4	1.21	0.64	0.04	0.4	0.5	0.1

	Inferred(2)	12	1.6	0.9	0.02	0.5	0.6	0.1

Total	Measured	18	1.36	1.24	0.05	0.7	0.7	0.3
	Indicated	27	1.30	1.02	0.04	0.5	0.7	0.2
	Total/Average	45	1.33	1.11	0.05	0.6	0.7	0.2

MANITOBA OPERATIONS
Operating Mines	Measured	2	2.57	0.16	–	–	–	–
	Indicated	2	2.3	0.14	–	–	–	–
	Total/Average	4	2.42	0.15	–	–	–	–

	Inferred(2)	3	1.8	0.1	–	–	–	–

Non-Operating Mines	Measured	–	–	–	–	–	–	–
	Indicated	–	–	–	–	–	–	–
	Total/Average	–	–	–	–	–	–	–

	Inferred(2)	–	–	–	–	–	–	–

Total	Measured	2	2.57	0.16	–	–	–	–
	Indicated	2	2.30	0.14	–	–	–	–
	Total/Average	4	2.42	0.15	–	–	–	–

						Platinum	Palladium	Gold
		Quantity	Nickel	Copper	Cobalt	(grams/	(grams/	(grams/
	Class	(Mt)	(per cent)	(per cent)	(per cent)	tonne)	tonne)	tonne)
PT INCO
Mining Areas	Measured	1	1.71	–	–	–	–	–
	Indicated	32	1.80	–	–	–	–	–
	Total/Average	33	1.80	–	–	–	–	–

	Inferred(2)	2	1.7	–	–	–	–	–

Undeveloped Properties	Measured	2.5	2.3	–	–	–	–	–
	Indicated	74	1.66	–	–	–	–	–
	Total/Average	76	1.68	–	–	–	–	–

	Inferred(2)	319	1.7	–	–	–	–	–

Total	Measured	4	2.10	–	–	–	–	–
	Indicated	106	1.70	–	–	–	–	–
	Total/Average	110	1.72	–	–	–	–	–

VOISEY’S BAY PROJECT
Undeveloped Properties	Measured	–	–	–	–	–	–	–
	Indicated	50	1.66	0.78	0.1	–	–	–
	Total/Average	50	1.66	0.78	0.1	–	–	–

	Inferred(2)	12	1.7	0.7	0.1	–	–	–

GORO PROJECT
Development Property	Measured	29	1.39	–	0.14	–	–	–
	Indicated	26	1.84	–	0.12	–	–	–
	Total/Average	55	1.60	–	0.13	–	–	–

	Inferred(2)	144	1.7	–	0.1	–	–	–

(1)	The following sets forth the definitions that we use for our estimated mineral resources, inferred mineral resources, indicated mineral resources and measured mineral resources.

A “mineral resource” is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. Mineral resources which are not ore reserves do not have demonstrated economic viability.

An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

An “indicated mineral resource” is that part of a mineral resource for which quantity and grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

A “measured mineral resource” is that part of a mineral resource for which quantity and grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

For the purposes of data collection, data verification, geological modeling, block modeling, mineral resource estimation and ore reserve estimation, we apply the CIM Guidelines and “Estimation of Mineral Resources and Reserves – Best Practice Guidelines” (2003) for all our current operations and development projects. Mineral resource estimates as reported are in addition to the estimated ore reserves and do not include diluting material and allowances for losses that may occur when the material is mined. Cut-off values or grade and other shape and physical criteria, as applicable, for such estimated mineral resources are based upon cost estimates appropriate to the proposed mining and processing methods. Costs are derived on the same basis as those used to determine the cut-off values or grades and other criteria as applicable for the estimated ore reserves at each operation or development project except for mine capital costs. The cut-off values or grades and other criteria, as applicable, may change with additional data and economic evaluations.

(2)	Inferred mineral resources have a great amount of uncertainty as to their existence and with respect to their economic feasibility. Investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally mineable.

(3)	For the purpose of estimating and reporting Inco’s mineral resources, all persons preparing and/or reviewing the estimates are designated as responsible persons for internal requirements. As part of our internal processes and procedures in developing these estimates, the role of each such responsible person is to review those key parts of the estimated mineral resources for which such person has the appropriate professional expertise and/or experience, and/or supervisory or management responsibility to ensure that the estimates are reasonable, economically viable and consistent with our production plans and that they are not aware of any environmental, permitting, legal, ownership, taxation, political or social issues that would materially affect the estimates. In accordance with applicable Canadian securities regulatory requirements, including the recently revised National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, Mr. S. Nicholas Sheard, Vice-President of Exploration, Dr. Olivier Tavchandjian, Principal Geologist, Mineral Reserves and Mineral Resources, and Dr. Lawrence B. Cochrane, Director of Mines Exploration, each as a qualified person within the meaning of such National Instrument (which means generally an individual with relevant experience as an engineer or geoscientist who is also a member in good standing of a recognized engineering or similar professional association) indirectly supervised the preparation of the mineral resource estimates as of December 31, 2005 and 2004 and other information set forth in the above tables relating to 2005 and 2004 and each has, in accordance with the requirements of such National Instrument, conducted either directly by himself or indirectly through employees of the Company reporting directly or indirectly to him, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying such data. Each of Mr. Sheard, Dr. Tavchandjian and Dr. Cochrane, as well as the responsible persons described above and other staff of the Company involved in the process of developing these estimates, also periodically check the adequacy of such procedures, systems and processes which are intended to provide sufficient verification of such data based upon recognized sampling, analytical testing, modeling and other procedures in the mining industry.

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
     Ontario Operations
     All operating mines, non-operating mines and undeveloped properties which contain estimated proven and probable ore reserves for our Ontario operations are on lands owned by us, with the exception of a portion of Copper Cliff South Mine (known as Kelly Lake) and a portion of the Victor non-operating mine. These portions of the Copper Cliff South and Victor mines are located on lands with respect to which we currently hold a licence of occupation. In 2004, we applied for a 21-year lease for each of these two areas. We have received the lease for the Victor mine and are awaiting receipt of the lease for Kelly Lake which we believe will be granted on a timely basis.
     In Ontario, we also hold mining rights, surface rights, licences of occupation and mining claims granted to us by the Province of Ontario. Mining rights are rights to exploit and extract minerals on, in or under the land, and surface rights are rights to use the surface of the land. These rights remain in effect so long as we own the land to which these rights apply. We also own a combination of mining and surface rights covering land leased from the Province of Ontario. These leased lands, which include a combination of mining and surface rights, are leased for either 10 or 21 years. Annual rentals are paid to the Province of Ontario to keep the leases in good standing. These leases are renewed for further 10- or 21-year terms as they come up for renewal. The next lease that comes up for renewal will be in 2008. Inco currently holds 165 licences of occupation for mining, hydro electric installations and various other industrial purposes in Ontario. These licences of occupation allow Inco to use the land in the manner specified in each license, including the right to dig, excavate and remove ores and minerals from and under the land. Inco currently also has a number of mining claims in Ontario. Mining claims represent rights to explore the land covered by the claim. In early March 2001, a party purported to stake mining claims and then initiated an administrative appeal effectively contesting the validity of a licence of occupation originally granted to Inco more than 50 years ago covering a portion of our Kelly Lake deposit which was identified in 1997. The actions taken by this party were ultimately dismissed. As a result of the dismissal of these actions and the enactment of new legislation in Ontario in 2002, we do not anticipate any future challenges to the validity of such licences on the grounds alleged by this party.
     Manitoba Operations
     Inco’s landholdings or mining rights in Manitoba consist of order-in-council leases (“OIC Leases”), mineral leases and mining claims. OIC Leases were negotiated as part of an agreement between Inco and the Province of Manitoba entered into in 1956 covering the development of the Thompson, Manitoba nickel deposits by Inco. OIC Leases entitle the lessee to explore for, and mine, all minerals in the subsurface (except hydrocarbons, industrial minerals and surficial deposits that are not incidental to the mining, milling, smelting and refining processes). OIC Leases also provide the lessee with the right to erect buildings and structures necessary for its operations and provide for a right of access over and upon the lands. OIC Leases provide for an initial 21-year term and two subsequent guaranteed renewals of 21 years each, for a total guaranteed lease period of 63 years. Subsequent lease renewals beyond the three guaranteed 21-year terms can be granted at the discretion of the Province of Manitoba. Inco’s OIC Leases were initially surveyed and made effective over a six-year period from 1957 to 1962. All of our current OIC Leases have now been renewed twice

(each is in its third guaranteed 21-year term) and remain in effect through the 2020-2025 period. These include the OIC Leases that cover the current area of Thompson Mine which were renewed in 2001 and the OIC Leases that cover the eastern and depth extensions of Thompson Mine, including the 1D Lower orebody, which were renewed in September 2004. Mineral leases are 21-year leases that are renewable at the discretion of the Province of Manitoba. Inco holds seven mineral leases in the Thompson, Manitoba nickel belt. These mineral leases, which convey to Inco the exclusive right to the minerals (other than quarry minerals) that occur on or under the land covered by these leases and access rights to erect buildings and structures (including shafts) to mine within the limits of the leases, remain in effect until April 1, 2013. Inco also holds mining claims, a right issued by the Province of Manitoba under provincial legislation which conveys to the holder the exclusive right to the minerals (other than quarry minerals) that occur on or under the land covered by the claim and access rights to explore for and develop minerals owned by the Province. A mining claim does not, however, entitle the holder to extract minerals from the land covered by the claim. In order to extract minerals from the land covered by a mining claim, the holder must obtain a mineral lease from the Province of Manitoba.
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
     Voisey’s Bay Project
     The Voisey’s Bay project company, VBNC, holds mineral claims (which have been grouped into mineral licences), a mining lease and surface rights in the Province of Newfoundland and Labrador. A mineral claim (generally covering a 500-metre by 500-metre parcel of land), issued by the Province of Newfoundland and Labrador under provincial legislation, gives its holder the exclusive right to explore for minerals in, on or under the area of land described in the licence, and obligates the holder to conduct a minimum amount of assessment work (measured by the amount of money spent) on the land covered by the licence. Up to 256 mineral claims can be grouped together into one mineral licence. Grouping mineral claims into a single mineral licence allows the holder to better manage the assessment work required to be done on the land that is the subject of the claims. Mineral claims and mineral licences are issued for a period of five years and may be extended for three additional five-year renewal periods, for a total of 20 years. A mineral licence does not entitle its holder to extract any minerals from the land described in the licence. All of the Voisey’s Bay project’s current estimated proven and probable ore reserves are located on lands covered by the 25-year mining lease referred to below.
     In order to extract minerals from the land covered by a mineral licence, the holder of a mineral licence must obtain a mining lease issued by the Province under provincial legislation for the land covered by such mineral licence. VBNC obtained a mining lease, effective September 30, 2002, for a period of 25 years granting VBNC the exclusive right to extract minerals and carry out mineral exploration, mining operations or mining processing and development in, on or under the lands, or part of the lands, covered by the lease so long as VBNC and Inco continue to meet the terms and conditions of the development agreement, as discussed under “Voisey’s Bay Nickel Company Limited” below, entered into in October 2002 between VBNC, Inco and Her Majesty the Queen in right of Newfoundland and Labrador. This mining lease can be renewed for further 10-year terms so long as VBNC has been in compliance with the terms of the lease and has applied for such renewal at least three months prior to the expiration of the then current lease. Under the terms of the mining lease, production is not to exceed on average 2.2 million tonnes of ore annually for the first 10 years of mining operations and on average 5.5 million tonnes of ore annually thereafter. The current areas to be mined as part of the Voisey’s Bay project and all of the estimated proven and probable ore reserves for the Voisey’s Bay project are held under this mining lease. We are not aware of any information or other factors at this time which would indicate that we could not reach agreement with the Province on a new mining lease or an extension when the current mining lease expires in September 2027. In conjunction with the mining lease, VBNC received a surface lease entitling it to use certain lands necessary for its mining operations. Like the mining lease, the surface lease was effective September 30, 2002 for a period of 25 years, and may be renewed for further 10-year terms.
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

     Pursuant to the terms of an option agreement originally entered into in 1993 (the “Option Agreement”), Diamond Fields Resources Inc. (“Diamond Fields”) acquired, upon the exercise of the option thereunder, all of the mineral claims of Archean Resources Ltd. (“Archean”) in Labrador and Archean was granted a royalty, payable quarterly on the proceeds received by VBNC on the sale of its production equal to three per cent of net smelter returns from mining production from VBNC’s Labrador properties, including the Voisey’s Bay deposit (the “Royalty”), and a three per cent gross royalty (also payable quarterly) on the gross value of raw diamonds and/or gemstones recovered from these properties. The Option Agreement was assigned to VBNC by Diamond Fields in 1995. The Royalty is secured by a mortgage on VBNC’s Labrador properties in the maximum aggregate principal amount of $100 million. The mortgage is expressly subordinated to any mine development financing that might be obtained in the future. In 2003, Archean transferred the Royalty to a limited partnership controlled by Archean’s principal shareholders and effectively sold up to a 10 per cent interest in the Royalty to a third party. In late February 2005, the remaining 90 per cent interest in the Royalty then held by Archean’s principal shareholders was, through the sale of Archean, acquired by another third party.
     The Voisey’s Bay deposit is within a geographical area that has been the subject of land claims negotiations between certain aboriginal groups and the Governments of Canada and the Province of Newfoundland and Labrador. Aboriginal groups asserting land claims in the area include the Labrador Inuit Association (the “LIA”) and Innu Nation. For further information, see “Voisey’s Bay Nickel Company Limited – Arrangements with Aboriginal Groups” below.
     PT Inco
     Under the original Contract of Work or concessionary agreement between the Republic of Indonesia and Inco entered into in 1968, and the agreement modifying and extending that Contract of Work entered into in January 1996 and which sets forth certain provisions which will apply once the terms of the original Contract of Work expire on March 1, 2008 and through December 28, 2025, PT Inco, as the sole contractor of the Government of Indonesia in the areas covered by the Contract of Work, has been granted exclusive rights in these specified areas on the Island of Sulawesi to mine, process, store, transport and sell all nickel and nickel-containing minerals in any form and all minerals (except for radioactive materials) found in association with nickel in the areas. The Contract of Work also grants PT Inco all necessary licences and permits to conduct its operations, including certain expansions of its operations, as provided for in the Contract of Work. All of PT Inco’s mining areas currently containing estimated proven and probable ore reserves are within PT Inco’s Contract of Work. Reference is made to “PT International Nickel Indonesia Tbk” below for a discussion of certain recent legislative and regulatory developments in Indonesia. Under the terms of the agreement of modification and extension of PT Inco’s original Contract of Work entered into in 1996, the Government of Indonesia has agreed to give sympathetic consideration to a further renewal or extension of the Contract of Work, upon the request of PT Inco based upon one or more developments, including a proposal to make a substantial new investment in PT Inco, or the demonstration by PT Inco of the positive economic and other benefits to Indonesia provided by PT Inco. We are not aware of any information or other factors at this time that would indicate that we would not be able to reach agreement on a further extension of PT Inco’s Contract of Work before it expires at the end of 2025. If we are not able to extend the Contract of Work past 2025, this could reduce PT Inco’s estimated ore reserves and mineral resources and affect its long-term mining plans.
     Goro Project
     The Goro project company, Goro Nickel, currently holds 69 mining concessions in the Massif du Sud (part of the south province of New Caledonia) covering 20,600 hectares authorizing the mining of nickel, cobalt, chrome, iron and manganese, and approximately 26 surface rights. An additional 10 mining concessions are held by Tiebaghi Nickel S.A.S. (“Tiebaghi”), a subsidiary of Inco, outside the Goro project area in a mining domain called Tiebaghi, located in the north province of New Caledonia. Two other concessions held by Tiebaghi were not renewed in 2005. Of the 69 concessions held by Goro Nickel, the Goro project covers 6,042 hectares within seven mining concessions, of which four are perpetual in term, two are renewable prior to their expiry dates in 2016 and one is renewable prior to its expiry date in 2051. Goro Nickel has the right to renew these three renewable concessions for an additional 25-year period when their initial terms expire, provided a satisfactory technical report is delivered to the authorities five years before the expiry date. Concessions generally represent long term permits (mostly 75 year terms, with some having a term up to perpetuity) granted for mining large deposits which entitle the holder the exclusive right to exploit, extract and mine. A concession applies to one or several minerals defined by the granting decision along with its geographical location. The granting of a concession is based on the delineation of an exploitable orebody made during exploration activities conducted pursuant to permits called “permis de recherches” and “permis d’exploitation”. Surface rights can be granted independently of mineral rights. Goro Nickel holds surface rights, known as “occupation des sols”, which are rights to use surfaces on or outside mining permits for mining-related activities, including surfaces of other owners. All of the present estimated proven and probable ore reserves for the Goro project as at December 31, 2005 are within the mining rights held as concessions.
     Reference is made to “Goro Nickel S.A.S. – Prony West Deposit” below for a discussion of our rights to the Prony West area.

      PT International Nickel Indonesia Tbk
          General
     Inco’s current ownership interest in PT Inco is approximately 61 per cent. Sumitomo Metal Mining Co., Ltd. (“Sumitomo”) of Japan holds slightly more than 20 per cent and public shareholders hold a total of slightly more than 18 per cent of the equity of PT Inco. PT Inco’s shares are traded on the Jakarta Stock Exchange. Our investment in PT Inco at book value was approximately $392 million at December 31, 2005, compared with $392 million at December 31, 2004 and $364 million at December 31, 2003. At December 31, 2005, PT Inco’s outstanding indebtedness to third party lenders was $38 million, compared with $115 million at December 31, 2004 and $192 million at December 31, 2003. This indebtedness was incurred primarily to finance the expansion project completed in 1999 referred to below under “Contract of Work Extension and 1999 Expansion of Facilities”.
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
     Indonesia has experienced periods of economic and political turmoil since the late 1990s, some of which have been compounded by a downturn in the global economy. Indonesia’s economic and political stability will, we believe, continue to be dependent to a large extent on the effectiveness of measures taken by the democratically-elected Government of Indonesia to maintain business and confidence, decisions of international financial institutions, including the World Bank and the International Monetary Fund, regarding the availability of continued financing to Indonesia and companies operating in Indonesia, global economic conditions, and a number of other factors, including regulatory and political developments within Indonesia, which are beyond Inco’s control or ability to predict.
     In the Indonesian mining sector, mining companies have, over the past several years, been facing several challenges stemming from the economic and political problems experienced by Indonesia. These challenges have included regulatory uncertainty under regional autonomy legislation which has sought to transfer governmental power in a number of areas, including taxation and mining regulation, from the central government to regional governments; overlapping and unclear tax and environmental legislation enacted by central, provincial and local government authorities; weakness in the banking sector; illegal mining activities; increasingly militant actions of non-governmental organizations and labour unions; and continued disputes between mining companies and local communities who are making increasing demands on mining companies operating in their communities. These other challenges may, in time, affect PT Inco’s operations and have, to the extent possible, been taken into account by PT Inco’s management in evaluating PT Inco’s current and future activities in Indonesia.
     The maps below indicate the mining areas (the East and West Blocks, the Petea mining area and the Pomalaa-Antam mining area) where PT Inco’s estimated proven and probable ore reserves were located for 2005 and 2004, as well as the location of PT Inco’s processing plant and hydroelectric facilities and the boundary of the other properties containing additional mineralized nickel laterite deposits (referred to as “Sulawesi Other Concessions” on the map) within the area covered by PT Inco’s Contract of Work:

PT Inco Sulawesi Concessions
Location of Operating Mining Areas and Undeveloped Properties

PT Inco
Location of Operating Mines, Plant and Facilities,
Undeveloped Properties and Concessions

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
     Financing for the expansion project was provided by a group of international lenders in the total principal amount of $340 million for this expansion project and an additional $81 million to refinance then existing PT Inco debt. The remainder of the original estimated cost of $580 million for this project had been expected to be provided by PT Inco’s available cash balances plus cash generated by existing operations during the construction period. However, as a result of lower production levels caused by limited rainfall and its adverse effect on hydroelectric power generation in 1997 and 1998, low nickel prices and increased costs due to construction delays associated with its new hydroelectric facilities, PT Inco’s ability to generate cash was significantly reduced and, as a result, Inco Limited agreed in May 1999 to provide PT Inco with a loan facility under which $88 million was advanced. These advances were effectively repaid to Inco Limited in 2002.
     PT Inco’s existing hydroelectric facilities were constructed and are currently operated pursuant to a 1975 decree of the Indonesian government. This decree, which effectively also covers the Balambano generating capacity which was part of the expansion project, vests an Indonesian ministry with the right, upon two years’ prior written notice to PT Inco, to acquire the hydroelectric facilities. No such notice has been given. If such right were exercised, the decree also provides that the hydroelectric facilities would be acquired at their then depreciated value subject to the ministry providing PT Inco with sufficient power to meet its operating requirements, at a rate based on costs plus a normal profit margin, for the remaining term of the Contract of Work. The new hydroelectric dam referred to under “Operations” below to be constructed by PT Inco as part of its latest expansion program is also expected to be subject to this decree.
     PT Inco’s estimated proven and probable ore reserves are sufficient to support its operations for more than 25 years, and its estimated mineral resources have the potential to continue to supply PT Inco’s operations for a number of additional years. Future expansions are possible, as warranted by market conditions, by developing the extensive laterite nickel deposits within PT Inco’s Contract of Work area in the Sorowako outer area and at Bahodopi and Pomalaa, located approximately 80 kilometres and 200 kilometres, respectively, from PT Inco’s operations at Sorowako. Reference is made to “Operations” below for a discussion of certain recent legislative and regulatory developments in Indonesia.
     When PT Inco’s Contract of Work was extended in 1996, PT Inco agreed to several undertakings with regard to future expansions of its operations. Under one such undertaking, PT Inco agreed, subject to economic and technical feasibility, to construct production plants at Pomalaa in Southeast Sulawesi and Bahodopi in Central Sulawesi. The Contract of Work indicated that the first plant could be in operation by 2005 and the second by 2010, but did not specify which plant was to be constructed first. As indicated below, this initial expansion has been deemed to be satisfied through 2008 under certain arrangements with PT Antam Tbk (“PT Antam”).
     In February 2003, PT Inco signed a Cooperative Resources Agreement (the “CRA”) with PT Antam, an Indonesian government-controlled diversified mining company and producer of ferronickel whose nickel operations are located near PT Inco’s Pomalaa deposits within its Contract of Work area. Under the CRA, PT Inco agreed to supply saprolite, a relatively high grade of lateritic ore, to PT Antam from certain designated portions of PT Inco’s Contract of Work area in Pomalaa at prices based on an agreed upon pricing formula. The initial term of the CRA is 36 months starting from the initial delivery of ore by PT Inco to PT Antam. The first ore deliveries by PT Inco were made to PT Antam on July 1, 2005. The CRA can be extended for one or more additional terms of 12 months each provided PT Antam has fulfilled its obligations under the CRA. PT Inco has certain unilateral termination rights under the CRA.
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
     Operations
     Production of nickel-in-matte at PT Inco increased by six per cent to a record level of 76,400 tonnes in 2005, compared with 2004, reflecting increased mine production and consistent downstream operations, in part delivered by improved water management and power reliability. Production in 2004 was 72,200 tonnes, up three per cent over the 2003 level of 70,200 tonnes. Nickel-in-matte, an intermediate product, is sold by PT Inco primarily into the Japanese market. Virtually all of PT Inco’s electric power requirements are supplied by its 165-megawatt hydroelectric generating facilities on the Larona River and its newer 93-megawatt facilities at Balambano which began operation in 2000. As noted above, the Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. PT Inco announced plans in 2004 to construct a third dam on the Larona River at a cost of approximately $150 million. The new dam is the first stage of a four-year capital program currently estimated to total about $280 million aimed at raising PT Inco’s annual production by 25 per cent to about 200 million pounds of nickel-in-matte by 2009. The new dam is expected to increase PT Inco’s hydroelectric generating capacity by an average of 90 megawatts annually. In January 2006, PT Inco temporarily suspended groundwork at the new dam site, pending the receipt of certain amendments to a required permit issued by the Minister of Forestry. While we are optimistic that we will receive the necessary approvals to continue the groundwork, any delay will affect the overall project timing and PT Inco’s ability to reach the annual 200 million pounds of nickel-in-matte production by 2009.
     PT Inco’s nickel unit cash cost of sales increased 25 per cent for 2005 compared with 2004 due to higher prices for heavy fuel oil, higher volumes of heavy fuel oil used due to higher production and more moisture in the ore from PT Inco’s Petea mining area and higher prices for, and higher volumes, of diesel used due to a greater haulage distances, given the increased ore mined at PT Inco’s Petea mining area. PT Inco also required approximately 364,000 tonnes of fuel oil to operate its dryers, kilns and other oil-fired facilities in 2005 compared with 447,000 tonnes in 2004.
     The following table shows PT Inco’s production, together with deliveries by Inco of finished nickel refined from PT Inco’s matte, for the five years ended December 31, 2005:

	Production	Deliveries of
	of Nickel-	Finished Nickel
Year	in-Matte	to Customers(1)
	(in tonnes)
2001	62,600	61,018
2002	59,500	61,997
2003	70,200	65,512
2004	72,200	73,853
2005	76,400	73,965

(1)	Includes 12,283 tonnes in 2001, 12,557 tonnes in 2002, 14,307 tonnes in 2003, 14,716 tonnes in 2004 and 15,441 tonnes in 2005 of nickel-in-matte delivered to Sumitomo as a final product.

     As indicated in the tables on estimated ore reserves on a Company-wide basis above under “Ore Reserves and Mining Rights”, PT Inco’s estimated ore reserves at the end of 2005 were 59 million tonnes of proven reserves grading 1.8 per cent nickel and 88 million tonnes of probable reserves grading 1.81 per cent nickel compared with an estimated 88 million tonnes of proven reserves grading 1.84 per cent nickel and 20 million tonnes of probable reserves grading 1.81 per cent nickel at the end of 20046.
     In July 2005, the Constitutional Court in Indonesia upheld legislation adopted by the Indonesian parliament in August 2004 which exempted PT Inco and a limited number of other Indonesian mining companies from certain legislation passed in 1999. The 1999 legislation had the effect of restricting open-pit mining and certain other activities in areas designated as “protected forests”. A significant portion of the areas that PT Inco is authorized to mine under its Contract of Work was considered to be protected forests under the 1999 legislation. The legality of the 2004 legislation was challenged in early 2005 when certain parties initiated a process to have the 2004 legislation reviewed in the Constitutional Court. The July 2005 decision of this Court upholding the 2004 legislation is final and non-appealable.
     Although this decision of the Constitutional Court has clarified that the areas that PT Inco is authorized to mine under its Contract of Work will not be subject to the 1999 legislation, in order to conduct mining in protected forests PT Inco must still resolve certain issues relating to a regulation issued by the Indonesian Minister of Forestry in late 2004 which imposed new requirements restricting mining in protected forests, including requiring that PT Inco submit an application for and obtain licences and other approvals to conduct such activities. While PT Inco continues to believe that the terms of its Contract of Work provide it with all authorizations needed to conduct mining activities in the areas covered by its Contract of Work and that any disputes relating to its Contract of Work are subject to arbitration under international conventions, if the forestry regulation restricts PT Inco’s ability to mine in certain areas, it could reduce PT Inco’s estimated ore reserves and adversely affect PT Inco’s long-term mining plans. In addition, as discussed above, PT Inco is awaiting receipt of an amendment to a forestry permit in connection with its latest expansion project.
          Sales
     All of PT Inco’s production of nickel-in-matte is sold in U.S. dollars under long-term contracts to Inco and Sumitomo. These contracts, which by their terms continue until the expiration of the Contract of Work, provide that if the Contract of Work is extended or renewed these contracts will be extended for the period of such extension or renewal. Under these contracts, about 20 per cent of PT Inco’s production is sold to Sumitomo and the balance to Inco.
     Net sales by PT Inco of nickel-in-matte totalled $885 million in 2005 compared with $792 million in 2004. This increase in 2005 relative to 2004 was due to increased deliveries as a result of higher production rates and higher realized prices.
     PT Inco’s deliveries of nickel-in-matte were 76,100 tonnes in 2005, compared with 72,500 tonnes in 2004 and 70,500 tonnes in 2003. The Japanese nickel market continues to be particularly important to PT Inco since PT Inco’s operations were conceived, in part, as a stable source of feed material to Japanese nickel refiners in the form of a processed intermediate nickel product which could be imported free of existing Japanese tariffs levied on refined nickel metal and other finished forms of nickel. ITL processes nickel-in-matte from PT Inco to produce finished products for the stainless steel industry in Japan.
     PT Inco’s net realized price for nickel-in-matte in 2005 averaged $11,462 per tonne ($5.20 per pound) in 2005, compared with $10,766 per tonne ($4.88 per pound) in 2004 and $7,117 per tonne ($3.23 per pound) in 2003. Under PT Inco’s long-term sales contracts, the selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel.
     Voisey’s Bay Nickel Company Limited
          Voisey’s Bay Deposits
     The Voisey’s Bay deposits consist of four main mineral deposits: the Ovoid, the Eastern Deeps and related deposits, the Reid Brook deposit and the Discovery Hill deposit. As reflected in the table “Total Estimated Ore Reserves as of December 31, 2005”

[6]	Reference is made to Note (3) to the tables entitled “Total Estimated Ore Reserves as of December 31, 2005” and “Total Estimated Ore Reserves as of December 31, 2004” above for the qualified persons under applicable Canadian securities regulatory requirements who conducted, either directly by themselves or indirectly through employees of the Company reporting directly or indirectly to them, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying these estimated ore reserves.

under “Ore Reserve and Mining Rights” above, as of December 31, 2005, estimated proven ore reserves of 29 million tonnes grading 2.99 per cent nickel, 1.73 per cent copper and 0.15 per cent cobalt and probable ore reserves of three million tonnes grading 0.64 per cent nickel, 0.37 per cent copper and 0.03 per cent cobalt were estimated for the Ovoid.
     VBNC’s exploration expenditures in Labrador were $5 million in 2005, compared with $3 million in 2004 and $2 million in 2003. In 2005, in-fill exploration drilling from surface was carried out at the Reid Brook deposit. Fifty-two holes totalling 21,000 metres were drilled in 2005, resulting in the addition of additional high-grade massive sulphide mineralization to this deposit. This drilling confirmed that these massive sulphides occur primarily as flat-lying bands and lenses within the wall rocks adjacent to the troctolite dyke that hosts the low-grade disseminated mineralization and that there is potential to add additional massive sulphide mineralization to this deposit with further drilling. Down-hole geophysical surveys were conducted in 2005 to identify the zones of massive sulphides and to optimize the drilling. The resource block model for the Reid Brook deposit was updated in 2005 and scoping-stage feasibility assessments continued on the underground resources. The exploration program will continue at the Reid Brook deposit in 2006 to seek to further increase the estimated high-grade resource there.
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
     Having undergone a comprehensive environmental review, both the federal and provincial governments released the Mine/Concentrator Project from the environmental assessment process subject to certain terms and conditions, including measures intended to mitigate potential environmental effects relating to the Mine/Concentrator Project, and accepted a number of the panel’s recommendations. We do not believe that those recommendations or the terms and conditions of the releases stipulated by the governments created or would create any unduly burdensome financial or other restrictions on the Mine/Concentrator Project.
     In 1999, the federal and provincial governments entered into negotiations with the LIA and Innu Nation to develop a project-specific environmental management agreement for the issuance of the necessary governmental licences and permits for the Mine/Concentrator Project. With the agreement on the commercial development of the Voisey’s Bay project having been reached in mid-2002, as discussed below, these discussions restarted and in July 2002 the governments entered into an environmental management agreement with the LIA and Innu Nation which created an environmental management board in order to provide for participation by these aboriginal groups in the process leading to the issuance of the necessary licences and permits for the Mine/Concentrator Project. The environmental management board has been meeting since it was created in July 2002 to provide advice on the issuance of the necessary permits and licences for the Mine/Concentrator Project, including the mining and surface leases issued to VBNC pursuant to the definitive agreements entered into with the Province of Newfoundland and Labrador, as discussed below. In 2004, we also began the process covering the environmental assessment of the planned commercial processing plant to process nickel concentrates from the Voisey’s Bay mine and concentrator. This environmental assessment process is anticipated to be a multi-year one and is expected to be completed in 2007.
          Arrangements with Aboriginal Groups
     In June 2001, when confidential negotiations with the Province restarted on the terms that would enable the project to proceed, VBNC also resumed separate IBA negotiations with the LIA and Innu Nation. VBNC reached agreement on IBAs with both the LIA and Innu Nation in May 2002. These IBAs were subsequently ratified by the respective memberships of the two aboriginal groups and were signed by the parties effective July 29, 2002. The IBAs set forth (i) certain payments to be made to the LIA and Innu Nation by Inco and VBNC over the life of the Voisey’s Bay project, (ii) programs relating to training, employment and business opportunities for the LIA and Innu Nation and (iii) the participation of the LIA and Innu Nation in environmental and certain other programs and procedures relating to the operation of the Mine/Concentrator Project, among other areas.
     We understand that, following separate confidential negotiations between each of the LIA and Innu Nation and the Governments of Canada and the Province of Newfoundland and Labrador, interim agreements were reached to resolve the respective land claims of the LIA and Innu Nation in July 2002. Neither VBNC nor Inco was a party to these agreements nor to the negotiations leading to those agreements. The LIA has since reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, as well as an interim measures agreement to allow the Mine/Concentrator Project to proceed. We understand that the federal and provincial governments and the LIA reached agreement on a final comprehensive land claims agreement in August 2003 and that in early 2004 the LIA completed a community-based ratification process ratifying the final comprehensive land claims agreement among those parties. The Province passed legislation ratifying the land claims agreement in December 2004 and the federal government ratified that agreement in 2005.
     With respect to their land claims, Innu Nation has also reached agreement with the federal and provincial governments on how their claims relating to Voisey’s Bay would be addressed in its final land claims agreement, and entered into a memorandum of agreement under which Innu Nation agreed, among other things, not to assert any aboriginal land claims in the Voisey’s Bay area, thereby allowing the Mine/Concentrator Project to proceed. We were advised that the Innu of Labrador were registered for eligibility to receive benefits under the Indian Act (Canada) in November 2002, and that a reserve was created for the community of Natuashish in December 2003, but the community of Sheshatshiu does not yet have reserve status. We also understand that the federal and provincial governments and Innu Nation continued negotiations in 2005 towards the conclusion of a final comprehensive land claims agreement, but no such agreement has as yet been reached.
          Arrangements with the Provincial Government
     After a series of negotiations over the 1998 – 1999 and June 2001 – June 2002 periods, in June 2002 Inco and the Government of Newfoundland and Labrador announced their agreement on a non-binding statement of principles covering the development of the Voisey’s Bay project. The statement of principles was approved by the provincial legislature in late June 2002 and on October 7, 2002 Inco and VBNC signed definitive agreements with the government to implement the terms of the statement of principles. The definitive agreements provide for the development of a mine and concentrator processing plant at Voisey’s Bay, representing the Mine/Concentrator Project, a research and development program focusing on hydrometallurgical processing technologies, an industrial and employment benefits program for the Voisey’s Bay project, a timetable for the start and completion of the principal stages of the project, and other key parts and requirements covering the overall development of the Voisey’s Bay project. The definitive agreements set forth certain obligations of Inco to construct and operate (i) a demonstration plant in the Province as part of the overall research and development program to test hydrometallurgical processing technologies to treat nickel-containing ores or intermediate products from the Voisey’s Bay deposits and (ii) subject to technical and economic feasibility pursuant to the terms thereof, a commercial processing facility in the Province by the end of 2011 to treat all of the Voisey’s Bay ores or intermediate products to produce finished nickel and cobalt products based upon hydrometallurgical processing technologies or, if such technologies do not meet certain technical and/or economic feasibility requirements, as may be determined by one or more agreed upon experts as provided for in such agreements, a conventional refinery. With the completion of the demonstration plant and the initial shipment of intermediate concentrate product from the Mine/Concentrator Project for testing at this plant in the fall of 2005, Inco began shipping quantities of intermediate concentrate products produced by the Mine/Concentrator Project containing nickel and/or cobalt to Inco’s facilities in Ontario and Manitoba for further processing into finished nickel and cobalt products. Shipments of such Voisey’s Bay intermediate concentrates will be limited to certain maximum aggregate quantities and will end when the construction of the hydrometallurgical or conventional matte commercial processing facility, as the case may be, is completed.
     Under the definitive agreements, Inco is also required, prior to the cessation of the Voisey’s Bay mining operations in the Province, subject to certain exceptions relating to the availability of such external sources, to bring into the Province for further processing at the hydrometallurgical or conventional matte processing facility to be constructed in the Province from sources outside the Province, in one or more intermediate forms, quantities of intermediate products, subject to certain annual minimum quantities, containing in total quantities of nickel and cobalt equivalent to what was shipped to our Ontario and Manitoba operations. The definitive agreements also set forth (1) Inco’s commitment to an underground exploration program covering the Voisey’s Bay deposits with the objective of discovering sufficient nickel-containing ore reserves for processing beyond the initial phase of the Voisey’s Bay project, (2) the terms under which the processing of copper intermediate in the Province would be justified, and (3) the Province’s commitment to (i) the tax regime that will apply to the project, (ii) electric power rates for the project and (iii) the issuance of the necessary permits and authorization to enable the Voisey’s Bay project to proceed. The definitive agreements also provide for programs and arrangements relating to employment and industrial benefits in connection with the construction and related aspects of the project. The definitive agreements also include specific sanctions if Inco were not to meet certain of its contractual obligations under such agreements, including the effective forfeiture of its lease to conduct mining operations in the Province. Under the terms of the definitive agreements, certain provisions became effective when these agreements were executed. The next steps which were to be met by the end of the first quarter of 2003 for these agreements to become effective overall included the securing of acceptable financing arrangements for the project and completing a bankable feasibility study for the first phase of the project, including the Mine/Concentrator Project. As discussed under “Project Phases” below, the bankable feasibility study was completed in late March 2003. In March 2003, Inco advised the Province that it was waiving the financing condition in these agreements. The remaining conditions to the effectiveness of these agreements were met in the third quarter of 2003.

          Project Phases
     Inco announced in late March 2003 (i) the results of a bankable feasibility study for the mine and concentrator for the Ovoid and adjacent surface deposits and related facilities representing part of the initial phase of the Voisey’s Bay project and (ii) that it planned to proceed with this initial phase. The initial phase of the Voisey’s Bay project consists of (i) the Mine/Concentrator Project and related infrastructure, (ii) a research and development program covering hydrometallurgical processing technologies (the “Hydromet R&D Program”) for the treatment of the Voisey’s Bay nickel and cobalt-containing concentrates to be produced into finished nickel and cobalt product, including a demonstration plant to be constructed in Argentia on the Island of Newfoundland, (iii) concentrate handling facilities to be constructed at our Canadian operations for the nickel and cobalt-containing concentrates to be processed over the 2006-2011 period once the Mine/Concentrator Project is completed and (iv) an exploration program. As at December 31, 2005 we estimate that this initial phase will cost $970 million and as of the end of 2005 we had incurred expenditures of approximately $902 million on this initial phase.
     Production began at the Voisey’s Bay project in September 2005, well ahead of the original project schedule. The first shipments of intermediate nickel concentrates from the Voisey’s Bay project were shipped to Inco’s operations in Sudbury, Ontario and Thompson, Manitoba in November 2005 and the first production of finished nickel from these concentrates occurred in January 2006. In October 2005, the demonstration plant was, as discussed above, completed and began operating at Argentia with an initial shipment of concentrate for testing. Production from the Voisey’s Bay project in 2006 is currently expected to be approximately 54,000 tonnes of nickel in concentrates.
     Assuming technical and economic feasibility, a commercial hydrometallurgical processing plant will be built as part of the second phase of the project between 2009 and 2011. As noted above, in the unlikely event that the hydrometallurgical process proves not to be technically and/or economically feasible, a conventional refinery will be built to produce finished nickel product. It is expected that the Voisey’s Bay hydrometallurgical plant will produce approximately 50,000 tonnes of nickel, 2,300 tonnes of cobalt and up to 7,000 tonnes of copper intermediates. In addition, it is expected that the Mine/Concentrator Project will produce approximately 32,000 tonnes of copper in concentrate annually. A total investment, based upon the updated capital cost estimate for the initial phase and the prefeasibility studies for the other two phases of the project of approximately $2,000 million would be required for all phases of the project over the 30-year life of the project, including estimated sustaining capital requirements.
     Goro Nickel S.A.S.
          Goro Deposits
     Goro Nickel holds a number of claims covering nickel-cobalt properties in New Caledonia, located about 1,500 kilometres east of Australia. These properties have an extensive laterite resource base, including, as reflected in the tables above covering estimated ore reserves on a Company-wide basis under “Ore Reserves and Mining Rights”, an initial mining zone with, as of December 31, 2005, an estimated 96 million tonnes of proven ore reserves grading 1.34 per cent nickel and 0.12 per cent cobalt and 24 million tonnes of probable ore reserves grading 2.01 per cent nickel and 0.09 per cent cobalt which has been outlined as an initial source of feed for a commercial plant7. Given the completion of the comprehensive review of the Goro project referred to below, the capital cost estimate used for this estimate of ore reserves as at year-end 2005 was based on the updated capital cost estimate announced in October 2004. This estimated ore reserve base is to be mined using low-cost open pit methods, which, when combined with Inco’s proprietary pressure-acid leaching and solvent extraction (PAL-SX) technology, will give the project the potential to have one of the lower cash costs of nickel production in the world.
     The following map shows the Goro project concessions and the location of Goro Nickel’s ore reserves and mineral resources, the process plant site and other facilities:

[7]	Reference is made to Note (3) to the tables entitled “Total Estimated Ore Reserves as of December 31, 2005” and “Total Estimated Ore Reserves as of December 31, 2004” above for the qualified persons under applicable Canadian securities regulatory requirements who conducted, either directly by themselves or indirectly through employees of the Company reporting directly or indirectly to them, a comprehensive review and confirmation of the application of the detailed procedures, systems and processes the Company has developed and implemented for the purpose of verifying these estimated ore reserves.

Goro Project
Location of Concessions, Ore Reserves and Mineral Resources, Process Plant Site and Other Facilities

          Ownership of Goro Nickel
     Inco currently owns approximately a 71 per cent interest in Goro Nickel following the capitalization of certain shareholder advances in February 2005, the sale of shares representing a 21 per cent ownership interest in Goro Nickel to Sumic Nickel Netherlands (“Sumic”), a joint venture between Sumitomo and Mitsui & Co., Ltd. (“Mitsui”) in April 2005, and the election by SPMSC not to make its pro-rata capital contributions to the project as described below.
     Under the terms of a share purchase agreement entered into with Inco covering their acquisition of a 21 per cent interest in Goro Nickel, Sumitomo and Mitsui paid a total of approximately $150 million for their interest. This amount included their pro-rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005 (the “Sumic Shareholders Agreement”), setting forth the rights and obligations that Sumic (as well as Sumitomo and Mitsui) have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic holds at least a 16 per cent ownership interest in Goro Nickel and the right to elect one director so long as it holds at least an eight per cent ownership interest, Sumic is also obligated to make capital contributions on a pro-rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Sumic Threshold Performance Tests”). If Sumic does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold as specified above a capital cost estimate of $1,878 million, as calculated under the Sumic Sharheolders Agreement, prior to when the Sumic Threshold Performance Tests are met, then Sumic will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the Sumic Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under the Sumic Shareholders Agreement Sumic has the right to participate on a pro-rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, Inco, Sumic, Sumitomo and Mitsui also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and a product offtake agreement was also executed under which Sumic has the right and obligation to purchase its pro-rata share of Goro Nickel’s production of nickel and cobalt products based on its ownership interest in Goro Nickel, with a subsidiary of Inco under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic (which would currently represent 79 per cent of such eventual production).
     On February 18, 2005, SPMSC acquired all of the shares of Goro Nickel held by a subsidiary of Bureau des Recherches Géologiques et Minières (“BRGM”). These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent interest in Goro Nickel. At the same time, Inco sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent interest in Goro Nickel. SPMSC also entered into a shareholders agreement with Inco on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. Under the terms of that agreement, SPMSC will have a right to nominate and elect one director to the board of directors of Goro Nickel so long as it holds at least a five per cent interest in Goro Nickel. SPMSC will also have the right, but not the obligation, to make capital contributions on a pro-rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. If the capital cost of the Goro project exceeds a threshold above a capital cost estimate of $1,878 million, as calculated under the shareholders agreement between SPMSC and Inco, prior to when the Threshold Performance Tests are met, then SPMSC will not have any right or obligation to provide capital contributions to meet the Goro project’s funding requirements and Inco would be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel, and SPMSC would also be required to provide its pro rata share of certain administrative and related costs incurred by Goro Nickel up to a specified limit. Once the Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent interest in Goro Nickel. Our planned capital expenditures for the Goro project do not assume that SPMSC will make its pro rata capital contributions until it is diluted down to five per cent.
     SPMSC will also have the right to participate in any future expansion of the Goro project. In the event that the Goro project were effectively abandoned on a permanent basis or did not meet the Threshold Performance Tests within seven years after the Goro project’s process plant had been constructed and was ready to receive feed for processing, SPMSC would have the right to receive a preferential payment ahead of Goro Nickel’s other shareholders out of the proceeds received from the sale of Goro Nickel’s assets, after the discharge of all of Goro Nickel’s liabilities to third parties, based upon SPMSC’s total capital contributions in, and purchase of shares of, Goro Nickel subject to a ceiling. Inco has agreed to provide, subject to certain terms and conditions, a letter of credit in the future in favour of SPMSC to secure this preferential payment.
     Since SPMSC became a shareholder of Goro Nickel in February 2005, it has elected not to make its proportionate capital contributions. Accordingly, Inco has made such contributions, resulting in SPMSC being diluted to approximately an eight per cent ownership interest as of December 31, 2005 and Inco has increased its ownership to approximately 71 per cent in Goro Nickel by virtue of making such additional contributions. Contributions are made in the form of shareholder advances which are then capitalized on a quarterly basis.
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
     In late May 2004, we announced the key preliminary findings reached to that date as part of Phase 2 of the review. These findings included (i) an updated preliminary capital costs estimate, taking into account an expected non-cash charge, of approximately $1,850 million for the mine, process plant and related infrastructure, within a minus five per cent to plus 20 per cent confidence level and (ii) changes in the planned Goro project configuration, moving to direct heating of the ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process itself. As a result of such changes, capitalized expenditures incurred of $201 million were written off as of the end of the second quarter of 2004. These changes related to certain expenditures, principally engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed, that no longer would have any value for the project or otherwise. We announced the key final results of Phase 2 of the review in October 2004. These final results included an updated capital cost estimate of $1,878 million for the mine, process plant and related infrastructure, within a minus five per cent to plus 15 per cent confidence level. This estimate included about $40 million for assumed escalation in costs during the construction phase of the project, an amount that was not in previous capital costs estimates, and also reflected favourable currency hedging gains realized by Inco of about $31 million which were also not included in previous estimates. The principal reasons for the increase from the $1,850 million estimate which had been announced in May 2004 were higher costs for a range of construction materials and labour required for construction and the incorporation of a new tailings storage area as part of the project. The results of Phase 2 of the review also established an expected annual capacity for the project of 60,000 tonnes of nickel and a current range for cobalt capacity of 4,300 to 5,000 tonnes per year to take into account the optimized mine plan for the project. Having completed and achieved the key objectives of Phase 2 of the review, in October 2004 we also announced the decision to proceed with the project.
     Since October 2004, project execution has been based on a phased approach, with the first phase focusing on engineering, contract development and permitting. Engineering was about 70 per cent complete as of year-end 2005 and approximately 900 construction personnel were on site initially focusing on earthworks for the process plant, the residue storage facility and road realignment. We are also building some 400 process plant modules and pre-finished units for the process plant in the Philippines which are expected to be delivered to the Goro site beginning in April 2006. Taking into account these cost pressures for such construction materials and other input costs, the currently anticipated trends in such costs and the latest regulatory requirements for the configuration of the project’s tailings area, we currently believe that, if we were to formally update our latest estimate for the capital cost for Goro’s mine, process plant and infrastructure of $1,878 million with a minus five per cent plus 15 per cent confidence level, such updated forecast would be expected to be at the high end of the plus 15 per cent confidence level. As part of our ongoing work on the project, we have implemented a number of systems to monitor all key costs trends which could affect the capital cost forecast. We currently expect to be in a position to have a definitive cost estimate, reflecting all relevant factors at that time, and which is currently expected to be subject to a confidence or accuracy level developed as part of that estimate, sometime in the second quarter of 2006 when engineering is expected to be at least 80 per cent complete and all major construction contracts will have been awarded. The expected initial start-up of the project remains in late 2007. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Development Projects Segment” under Item 7 of this Report for a discussion of the status of the Goro project as of year-end 2005.
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
     As at December 31, 2005, Goro Nickel had received $307 million in Girardin Financing, of which $79 million was in the form of Tax Advances. The SPE expects to receive the balance of the Tax Advances in December 2006 pursuant to the terms of the Tax Loan Agreement. It is currently estimated that such Tax Advances will total $148 million, before fees to be paid to the Tax Investors, with the balance of the Girardin Financing to be provided under the Loan Agreement. Of the remaining Tax Advances to be made in 2006, approximately 65 per cent of these amounts has been committed by the Tax Investors, with the balance expected to be placed with additional investors prior to the end of 2006. If sufficient commitments from additional investors are not obtained prior to year-end 2006, this will reduce the total Tax Advances referred to above available to Goro Nickel.
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

          New Caledonia
     New Caledonia is currently an overseas territorial community (collectivité territoriale) of France having special legal status under the French constitution, including significant autonomy except in foreign relations, defence, justice, currency and certain other related areas. As part of the objective of increasing New Caledonia’s autonomy from France and to implement arrangements to address political and other issues that New Caledonia had experienced, in 1998 the French government, the New Caledonian government and two New Caledonian political movements representing the native population entered into the Noumea accord. This accord sets forth a process and timetable for increasing the autonomy of New Caledonia over the coming years, culminating in a referendum to be held by 2018 on whether New Caledonia would become fully independent from France. As part of the initial phase of the accord, steps have been taken, and will be taken over the next few years, to develop the form of provincial governments to be part of the New Caledonian government structure and to pass local legislation, including the enactment of a new mining law, that will provide for the transfer of certain authority in a number of areas still maintained by France to the New Caledonian government. We do not believe that these developments will have an adverse effect on the Goro project but there can be no assurances in this regard. Provincial elections were held in May 2004 for the election of members of the three provincial assemblies in New Caledonia. Each assembly has elected its president who is part of the province’s executive board. The members of the newly elected provincial assemblies also serve as members of the Congress of New Caledonia. This Congress is responsible for the selection of the President of New Caledonia.
     In late 2005, a number of boycotts and other related actions in New Caledonia affected the operations of Eramet and its subsidiary, Société Le Nickel, and other local businesses as a result of labour and other disruptions and other developments. While those actions and developments did not affect the construction of the Goro project to any significant degree, such disruptions could have a substantial adverse effect on the project’s construction schedule and capital costs if they were to resume and continue for any extended length of time.
          Prony West Deposit
     In September 2001, Goro Nickel applied for an exploration permit for an area next to the Goro deposit known as Prony West. Several other companies applied for the same exploration permit. After an assessment of the various applications, the government of the South Province of New Caledonia recommended to accept Goro Nickel’s application based upon its approach to the development of this deposit. The South Province’s recommendation to accept Goro Nickel’s application was discussed at a government mining committee (Comité Consultatif des Mines) level in April 2002 and the recommendation to accept Goro Nickel’s application was subsequently approved by the provincial mining council (Conseil des Mines). In July 2002, after a public debate on the awarding of this exploration permit, the legislative assembly of the South Province voted to award the Prony West exploration permit to Goro Nickel. As soon as this decision was made, several companies challenged the South Province’s decision. The administrative tribunal which considered this challenge released its decision on December 24, 2003. The administrative tribunal decided that the legislative assembly of the South Province did not have the authority to make the award as this authority had been previously delegated to the Executive Committee of the South Province and that the delegation had not been withdrawn. As a result of this decision, the exploration permit previously awarded to Goro Nickel was cancelled. However, after the cancellation of this permit, on December 27, 2003 the Executive Committee of the South Province met and re-awarded the exploration permit to Goro Nickel. This decision to re-award the permit to Goro Nickel was open to challenges until late April 2004. A number of challenges were filed by several different parties and on November 21, 2005 the administrative tribunal rendered a decision annulling the Prony West exploration permit. The tribunal annulled the permit on procedural grounds, ruling that there was a material change in circumstances between the first and second awards given that the Goro project was suspended in December 2002. Goro Nickel has appealed the tribunal’s decision. The respondents to this appeal have not yet filed their responses and the hearing of the appeal has therefore not yet been scheduled. If the tribunal’s decision to annul the permit is upheld on appeal, it is expected that the Prony West exploration rights would then be subject to the submission by Goro Nickel and any other interested party of a new application for an exploration permit and a new process for the review and approval of such an application would be undertaken by the Comité Consultatif des Mines and the Conseil des Mines.
          Exploration and Mine Development
     One of the objectives of Inco’s exploration program has been to provide us with sufficient ore reserves and mineral resources to sustain production at current levels for at least 20 years at our Ontario and Manitoba operations. See “Mining and Production – General” above for further information on our planned production levels and “Ore Reserves and Mining Rights in Canada” above for information on our estimated proven and probable ore reserves. We also continue to pursue exploration opportunities for precious metals (PGMs and gold) in Ontario.

     Exploration expense totalled $43 million in 2005, compared with $32 million in 2004 and $27 million in 2003. Our exploration efforts in 2005 focused on finding additional high-grade nickel deposits in Canada near existing mine workings to increase our estimated ore reserves and provide additional feed for our existing processing facilities, as well as looking for new deposits that would be capable of supporting stand-alone production facilities. Of our total exploration expenditures in 2005, $19 million was spent on exploration in Ontario and Manitoba directed at finding additional nickel, copper and PGMs ore reserves near our existing mines, compared with $13 million in 2004 and $11 million in 2003. Additions to estimated ore reserves from the evaluation of diamond drilling in 2005 totalled 0.4 million tonnes averaging 1.8 per cent nickel and 1.2 per cent copper at our Ontario operations and 0.5 million tonnes averaging 1.9 per cent nickel at our Manitoba operations. Significant quantities of mineral resources were added to the mineral inventory at both the Ontario and Manitoba operations and the feasibility assessments required to classify a portion of these resources as ore reserves are planned to be completed in 2006. We have also continued to evaluate joint venture opportunities that have the potential to enhance our overall mining operations.
     At our Ontario operations, underground exploration continued on the 170 footwall high-grade precious metals deposit at McCreedy/Coleman Mine in 2005. Additional holes were drilled from the exploration drift. The hanging wall exploration drift, which is required to conduct the close-spaced drilling needed for a final feasibility assessment, was advanced by 330 metres in 2005. A further 90 metres is required to complete the exploration drift in 2006. In-fill drilling is currently underway and is scheduled to be completed by June 2006. As of December 31, 2005, the probable ore reserves in the 170 deposit was estimated at 1.5 million tonnes grading 1.0 per cent nickel, 7.4 per cent copper and 17.4 grams per tonne of combined platinum, palladium and gold. Other exploration drilling at McCreedy East/Coleman Mine included the intersection of an new footwall copper zone, designated as the 161 zone. The compilation of the drilling results from this zone is planned to be completed by the end of 2006. Drilling to the west of the main orebody extended the strike length of the current reserve by 180 metres. Resource compilation on this extension is ongoing and results are expected by the end of the first quarter of 2006.
     At Copper Cliff North Mine, the results of the 2004 drilling program on the 178 deposit were used in 2005 to model the deposit and evaluate its exploration potential and potential economic viability. As a result of the evaluation of the 178 deposit, the economic viability of the 191 orebody project, which is located approximately 500 metres north of the 178 deposit, has been enhanced. An exploration ramp has been collared on the 4,000-foot level and will be advanced north from a production shaft, past the 178 deposit location to the 191 orebody, a total of about 2,000 metres. An exploration drilling program on the 178 deposit is scheduled to begin from this ramp in early 2007.
     Exploration at Copper Cliff South Mine continued in 2005 on the 865 orebody below the 2,400-foot level. Drilling on the southern end of the 865 orebody identified a major new mineralized zone which is referred to as the 860 deposit. This deposit is continuous with, and extends approximately 500 metres south of, the 865 orebody. It is contained within the quartz diorite dyke which hosts the mineral deposits at Copper Cliff North and Copper Cliff South mines. Two additional intersections of massive sulphide mineralization were encountered at year-end 2005 containing high-grade copper and nickel over widths of about 70 metres each, extending the zone about 80 metres south of previously know mineralization. Additional drilling and geological and economic assessments are planned in 2006. Drilling on the 865 deposit in 2005 outlined a new segment of the quartz diorite dyke containing ore-grade mineralization down-dip from the currently known ore reserves and mineral resources in the 865 deposit. Further drilling on this zone is also planned for 2006.
     Exploration drilling was carried out at Garson Mine to assess the known mineral resources located down-dip from the No. 1 Shear Orebody below the Phase 2A development project for this mine. The Phase 2A development project is exploiting the known ore reserves at Garson Mine down to the 5,100-foot-level. Exploration drilling has been conducted to collect samples for mill testing, provide more confidence in the continuity of the mineral resource and increase the mineral resource. The drilling demonstrated a significant increase in the thickness of the mineralization in the vicinity of structures cross-cutting the deposit due to apparent dragging of the mineralization adjacent to those structures. An exploration drift and exploration drilling are planned for 2006 to further test the No. 1 Shear Orebody and another orebody, the No. 4. This program will also test the No. 4 Shear Orebody between the 4,600-foot and the 5,000-foot levels in 2007.
     In 2005, surface exploration continued at our Ontario operations to evaluate mine extensions and test new exploration targets in the South Range, North Range and East Range of the Sudbury Basin and the Copper Cliff offset. At the Copper Cliff offset, a surface-drilling program was initiated for additional mineralization between the 5,200-foot level down to the 7,000-foot level below the current ore reserves at the Kelly Lake project and to test for new copper-nickel-PGM mineralization within the Copper Cliff Offset dyke south of the Kelly Lake project. In addition, an advanced surface drilling program was initiated at the Kelly Lake project within the 710 and 720 zones to further define tonnage and grade continuity, gain additional geotechnical data and obtain material for mineralogical examination and additional mill test work for full feasibility assessment. At year-end 2005, five diamond drills were in operation at this project and are scheduled to continue work in 2006. An advanced exploration program continued at Creighton Mine in 2005 to test the extensions of the 402 orebody up-plunge along a trend to Gertrude Mine above the 3,500-foot level. The 402 orebody is currently being mined at the 3,800-foot level. In the South Range of the Sudbury Basin, an exploration program was initiated at the Graham West Property, located to the west of Creighton Mine, to evaluate an interpreted off-hole geophysical anomaly located in the contact environment. Two holes were drilled and intersected narrow zones of mineralization at the contact of the Sudbury Igneous Complex with the footwall rocks. The interpretation of the geological information indicated the presence of a footwall structure that may lead to mineralization in the footwall environment. This program is scheduled to continue in 2006. In the North Range of the Sudbury Basin, the Norman exploration program continued to test a significant previously undrilled area in diamond drilling along the contact of the Sudbury Igneous Complex contact down dip from Whistle Mine. Three holes were completed in 2005 and intersected narrow widths of mineralization. This project is also scheduled to continue in 2006.
     The $21.5 million Phase 2 project to develop a high-grade nickel deposit at McCreedy East/Coleman Mine reached an average production rate of 1,335 tonnes of ore per day in 2005. The $31.2 million Phase 3 project to develop a section of McCreedy East/Coleman Mine’s main and west orebodies was nearing completion as of year-end 2005. All development work and construction of the major facilities were completed in 2005. Production of ore from this area began on schedule in December 2004 and ore production in 2005 reached an average of 307 tonnes per day, well above the design capacity of 219 tonnes per day. Ore production in 2006 is scheduled to be 591 tonnes per day. The final design capacity of 1,070 tonnes per day is expected to be achieved in 2008.
     In October 2000, Inco began a $12 million project to develop the lower-grade area of Stobie Mine at our Ontario operations. The development and construction needed for production to begin through the ore-handling component of this project was completed in October 2001. Lateral development and construction of the individual mining levels were completed in early 2005 and production from this project reached 4,460 tonnes per day in 2005. The planned production level is scheduled to be 4,355 tonnes per day in 2006, with production from this project expected to continue until 2014.
     In 2005, mine development continued on the first of the expected three phases of the Creighton Deep project at the Ontario operations’ Creighton Mine, a project that was first announced in 1998. Capital expenditures on this project totalled $4.3 million in 2005. Production from the first phase of this project began in early 2003 and totalled 233,163 tonnes of ore grading 3.25 per cent nickel and 2.33 per cent copper in 2005. Production of ore from this first phase is expected to continue at a rate of approximately 250,000 tonnes per year until 2016. The second phase of the Creighton Deep project, which includes the development of a production level at the 7,810-foot level of the mine to access estimated proven ore reserves totalling about 1.7 million tonnes grading 3.62 per cent copper and 3.11 per cent nickel, was approved by Inco’s Board of Directors in December 2005 and is expected to cost $38 million. Capital expenditures for the second phase totalled $1.2 million in 2005. The third phase of the Creighton Deep project, which would provide access to estimated probable ore reserves of 2.72 million tonnes grading 2.90 per cent copper and 2.71 per cent nickel between the 7,810- and 8,200-foot levels of the mine between the 8,200- and 10,350-foot levels, is currently being evaluated.
     The $47 million 2A project to deepen Garson Mine from the 4,470-foot level to the 5,070-foot level was completed in 2005. Production in 2005 was 2,166 tonnes of ore per day, exceeding the project design rate of 2,087 tonnes per day. This project is expected to extend the life of Garson Mine until approximately 2012.
     In January 2002, Inco entered into an option agreement with FNX Mining Company Inc. (“FNX”) relating to certain rights extended to FNX to explore and develop five non-core properties of the Company in the Sudbury Basin. The properties covered by this agreement all had a history of past production but were inactive and Inco had no further plans for the exploration or development of these properties. Subject to meeting certain conditions enabling it to exercise the option to acquire a 100 per cent interest in the mineral rights to these properties, FNX agreed, pursuant to the terms of the option agreement, to spend Cdn.$14 million over a 16-month period beginning in January 2002 and was granted an option to earn a 100 per cent interest in the mineral rights in these properties by spending a further Cdn.$16 million over the next four years. In December 2003, FNX announced that it had completed its total expenditure commitment and had exercised its option to acquire a 100 per cent interest in the mineral rights covering the properties. As part of the agreement, Inco had initially acquired common shares and common share purchase warrants of FNX representing a total equity interest in FNX of 19.9 per cent on a fully-diluted basis. This ownership position was sold over the 2002-2003 period. The related agreements with FNX covering the option provide Inco with the right to buy back a 51 per cent interest in any new ore deposits meeting certain criteria that FNX discovers on the properties. Under the terms of a related offtake agreement, Inco is currently purchasing and refining all of the ore production from the properties covered by the option agreement. During 2005, FNX continued exploration and rehabilitation work on these properties. In addition, FNX became the sole owner of the mineral rights to the properties by acquiring Dynatec Corporation’s interest in October 2005.

     In January 2005, Inco entered into a joint venture agreement with Lonmin Plc and its subsidiary Lonmin Canada Inc. (“Lonmin”) to establish a 50:50 unincorporated joint venture covering six of our properties in the Sudbury Basin. The purpose of this venture is to explore for, and if economically viable subsequently develop and process, low sulphide PGMs-rich deposits occurring away from the typical high-grade base metals deposits in the Sudbury Basin. Lonmin has committed to solely fund minimum expenditures of $10 million over the first three years of the venture and, subsequently, at Lonmin’s annual election, to spend a minimum of $3 million per year. After Lonmin has solely funded expenditures of $32 million in total, Inco and Lonmin will fund the venture on a 50:50 basis. Lonmin’s interest in any PGMs deposits discovered based upon work undertaken by the venture does not vest until a development decision is made in respect of the relevant deposit. Inco retains 100 per cent ownership of all non-PGMs mineral deposits on the properties covered by the venture. The venture will also pay to Inco a three per cent net smelter royalty on all products sourced from the venture’s PGMs deposits. An exploration program, consisting of surface and borehole geophysical surveys, mapping, sampling, trenching and diamond drilling, was conducted on all six properties in 2005. A similar program is planned for 2006.
     In the Thompson, Manitoba nickel belt, the compilation of exploration targets for the regional surface exploration program on the OIC Leases continued in 2005 and is scheduled to continue in 2006. Underground exploration continued in 2005 at Thompson Mine to test for extensions to known deposits and to identify new satellite deposits. At Birchtree Mine, a pilot hole was drilled in preparation for development work in 2006 that will facilitate exploration drilling to test the depth of the extension of the 84 orebody, which is the primary production area of the mine.
     An advanced exploration program on the Thompson North zone, located below the 3,600-foot level of Thompson Mine, continued in 2005. Approximately 480 metres of development work and 22,433 metres of diamond drilling were completed, confirming the continuity of high-grade nickel mineralization indicated by previous, widely-spaced drilling over a 600-metre strike and 150 metres down-dip. This exploration drilling will continue in 2006. Some 5,040 metres of diamond drilling were completed from the 1,600-foot and 2,400-foot levels of Thompson Mine in 2005 to determine the continuity and thickness of nickel sulphide mineralization in the upper portion of the Thompson 1D orebody, which is currently being mined. The results are, we believe, encouraging and justify the continuation of this program in 2006. In addition, surface drilling continued north of the T-3 shaft of Thompson Mine to assess the potential for a deposit that could be accessed by open pit mining. 1,838 metres of diamond drilling and 231 metres of overburden drilling were completed in 2005. The evaluation of a zone immediately north of the T-3 shaft over a strike length of 270 metres above the 400-foot level was encouraging and further evaluations will be conducted in 2006. The 2006 drilling program is planned to focus on a second zone of mineralization near surface that is located 1,200 metres further north. An economic analysis was completed on the extensions of the Thompson deposit to depth and to the north where additional exploration potential has been identified. To adequately test all of the Thompson extensions in a timely and most cost-effective manner, a dormant 3,600-foot level exploration drift is planned to be reconditioned to provide access for exploration drilling. Preparation for this work began in 2005 and exploration drilling and down-hole geophysical surveys are scheduled to be conducted from this drift in 2006.
     In August 2005, Inco announced the development of a portion of the Thompson 1-D orebody located between the 3,600-foot and the 4,000-foot levels of Thompson Mine. The cost of this project is estimated to be $34 million. Designated as the “602 zone”, this portion of the orebody contains estimated proven and probable ore reserves of 4.7 million tonnes grading 2.2 per cent nickel. The planned production rate from the 602 Zone is 2,180 tonnes of ore per day, beginning in 2008 and extending through to 2015. Development was initially planned to begin in mid-2006. However, a decision was made in October 2005 to advance the start of the project by six months and development work for the project began in late 2005.
     At Pipe Mine, which operated between 1970 and 1985, historical drilling data from the area beneath the open pit and extensions of the mineralization to the north were assessed in 2005 based on an open pit mining method. A program of pulp re-assaying, diamond drilling and metallurgical testing is planned for 2006 to further evaluate this mineralization.
     In 2005, exploration continued at the Mel project, located 25 kilometres north of the City of Thompson, under the terms of an agreement with Nuinsco Resources Limited (“Nuinsco”) which was entered into in August 1999. The agreement grants Nuinsco the right to acquire the mineral lease that covers the Mel deposit and 60 contiguous mining claims by incurring total expenditures of Cdn.$6 million by February 2006, subject to Inco’s right to buy back a 51 per cent interest in the deposit by spending the next Cdn.$6 million over a further four-year period. Nuinsco had spent approximately Cdn.$4 million on the deposit by the end of February 2006 and is currently negotiating with Inco to amend the August 1999 agreement. Under the terms of this agreement, all production from any commercial quantities of ore discovered would be delivered to our Thompson facilities for processing on then-prevailing market terms. During 2005, Nuinsco funded a program of diamond drilling, overburden drilling and a pulse electro-magnetic borehole survey on the Mel mineral lease and mining claims. A total of 2,506 metres of diamond drilling, 94 metres of overburden drilling and the electro-magnetic survey were completed under this program. Massive sulphide was intersected on the mining claims but no significant nickel mineralization was found. However, the electro-magnetic survey identified two strong conductors that warrant further work. A scoping study to consider an open-pit mining approach for the deposit was completed in 2005, but the project economics were unfavorable due largely to the low shear strength of the deep, clay-rich overburden which negatively impacts the design of a potential open-pit mine.
     In 2005, exploration continued at the TNB South project, located approximately 100 kilometres southwest of the City of Thompson. The property covered by this program is contiguous with the southwest boundary of the OIC Leases held by Inco and extends 50 kilometres further to the southwest. Canadian Royalties Inc., under the terms of an agreement entered into with Inco in November 2003, has the right to earn a 50 per cent interest in the property covered by the agreement by funding 100 per cent of exploration expenditures totalling Cdn.$5 million over five years. Inco has a right of first refusal on all production from any commercial quantities of ore discovered. During 2005, line cutting, 27 surface electromagnetic (UTEM) surveys and 2,195 metres of diamond drilling were completed. Some of the boreholes intersected massive sulphide mineralization, but no significant nickel mineralization was found. Additional diamond drilling is planned for 2006.
     In 2005, field exploration apart from Inco’s producing mines and development projects focused on Australia, Brazil, Canada, China, Greenland and Finland.
     In Brazil, exploration on the Aguapei property, located in the state of Mato Grosso, continued under our joint venture letter of intent with Japan Oil, Gas and Metals National Corporation that was entered into in 2004. Drilling intersected anomalous nickel values hosted by sulphide-bearing mafic and ultramafic rocks, leading to a decision by the joint venture to expand the property by staking additional mineral claims. An option agreement was entered into with Rio Gameleira Prospecção E Geologia Ltda (“Gameleira”) in March 2005, allowing Inco to earn an interest in the nickel rights in a series of properties held by Gameleira in the Tocantins area of Brazil. Work in 2005 included geological, geophysical and geochemical surveys. The results of these surveys will be reviewed in 2006 to determine if there are any targets that warrant drilling. Inco also entered into a data evaluation agreement with De Beers Brazil Ltda (“DeBeers”) in October 2005. This agreement provides Inco with access to DeBeers’ geochemical database and physical samples for an area of interest in northern Brazil. In December 2005, Inco also entered into subscription and exploration agreements with Perth, Australia-based Mirabela Nickel Ltd. (“Mirabela”) covering several nickel properties held by Mirabela in Brazil. Under the subscription agreement, in December 2005 and February 2006 Inco purchased approximately 10 per cent of the shares of Mirabela on a fully-diluted basis. The exploration agreement allows Inco one year to evaluate its interest in three Mirabela properties and then enter into an option and joint venture agreement on agreed upon terms and conditions.
     In Australia, Inco continued grassroots nickel sulphide exploration on a number of properties that we either acquired by staking or obtained the right to explore under option and/or joint venture agreements with the owners of the properties. In Western Australia, a deep penetrating geophysical survey was carried out over the Loongana property with negative results, and our option agreement with Helix Resources Limited was subsequently terminated. Late in 2005, having met our funding commitment under our joint venture agreement with LionOre Australia Pty Ltd., ongoing exploration work under that agreement ended. Following the completion in early 2005 of a drilling program that began in 2004, our Polar Bear Nickel joint venture with Plutonic Operations Limited and four other Australian mining companies was terminated. Geochemical and geophysical surveys were completed, followed by the drilling of eight boreholes, on the Southern Hills property in Western Australia under a joint venture agreement entered into with FraserX Pty Ltd. in November 2004. The analytical results from this work are not yet available. In 2005, Inco staked a large property position at Bangemall in Western Australia covering a strong gravity and magnetic feature. In South Australia, following extensive geophysical surveys, we terminated our option agreements with PlatSearch NL and Adelaide Exploration Limited. Ground geophysical surveys were carried out over the Black Hill properties in South Australia and targets are scheduled to be drilled in 2006. In New South Wales, an extensive program of geological, geochemical and geophysical surveying on the Koonenberry property led to the discovery of a gossan zone that returned anomalous copper and nickel values. Further work on this property is planned for 2006. Finally, several properties were staked in the State of Victoria in 2005 to cover conceptual targets based on magnetic data and exploration results from previous explorers.
     Subscription and farm-in joint venture agreements were entered into with Heron Resources Limited (“Heron”) in April and July 2005. Under the subscription agreement, Inco acquired approximately 10 per cent of the shares of Heron and has the right to participate in future offerings of shares by Heron in order to maintain its percentage interest. The farm-in joint venture agreement provides Inco with the opportunity to acquire a 60 per cent interest in Heron’s extensive nickel laterite properties located in the Kalgoorlie area of Western Australia by achieving certain milestones staged over several years. In 2005, Inco began exploration drilling on certain of the properties.

     In Canada, Inco has active joint ventures with Aurora Platinum Corp., Soquem and Superior Diamonds Inc. to explore certain areas in Ontario and Quebec using historic Inco airborne and ground follow-up geophysical data. Inco retains a right to purchase any nickel, copper and PGMs produced from the properties covered by these joint ventures, as well as the right to buy back into any properties acquired or elect to take a royalty. Inco is using the balance of its historic airborne database to develop nickel-PGMs targets throughout Canada which are being followed up with surface exploration under a continuing program. On Baffin Island, the first season’s exploration work was completed in 2005 under a data-sharing agreement with De Beers Canada Exploration Inc. which was entered into in October 2005. Certain anomalies that were identified are planned to be drilled in 2006.
     In Greenland, an option and joint venture agreement was entered into with Diamond Fields International Ltd. (“DFI”) in June 2005, under which Inco had the right to earn an interest in a property held by DFI in Greenland. Geophysical surveys followed by drilling were carried out and the agreement was terminated by year-end 2005.
     In northern Finland, Inco is exploring for nickel-copper-PGMs deposits in the Lapland area under a joint venture with Korea Resources Corporation that was entered into in December 2004. Initial ground mapping, prospecting, geophysics and geochemistry surveys were carried out. These were followed by preliminary drilling. Further ground has been applied for and the area of the joint venture has been expanded for 2006. In central and southern Finland, Inco entered into an agreement with Polar Mining Oy in August 2005 to assess data and delineate new projects.
     Inco continued to evaluate exploration projects in China during 2005. Exploration continued on the areas covered by two cooperative joint venture agreements in Jilin province, one with Jilin Nickel Industry Group Ltd. and the other with Geological Survey Institute, Jilin Province. Preliminary drilling and a helicopter-based airborne geophysical survey and ground surveys were completed in 2005. Exploration is planned to continue under these agreements in 2006 with drilling and follow-up surveys when the land positions have been secured. Preliminary ground reconnaissance surveys were carried out under memorandums of understanding covering exploration areas in Yunnan province and in Sichuan province in early 2005. We continue to evaluate other exploration targets in China.
     In February 2003, Canico Resource Corp. (“Canico”) acquired a 100 per cent ownership interest in Inco’s Onça Puma nickel laterite property in Brazil. Under the agreements covering this transaction, Inco received an equity interest in Canico and Inco agreed to (i) purchase and process all matte produced from any mine on the property under an offtake agreement, and (ii) act as Canico’s sales agent for all nickel commodities produced from any such mine (other than those purchased by Inco) and earn a commission of 2.75 per cent on those sales. On November 30, 2005, we tendered our holding of 5,732,473 common shares of Canico to a take-over bid made by Companhia Vale do Rio Dolce of Brazil and received Cdn.$20.80 per share, realizing a gain of about $88 million.
     See “Voisey’s Bay Nickel Company Limited – Voisey’s Bay Deposit” above for information on exploration activities at the Voisey’s Bay project.
     All of the estimated ore reserves referred to in this section are included in the tables under “Ore Reserves” and “Mineral Resources” above.
     Research and Development
     Inco’s central research and development facilities, J. Roy Gordon Research Laboratory (“JRGRL”), are located in two separate buildings in Sheridan Park, Mississauga, Ontario. JRGRL is operated by Inco Technical Services Limited (“ITSL”), a wholly-owned subsidiary of Inco Limited. ITSL also provides engineering, project management and information technology services to Inco’s operating locations and development projects. Our research and development activities at JRGRL are organized into two groups, process research and product research.
     Inco believes that it is a nickel industry leader in research and technology development. Our research and development focus continues to be closely aligned with our key strategic objectives. Our major research and development projects currently include the development of metallurgical and environmental process improvements for existing operations, process development work for our Voisey’s Bay and Goro projects, and the development of proprietary, value-added nickel products. Research and development expenditures totalled $35 million in 2005, compared with $29 million in 2004 and $27 million in 2003, representing continued significant expenditures on the hydrometallurgical research and development program for the Voisey’s Bay project.
     ITSL’s process research and process engineering groups work in close cooperation with personnel at Inco’s operating locations, and with the Voisey’s Bay and Goro project teams. At Inco’s existing operations, this work is aimed at developing opportunities for increased operating earnings through process modifications. At our Ontario operations, the process research group continued to assist in improving metals recoveries at the Clarabelle Mill, concentrating in particular on modifications to grinding and mineral liberation operations. Testing was also conducted on copper-nickel separation techniques for the Clarabelle Mill and on improvements in matte separation at the Copper Cliff Smelter. ITSL also continued to work with the Copper Cliff Smelter to improve its operating efficiency and reduce costs by making changes to its operating procedures and improvements to the integrity of its furnaces, converters and kilns. Work also continued on equipment and flow-sheet modifications to enable emissions reductions from this smelter. In the Copper Cliff Nickel Refinery, innovations developed as a result of ITSL-sponsored research programs contributed to higher throughputs and improved equipment reliability.
     At our Manitoba operations, we made progress on a project to begin smelting through the operation of a single furnace. Previous testing indicated that it may be possible to economically increase the grades of the concentrates that are smelted. To investigate anticipated challenges in the single-furnace smelting operation, computer modeling is being employed to identify limitations in the operations’ converters and to develop ways to eliminate bottlenecks.
     The process research group is also responsible for developing cost-effective, environmentally responsible processes for the recovery of nickel, cobalt and copper from the Voisey’s Bay and Goro ores. During 2005, this group continued its successful mini-pilot plant program to develop and demonstrate proprietary hydrometallurgical leaching and refining processes for the Voisey’s Bay project. Mini-pilot plant testing of acid leaching of concentrates was completed and the technology was transferred to the Voisey’s Bay demonstration plant at Argentia, which began operations in October 2005. The stability of leach residues in the natural environment remains a focus of laboratory and demonstration-scale studies. The mini-pilot plant at JRGRL was also used to scope process alternatives for matte refining. A number of different approaches were investigated and a program for further study in 2006 was formulated and initiated.
     Inco continued to maintain a highly-focused product research group that concentrates on creating and commercializing new, proprietary, value-added nickel products, as well as new applications for existing products. It also provides technical support to customers for these products. The product research group works in close collaboration with Inco Special Products, which has responsibility for all business activities related to our specialty nickel products. Projects are led and conducted using cross-functional teams. A stage-gate process is employed to evaluate the potential technical and business success of proposed projects.
     A filamentary nickel powder with modified properties that is capable of enhancing electrode porosities in rechargeable batteries was developed through joint efforts between ITSL and our Clydach Refinery. This new nickel powder was introduced into the marketplace in 2005 as Type 240. Working with our electrolytic nickel foam plants in Shenyang and Dalian, China, ITSL provided technical support and suggestions for improvements to the electrolytic production of high-quality INCOFOAM8 nickel foam aimed particularly at hybrid electric vehicles. In separate development efforts, ITSL also researched the production and properties of superior cathode materials for lithium-ion batteries and began plans for pilot-scale studies on the production of these materials. In 2005, technical assistance and product improvement work continued for three nickel powder products that were recently introduced into the marketplace. These new products, T110PM for use in powder metallurgy and INP-400 and INP-600 for applications in multi-layer ceramic capacitors, are all based on extra-fine nickel products produced using Inco’s carbonyl technology.
     Working with internationally-based partners and contractors, Inco has developed a process for manufacturing nickel-based alloy foams that are resistant to corrosion and high temperatures. The material has been tested for applications in diesel exhaust gas treatment systems and has demonstrated effectiveness at removing particulates. A pilot plant is being constructed at Heufeld, Germany to demonstrate the process on a larger scale and produce material for commercial-scale testing.
     Metals Recycling
     Inco’s subsidiary, The International Metals Reclamation Company, Inc. (“Inmetco”)9, located near Pittsburgh, Pennsylvania, is a world leader in metals recycling. Using proprietary Inco technology, Inmetco recycles nickel, chromium and iron from stainless steel mill and metal finishing wastes and nickel and cadmium from spent batteries.
     Inmetco’s net sales to customers, which are included in “Other” in the table under “Sales” above, were $46 million in 2005, compared with $50 million in 2004 and $35 million in 2003.

[8]	Inco trademark

[9]	Inco trademark

     Certain feedstocks and by-products of Inmetco’s process are regulated as hazardous or residual wastes by the U.S. Environmental Protection Agency (the “EPA”) and the Commonwealth of Pennsylvania. While such regulation increases the demand for Inmetco’s services in some respects, it also increases Inmetco’s operating costs. We expect that in the years ahead EPA and the Commonwealth of Pennsylvania may issue a number of new regulations that could impose additional costs on Inmetco’s operations. We are not, however, able to predict at this time the effect that such additional regulations could have on its operating costs and financial condition.
     Environment, Health and Safety
     Inco’s operations are subject to numerous environmental laws and regulations relating to, among other areas, air emissions, water discharges, soils, recycling and waste management, decommissioning and reclamation, and employee health and safety. While environmental requirements vary considerably from country to country, future laws and regulations may be expected to impose stricter environmental requirements on the mining and metals processing industries in general, and on specific uses of certain metals. We devote considerable resources to our performance under and compliance with the environmental, health and safety laws and regulations to which we are subject. However, the impact of future laws and regulations in these areas on the Company cannot be predicted with any degree of certainty.
          Environmental and Health and Safety Management Systems
     In 2001, Inco’s Canadian operations began to develop and implement formal environmental management systems conforming to the Mining Association of Canada’s Environmental Management Framework (the “EMF”). The EMF also conforms to the ISO 14001 Environmental Management System Standard (“ISO 14001”). Our operations in the United Kingdom, as well as ITL, Jinco and Taiwan Nickel have been certified to ISO 14001.
     In order to conform to ISO 14001, in 2001 we broadened our environmental, health and safety policy to include policies related to social responsibility and sustainable development and to include pollution prevention as a key element of this policy. Work also began on the identification and ranking of environmental aspects and effects relating to our operations and the development of action plans to deal with any significant environmental effects.
     Also in 2001, Inco established an internal working group to undertake an analysis of current occupational health practices and activities in our operations in Canada and the United Kingdom with a view to creating a single overarching health management system which would provide a mechanism for workplace health management to assist in meeting applicable legal and other health requirements. In mid-2002, we elected to develop an integrated health, safety and environmental management system consistent with the OHSAS 18001 Occupational Health and Safety Management System (“OHSAS 18001”), the ISO 9001 Quality Standard, ISO 14001, and the EMF. In 2005, each Inco operation began implementing this system and this process is expected to be completed on a Company-wide basis by the end of 2006.
          Environment, Health and Safety Audits
     Inco conducts environment, health and safety (“EH&S”) audits at its wholly-owned operating facilities as well as at operations in which it has at least a 50 per cent equity interest and at certain affiliates in which it has less than a 50 per cent equity interest. Inco’s EH&S audit program supports our EH&S policy and is intended to provide senior management with assurance that appropriate systems are in place to effectively manage EH&S risks and to ensure compliance with applicable EH&S legislation, Inco’s corporate guidelines and each facility’s policies and procedures.
     The current focus of our EH&S audits has been on conducting management system audits that seek not only to identify problems but also to examine the root cause of these problems and correct deficiencies in the system. The program currently covers 17 key areas (six environmental, two health, eight safety and one administrative). Audit results are reported to the facility management, which develops an action plan to correct any deficiencies. The Environment, Health and Safety Committee of Inco’s Board of Directors oversees the program, reviewing audit findings and action plans. EH&S audits were conducted at eight Inco facilities worldwide in 2005.

          SO2 Emissions
     Sudbury
     Total sulphur dioxide (“SO2”) emissions at Inco’s Ontario smelting operations were 194,000 tonnes in 2005, below the current maximum SO2 regulatory emission limit of 265,000 tonnes which was established by the Government of Ontario in 1994. These emissions totalled 209,000 tonnes in 2004 and 169,000 tonnes in 2003.
     In February 2002, the Ontario Ministry of the Environment (“MOE”) issued a control order (the “February 2002 Control Order”) that requires us to reduce SO2 emissions by 34 per cent from the current limit of 265,000 tonnes to 175,000 tonnes at our Ontario smelting operations by the end of 2006. The February 2002 Control Order also reduced the limit for SO2 ground level concentrations (“GLCs”) by 32 per cent, from the then current level of 0.50 parts per million (“ppm”) to 0.34 ppm. GLCs refer to the concentrations of SO2 at ground level after being emitted from the emissions stack and forced to the ground by atmospheric conditions rather than being dispersed. Fugitive emissions (emissions which are caused when SO2 gases exit our operations through roof ventilation equipment, windows, doors and other openings) are also controlled under this order. During 2005, there were four exceedances of the new GLC limit (three from the stack and one fugitive). This compares with 11 exceedances in 2004 (nine from the stack and two fugitive) and seven exceedances in 2003 (four from the stack and three fugitive). The increase in exceedances in 2004 was due in part to the imposition by the MOE of a new method of counting exceedances. Under the new method, an event that registers as an exceedance on more than one monitor is counted as a separate exceedance for each monitor that registers the exceedance. We are subject to possible regulatory action, including fines, as a result of these exceedances, but we have not received any indication from the MOE whether or not any charges will be laid. In order to continue to meet the SO2 emissions and GLC limits, it is likely that the Ontario operations’ smelter will be operated at reduced capacity for brief periods over the next few years when adverse meteorological conditions, such as temperature inversion events or the absence of wind, for plume dispersal exist. We do not, however, currently expect that compliance with the annual SO2 emission limits from our smelter operations or GLC levels as set forth in the February 2002 Control Order will have any significant effect on our costs, operating procedures or annual production of nickel and other primary metals from our Ontario operations, subject to the other applicable requirements discussed below.
     We are currently implementing an investment of approximately $90 million in fluid bed roaster (“FBR”) off-gas scrubbing technology intended to reduce SO2 emissions to the new levels mandated by the February 2002 Control Order by the end of 2006. The FBR project is also expected to have the added benefit of decreasing total metal emissions of nickel, copper, arsenic and lead by 80 to 100 tonnes per year. The FBR project involves the installation of water scrubbers that clean the SO2 gases by removing principally particulate matter. The SO2 gases are then directed to the acid plant to be converted into sulphuric acid. The FBR project will also provide us with the ability to treat the same types of gases coming from certain other smelting furnaces. In 2005, the water scrubbers and modifications to the acid plant were completed in readiness for the commissioning of the FBR project in the second quarter of 2006. As part of the February 2002 Control Order, we will also be required to (i) continue research into the technology and economics of further reductions in SO2 emissions and (ii) report annually to the MOE and the public on the progress of this research program. The February 2002 Control Order calls for a final report on achieving the additional reductions to be submitted by December 31, 2010.
     In October 2005, the Ontario government enacted legislation that created new ceilings or caps on SO2 emissions from our Sudbury smelter to be applicable over the 2006 – 2015 period. This legislation also established emission allowances that could be banked or traded (bought or sold) in an emissions trading market. In 2006 the ceiling or cap under this legislation that applies to our Sudbury smelter is approximately 256,000 tonnes. This cap declines to no higher than 175,000 tonnes in 2007 and could be lower depending upon actual production rates over the 2004 – 2006 period. Beyond 2007 and through 2014, this annual cap could be lower than 175,000 tonnes depending upon actual production rates over a three year rolling period. In 2015, this cap will fall to 66,000 tonnes. We believe that, given the implementation of the FBR technology referred to above and our ability to bank and purchase emission allowances over this period, we will be able to meet the caps over the 2006 – 2014 period without seriously affecting our currently planned production rates at our Ontario operations or requiring significant capital expenditures beyond what we currently estimate. We cannot, however, predict at this time what additional capital expenditures would be required and the technology that could be implemented to meet the 2015 cap and what impact that cap would have on our production in Ontario, results of operations and cash flow from operations.
     In September 2004, the Canadian federal environmental agency, Environment Canada, published a notice indicating its intention, under the requirements of the Canadian Environmental Protection Act (“CEPA”), to control emissions from base metal smelters and refineries using pollution prevention planning and a code of best practices for this sector. The notice also indicated a set of emission targets that each smelter in Canada, including our facilities in Ontario and Manitoba, would be expected to meet. Environment

Canada provided for an 18-month period from September 2004 for companies to indicate whether they could develop a plan to meet their proposed new targets on certain emissions. In response to this initiative, we have proposed that target levels for such emissions to be established by Environment Canada for our Ontario operations mirror the target levels developed by the Ontario Government. As discussed below under “Thompson”, we also proposed that any target level from our Manitoba operations be deferred. We do not know at this time what target levels Environment Canada may decide to set for our Ontario operations and over what period of time. Depending upon the difference in those target levels from what currently applies to our Ontario operations for the currently applicable periods and beyond, we may not be able to meet such levels without making very significant capital expenditures, and compliance with such levels could materially adversely affect our production levels, our financial results and cash flow from operations.
     Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in the emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the federal government of Canada released an initiative to address certain causes of climate changes. The specific requirement of this initiative is also to limit the discharge of carbon dioxide and other greenhouse gases. Neither the Kyoto Protocol nor this other initiative has as yet established what the specific allocation of reductions among various sources of greenhouse gases would be. In August 2003, the federal government of Canada released certain principles covering the Kyoto Protocol intended to be used to implement the objective of having the oil and gas, thermal energy and mining and manufacturing sectors reduce greenhouse gases by certain specified limits. While during 2004 there was relatively little progress made by the federal government of Canada on advancing the implementation of greenhouse gas emission reductions as part of the Kyoto Protocol, in April 2005 Canada announced its so-called Project Green as part of the federal budget, intended to implement at least certain aspects of the Kyoto Protocol. This project provided for the overall reduction of greenhouse gases (“GHGs”) by so-called large final emitters (“LFEs”) such as leading metals and mining, energy and other companies, including ourselves, by 45 million tonnes. In July 2005 the federal government published a notice intended to outline certain principles for this project, including exactly what types of companies would be viewed as LFEs, and the level of GHGs reductions to be implemented by LFEs over the 2008 – 2012 first phase of the Kyoto Protocol. It is currently expected that we, as an LFE, could be required to reduce our GHGs intensity (based upon direct energy used and actual production) by 12 to 17 per cent from the base year of 2000 to be calculated for and applicable only for smelting and refining emissions. This reduction could result in a cost to us, based upon how these reductions are to be assessed, of in the order of $2 million. In November 2005, the federal government designated GHGs as toxic under CEPA, thus giving it the authority to regulate GHGs such as carbon dioxide under CEPA. We do not know what additional steps the federal government might take through CEPA to reduce GHGs and the impact those steps could have on our operations and cash flow.
     While the precise impact of the Kyoto Protocol and its ratification or confirmation on our operations in Canada and the operations of others who provide energy or other products or services to us is uncertain at this time, we anticipate that compliance with these initiatives could have a significant adverse effect on our results of operations and costs.
     Thompson
     Inco’s smelter at Thompson, Manitoba operated during 2005 under a regulation issued by the Manitoba government which limits emissions of SO2 from Inco’s Manitoba ores to 23,000 tonnes per month and 220,000 tonnes per calendar year. We met both of these limits during 2005, with the total of such emissions being 180,000 tonnes for the year. These emissions totalled 192,200 tonnes in 2004 and 191,000 tonnes in 2003.
     As noted above under “SO2 Emissions – Sudbury,” the September 2004 notice published by Environment Canada under CEPA included a proposed set of targets for emissions that each smelter in Canada would be expected to meet. In response to this initiative, we have proposed that the reduced target levels for our Manitoba operations be deferred until 2020. We do not know at this time what target levels Environment Canada may decide to set for our Manitoba operations and over what period of time. Depending upon the difference in those target levels from what currently applies to our Manitoba operations for the currently applicable periods and beyond, we may not be able to meet such levels without making very significant capital expenditures, and compliance with such levels could materially adversely affect our production levels, our financial results and cash flow from operations.
          Port Colborne and Sudbury Soils
     Inco has been working with regulatory authorities and other interested parties to evaluate elevated levels of nickel and other metals in soils located in the vicinity of our processing facilities in Sudbury and Port Colborne, Ontario that may have been affected by the historical emission of windblown metal-containing particulates. Reference is made to “Port Colborne Soils” and “Sudbury Soils” below. The processes and criteria by which remediation requirements are determined in Ontario were issued by the MOE as a guideline in 1996 (the “Guideline”). The Guideline specifies numerical soil concentrations above which environmental and human health concerns are considered sufficient to warrant detailed risk assessments. Inco voluntarily agreed to conduct such risk assessments and to remediate soils as necessary to reduce risks to negligible levels in both the Sudbury and Port Colborne areas. In October 2004, after formal community-based risk assessments were begun, the MOE issued a new regulation under the Ontario Environmental Protection Act (the “Regulation”) which incorporated the Guideline. Since October 2004, Inco and the MOE have been discussing when and under what circumstances the community-based risk assessments relating to Port Colborne and Sudbury would be subject to the Regulation. Based upon these discussions, it is unclear at this time whether these community-based risk assessments which are being funded by Inco will fall under the Regulation, but we plan to complete our detailed scientific measurements and risk assessments for these two communities and continue our discussions with the MOE with respect to how those findings would satisfy the site-specific requirements specified in the Regulation.
Port Colborne Soils
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
     The soil sampling carried out by the MOE in Port Colborne showed lead levels higher than the generic levels established by the MOE, but completely within the range found in older communities throughout North America. It is generally believed that high lead levels in these communities were caused principally by use of lead-based paints and leaded gasoline until the mid-1970s and the improper disposal of lead-acid automobile batteries. Even though the Port Colborne refinery emitted some lead-containing particulates during its approximately 80 years of operation, an inventory of such emissions, together with air dispersion modelling, has shown that expected soil lead concentrations from such emissions represent only a small fraction of the lead observed in the soil. A comprehensive report on lead as a CoC within the CBRA process was prepared by a consultant to Inco in 2003 and was peer reviewed in 2004. This report confirmed that Inco should not be held responsible for the lead found in soils in Port Colborne. In 2005, an ad-hoc taskforce was formed by the technical subcommittee of the PLC to educate homeowners in Port Colborne about the risks associated with lead exposure. The taskforce includes the MOE, the Regional Public Health Department, the City of Port Colborne, the technical consultant to the PLC and two citizens of Port Colborne. Inco is assisting this effort by making the services of the technical consultant available to the taskforce at Inco’s expense.
     The objective of the CBRA process has been to assess human and environmental health risks from multi-pathway exposures to CoCs in Port Colborne. If risks were found to exist at unacceptable levels, as defined by governmental authorities, then the CBRA process would also recommend options for the remediation of soils to remove those risks. As a result of this effort, the CBRA is intended to be able to derive Port Colborne-specific soil concentrations for each CoC that will not be a risk for environmental and human receptors in the community and all soil types and uses occurring in the community. Significant progress was made in 2003 with the completion of two draft reports, one on the natural environment and the second on commercial crops. Both of these reports underwent extensive review by the consulting company hired to assist the PLC and by external independent peer reviewers. Revisions to these draft reports in response to the reviews were completed in mid-2004. The natural environment risk assessment looked in detail at 14 valued ecosystem components which served as sentinel species for all species in the Port Colborne environment. The only species that showed a potential risk to soil nickel levels was the earthworm, which showed a possible decrease in earthworm population in certain woodlots, but the woodlots themselves were healthy. Protection of earthworm populations in woodlots may be very difficult to accomplish without harming the woodlot itself. Options for remediation will be investigated as part of the CBRA process in 2006.
     The agricultural crops risk assessment used a number of sentinel crops, including oats which is a very nickel-sensitive crop. Both field and more highly-controlled greenhouse experiments were conducted to derive “Predicted No Effect Levels” for nickel in the four soil types found in agricultural sites in Port Colborne. While the results of the CBRA process have not yet been finalized, based on the information available to date, it appears that several hundred hectares of agricultural process land could require additional sampling and remediation. Tests indicate that the addition of limestone to the soils to adjust soil acidity and the addition of manganese to overcome a potential deficiency would represent a cost-effective remediation solution for all farm sites. Such a solution would not be expected result in a significant expenditure on the part of the Company.
     A third report concerning human health risks was completed and peer reviewed in 2004, and an addendum to this report was completed and peer reviewed in 2005. Both cancer and non-cancer health effects were evaluated. This report showed no risk to humans at any individual life stage or to humans receiving a reasonable maximum daily intake of nickel over a 70-year lifetime. The risk to humans appeared to be at nickel levels in the soils above 84,000 ppm. This assessment has used more accurate site-specific information than was available to the MOE when it conducted its assessment in 2002. There are no sites within Port Colborne that require remediation for protection of human health.
     The fourth major report associated with the CBRA process has been referred to as the integration report. This report was completed in draft form in January 2006 and is subject to review by the technical subcommittee of the PLC. Comments from the public will be solicited in 2006 after this review has been completed. This report summarizes the findings of the technical risk assessments and explains the process by which properties are to be dealt with if they require remediation. It is expected that all of the CBRA reports will be submitted to the MOE for approval by mid-2006.
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
     The purported class action proceeding originally filed against Inco and several other parties under Ontario class action proceedings legislation claimed Cdn.$600 million in compensatory damages and Cdn.$150 million in punitive damages covering certain residents who lived in the Port Colborne area since 1995 and allegedly suffered a decline in their property values as a result of, and health and other injuries from exposure to, metals and related emissions from the refinery. In June 2002, hearings were held in the Ontario Superior Court of Justice to consider whether this action, or any portion of it, should be certified to proceed as a class action. In July 2002 the court rejected certifying any part of the action as a class action. The nominal plaintiff appealed this decision and the appeal, which revised the original pleadings and focused only on the plaintiff’s claim for damages for property value diminution, resulting in a significant reduction in the number of citizens that the plaintiff is purporting to represent, was heard in June 2003. In February 2004, the Ontario Divisional Court rejected the plaintiff’s appeal. The plaintiff subsequently sought leave (permission) to appeal to the Ontario Court of Appeal. Leave to appeal was granted and the appeal concerning whether this action should be certified as a class action under applicable Ontario law was heard in May 2005. In November 2005, the Ontario Court of Appeal overturned the decision of the Ontario Divisional Court and certified the action as a class action, but the certification was limited to claims for declines in property values. Inco filed a motion to the Court of Appeal on January 17, 2006 to correct certain factual errors in the Court’s written decision and to settle the precise terms of the formal order to be issued. Inco also filed a motion in February 2006 for leave to appeal the Court of Appeal’s decision to the Supreme Court of Canada. If such appeal is not heard, then this proceeding would move forward as a class action.
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
     Notwithstanding the legal actions regarding the March 2002 Order, Inco kept its voluntary remediation program open for the original 16 properties and extended it to the additional nine properties identified by the MOE in the March 2002 Report as having in excess of 8,000 ppm nickel in soil at depth (the “25 Relevant Properties”). Three property owners chose to participate in our voluntary remediation program to have us remove and replace the soil on their properties in 2001 and two more participated in 2002. All but one of the remaining 20 of the 25 Relevant Properties were remediated in 2004. The final property was scheduled for remediation in June 2005 but the owners of the property decided not to proceed with the remediation.
     In April 2001, in response to the draft order accompanying the March 2001 Report, Inco voluntarily undertook additional sampling in residential areas adjacent to the area where the 25 Relevant Properties were located. Based upon this additional sampling by Inco, no additional properties were found to require remediation.
     As part of the CBRA process, Inco agreed to carry out a special health survey of Port Colborne residents, to be conducted by a team of medical experts, to determine if adverse health effects linked to CoCs in the soils are currently being experienced by people in the community. We retained Ventana Clinical Research Corporation (“Ventana”) to conduct this work. During 2001, Ventana interviewed citizens in the community and medical professionals and presented a conceptual scope of work in October 2001. This scope of work was reviewed, revised and prioritized by the stakeholders during 2002. A study of the incidence of hospital admissions in Port Colborne relative to a number of comparative communities was completed in December 2003 but significant problems with the method of statistical analysis were found during peer review. As a result, the study was revised and reissued in October 2004. A second study on self-reported health status was completed in November 2004 and has been peer reviewed. A determination of the need for potential case-control studies, based on the results of the two completed studies, is being made by a panel of scientific and medical experts. Their report is expected to be completed in 2006. Another proposed study on the incidence of cancer among the Port Colborne population has been hampered by scientific design problems and it is unlikely that it can be conducted.
     Given the existence of various legal appeals and scientific and medical studies currently underway, it is not possible to predict at this time the effect that these actions and studies could have on the Company’s business, results of operations and financial condition.
     Sudbury Soils
     In September 2001, the MOE released a report indicating that it had analyzed soil samples collected within the Sudbury area for various substances, including arsenic and certain other metals. This report stated that nickel, copper, cobalt and arsenic in some soil samples were in excess of the applicable MOE guidelines and that the elevated concentrations of these metals in the soils were attributable to the history of nickel-copper mining and smelting in the area by Inco and Falconbridge. The two companies agreed to jointly fund risk assessments for human and environmental health in the Sudbury region. They also joined the MOE in extending soil sampling to areas that were undersampled.
     The Sudbury area soil data in the MOE report showed nickel concentrations lower than those found in Port Colborne soils, but the potentially affected area in Sudbury is larger than in Port Colborne. Some of the work being conducted at Port Colborne will be applicable to Sudbury, but the risk assessment for Sudbury is to be based on the specific soil types located there. During 2001, the

City of Greater Sudbury, the Regional Health Department, the MOE, Inco and Falconbridge formed a technical committee (the “Sudbury Technical Committee”), with Health Canada participating on behalf of First Nations communities, to guide the risk assessment work on nickel, copper, cobalt and arsenic in soils and other related environmental media. This action was followed by the formation of a public advisory committee consisting of ten citizens and the appointment of a process observer responsible for reviewing the timeliness, effectiveness and transparency of the risk assessment process.
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
     Public consultation as part of this process was carried out in 2003 and will continue throughout the risk assessment process. The analysis of several thousand new soil samples was completed by SARA and two additional elements, selenium and lead, were added to the list of CoCs for the community. Recent indoor sampling indicated elevated levels of lead in certain residences. These data will also be evaluated as part of the studies being undertaken. Toxicology Excellence for Risk Assessment (“TERA”), a U.S.-based non-profit corporation, has been engaged to undertake the peer reviews of SARA’s work. The first volume (Background) of the SARA risk assessment report was issued in draft form in July 2005 and was commented on by the Sudbury Technical Committee. The second volume (Human Health Risk Assessment) was issued in draft form in October 2005 and is currently undergoing review by the Sudbury Technical Committee. The third volume (Environmental Risk Assessment) is expected to be issued in draft form in April 2006. It is impossible to predict what remediation may be recommended from these assessments but the Sudbury area has undergone successful re-vegetation efforts over the last several decades and has experienced a significant ecological recovery.
          Decommissioning and Reclamation
     Inco is committed to decommissioning its facilities, at both existing and inactive mine sites, in an environmentally sound manner commonly referred to as “progressive decommissioning”. In Ontario, progressive decommissioning is ongoing at the Copper Cliff tailings area where exposed tailings are being covered. In 2005, we continued to maintain more than 1,500 hectares of vegetated cover on inactive tailings for stabilization purposes. We also continued in 2005 our decommissioning and reclamation projects at both operating and non-operating properties in Ontario, including demolition and closure work at Shebandowan, Crean Hill and Frood-Stobie mines, re-contouring and capping Whistle Mine, tree planting and groundwater assessment. In Manitoba, our reclamation plans for Thompson Mine and the Thompson processing facilities were accepted by the Manitoba government. Reference is also made to “Future Removal and Site Restoration; Closure and Post-Closure Plans” below.
          Re-vegetation Programs
     A significant part of our environmental programs in both Canada and Indonesia involves the re-vegetation of mined-out lands and areas affected by mining and processing activities to return them to a natural state.
     In 2005, approximately 200,000 pine seedlings were grown in our surface greenhouses in Sudbury and a further 50,000 were grown in our underground greenhouse at Creighton Mine. Of these, 100,000 were planted on Inco property, predominantly in the tailings area, 75,000 were donated to local groups and special events and 75,000 are over-wintering in preparation for planting in 2006. In 2005, we aerially treated two sections of land in the Sudbury basin. A 17-hectare portion of cleaned bedrock at Whistle Mine was treated to assist with full-scale closure activities being undertaken at that site. A further 125-hectare portion of land located between Sudbury and Val Caron was also treated.
     At PT Inco in Indonesia, reclamation efforts continued to focus on returning to mined-out areas the waste rock and soil that was removed to access the ore and planting trees in these areas. The objective of this program is to maintain the size of the mine footprint to a maximum of 1,000 hectares and restore mined-out areas to their natural state. In 2004, the size of the maximum mine footprint that can be maintained without re-vegetation was increased from 650 hectares to 1,000 hectares, reflecting the increased mining activity associated with increased nickel production. By the end of 2005, the area of active mining at PT Inco totalled 938 hectares, with 2,844 hectares having been re-vegetated.

          PT Inco
     PT Inco’s operations are subject to environmental regulations and permits issued by the Government of Indonesia. PT Inco is in compliance with these permits except for intermittent releases of soluble nickel, manganese and chromium in its liquid effluent discharges into a small stream adjacent to its operations and the levels of emissions of particulates from its facilities. In recent years, PT Inco has implemented a number of projects which have reduced the levels of nickel, manganese and chromium in its effluent discharges and is continuing its efforts to bring these levels within the regulated limits. By dredging, PT Inco has been able to increase the retention capacity of its sediment ponds. During 2005, there were no exceedances of the Indonesian effluent discharge standards for nickel and manganese and only two exceedances (during the first quarter of 2005) of the hexavalent chromium standard. A temporary treatment facility to remove hexavalent chromium from the effluent has been set up and a permanent facility is expected to be commissioned in 2006.
     Since 2000, PT Inco has also had a program in place with the government for investigating the most effective way to further reduce its particulate emissions. This program included an action plan and periodic reporting to the government. PT Inco also initiated a dust handling program in 1999 to address issues associated with various dust-handling processes at PT Inco. This program included the installation of equipment, in particular additional electrostatic precipitators (“ESPs”), and other solutions to reduce dust emissions. The principal sources of dust emissions and other particulate emissions from PT Inco’s facilities are PT Inco’s dryers, reduction kilns, converters and electric furnaces. A new ESP was constructed and commissioned on one of PT Inco’s three dryers in 2001 and operated in 2002, so that all of PT Inco’s dryers had installed ESPs. This investment has resulted in a substantial decrease in dust from this source and PT Inco has been in compliance with permitted dust emissions levels from its dryers since the installation of the ESPs. Modifications to the ducting to one of PT Inco’s five kilns resulted in decreased dust emissions and these modifications were subsequently made to the other two similar kilns. Two newer kilns were equipped with ESPs and operate at low dust emissions, below permitted levels. By 2004, all five kilns at PT Inco were in compliance with permitted dust emission levels. PT Inco has also installed an automated pneumatic dust handling system which collects and transports dusts for reprocessing and standby blowpot systems have been installed on four of PT Inco’s kilns to allow maintenance to be performed without interrupting the control and collection of dust. The fifth kiln was constructed with standby blowpot capacity, thus providing that all five kilns now have this standby capacity. PT Inco’s three converters are in compliance with permitted dust emission levels. The principal remaining sources of dust emissions are PT Inco’s four furnaces. PT Inco and an independent engineering firm have studied and used a pilot test program to evaluate options for cleaning the furnace off-gases to meet permitted dust emission levels. During the first quarter of 2005, PT Inco commissioned dust control equipment on one of its four furnaces. Testing has indicated that this equipment has reduced dust emissions to below the Indonesian emission standard. Work has now begun to install similar equipment on the other three furnaces. This work is expected to be completed by the end of 2008.
     Workplace dust issues are also being addressed to improve workplace air quality. During 2005, further improvements were realized as part of PT Inco’s overall dust handling program, including the connection of the feed bin system for one of PT Inco’s furnaces to a dust collection system to allow for increased dust capture. The feed bin systems on the remaining three furnaces are scheduled to be connected to a similar dust collection system in 2006 and 2007. While PT Inco has (i) kept the relevant Indonesian governmental authorities aware of those situations where it has not been in compliance with certain emission limits as noted above, (ii) been working with these governmental authorities in respect of such regulatory issues and (iii) not received any indication from such governmental authorities that it would be subject to any penalties or sanctions for such exceedances, PT Inco may still be subject to regulatory actions by such governmental authorities for non-compliance with certain emission limits.
          Future Removal and Site Restoration; Closure and Post-Closure Plans
     The following includes information that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and in Notes 1 and 11 to the financial statements under Item 8 of this Report.
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
     In accordance with environmental regulations adopted by the Province of Ontario in 1991, we developed rehabilitation and site restoration plans associated with the eventual closure of our operations in that province. Three closure plans were filed by the end of 1997, having previously received approval from the Province of Ontario for the consolidation of our operating mines and properties in that province into 15 sites for purposes of closure plans, and the remaining 12 closure plans were filed by the end of 1998. As a result of provincial regulatory changes which became effective in 2000, the plans were re-filed to meet these changes in 2001. In 2005, we submitted a closure plan for Levack Mine. We have continued to develop future tailings disposal and water management alternatives to accommodate up to approximately 40 years of future production. We believe that cost-effective tailings disposal alternatives exist within the ongoing operating activities of the Sudbury operations which would limit site restoration at closure to a care and maintenance activity, thus significantly reducing the costs of such site restoration.
     In accordance with environmental regulations adopted by the Province of Manitoba in 1999, we have developed reclamation plans associated with the eventual closure of operations in that province. The Province of Manitoba has accepted the closure plans for all of our operations in the province.
     Closure plans for the proposed mine and mill facilities were prepared and submitted in 1998 in connection with the environmental review process of the Voisey’s Bay project in the Province of Newfoundland and Labrador. This plan, as updated, was submitted to the province in August 2004. Closure plans were also prepared for the Goro nickel project. The closure plan for the original tailings impoundment and overburden storage areas for the Goro project were included in our operating permit (installation classée) application dated May 2004. This operating permit was issued in October 2004 but will be subject to amendment or the issuance of a revised permit to reflect the revised project configuration developed as part of Phase 2 of the review process discussed under “Goro Nickel S.A.S.” above and, as a result of the revised project configuration, the closure plan may also have to be amended to take into account any changes to the tailings impoundment and other storage areas.
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
     Substantial environmental expenditures are incurred on an ongoing basis which are intended to significantly reduce asset retirement obligation costs that may otherwise be incurred following the closure of any sites. This progressive rehabilitation includes tailings management, land reclamation and re-vegetation programs, decommissioning and demolition of plants and buildings, and waste management activities. Operating costs associated with ongoing environmental and reclamation programs, including progressive rehabilitation, aggregated $20 million in 2005, compared with $20 million in 2004 and $39 million in 2003 and are included in cost of sales and other operating expenses. Capital expenditures on environmental projects were $89 million in 2005, compared with $41 million in 2004 and $28 million in 2003. We currently anticipate that capital expenditures on environmental control and related projects in 2006 will be approximately $120 million.
     The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies, which include an evaluation of, among other factors, information available at that time with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for asset retirement obligations represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of cash or other payments from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provisions or charges. Future changes, if any, to the estimated total liability, as a result of changes in requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Although the ultimate amount to be incurred is uncertain, the total present value of the liability for asset retirement obligations in respect of our worldwide operations to be incurred primarily after cessation of operations was estimated to be $171 million (including a current portion of such total obligation of $3 million) at December 31, 2005 based upon certain discount rates and timing with respect to when these costs would be expected to be incurred, compared with $174 million at December 31, 2004 and $149 million at December 31, 2003 (including the current portions of such total obligations).
     Changes made in 2000 to mining regulations in the Province of Ontario require us to provide letters of credit or other forms of financial assurance intended to secure our ability to meet future reclamation and restoration costs, which are not expected to be incurred for many years, if we were to no longer meet certain minimum investment grade credit ratings for our outstanding publicly traded debt securities. Although our debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If we were not able to maintain the minimum investment-grade credit ratings, it is currently estimated that letters of credit or other forms of financial assurance associated with the currently estimated costs of the eventual future closure of our mines and other facilities in Ontario would have to cover approximately $790 million in such closure costs on an undiscounted basis. Due to the closure of three mines in Ontario, in 2002 we were required under such mining regulations to provide letters of credit in the amount of $23 million at that time to secure these near-term closure costs as discussed below. In addition, we are subject to certain Indonesian regulations which require us to provide security for the reclamation of land areas that have been mined. In the case of our Manitoba operations, in 2003 we submitted closure and reclamation plans for all of our operations in that province and in 2004 we provided financial assurance in the form of a letter of credit in the amount of approximately $0.4 million for certain future reclamation and restoration costs in that province. In 2005 the reclamation and closure plan for the mine and concentrator and related facilities at Voisey’s Bay was approved by the Province of Newfoundland and Labrador, resulting in an increase in the financial assurance covering both the construction and operating phases of the initial phase of the project to $8 million. As discussed above, we believe that the financial assurance in the form of one or more letters of credit we will be required to provide to the Province of Newfoundland and Labrador will increase to in the order of $60 million. We do not currently know what, if any, changes in the security for reclamation costs in Indonesia or Manitoba might be made in the future. However, beyond the expected increase for our Voisey’s Bay project referred to above, it is not currently expected that such financial assurance as might be required to be provided for our Indonesian, Manitoba and Voisey’s Bay operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing by us under our bank credit facilities.
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
     As a logical extension of the stakeholder involvement created during MITE, a new network funded by the Canadian Natural Sciences and Engineering Research Council was formed in the fall of 2005 with specific interest in filling information gaps in human health assessments involving metals. We continue to assist in this work through our membership in the Mining Association of Canada.

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
     The ACGIH did not take any action to adopt the TLV in 1997 or 1998. However, in 1999 the ACGIH announced that it intended to further reduce the proposed TLV to 0.05 mg/m3 for DPM of less than one micrometre in diameter. In 2001, it lowered this proposed TLV even further, to 0.02 mg/m3, analyzed as elemental carbon. In 2003, however, the ACGIH removed the proposed TLV for DPM from its “Notice of Intended Change” list and placed it on the list of “Chemical Substances and Other Issues Under Study,” where it remained until July 20, 2005, when it was also deleted from that list. It is not known whether the TLV as proposed in 2001 (or some modification thereof) will be placed on the Notice of Intended Change list again in the future.
     The U.S. Mine Safety and Health Administration (“MSHA”) initiated a rulemaking activity in 1998 to establish a regulatory exposure limit for DPM in underground mines in the United States. Actions of this kind by MSHA are usually considered significant as Canadian provincial governments often consider taking similar actions. After a period of extensive public comment, MSHA adopted its new exposure limit in late 2000 of 0.4 mg/m3 DPM, determined using the total carbon technique. Due to the extensive input from the mining industry, MSHA altered this rule in 2005, specifying the method of analysis of DPM to be elemental carbon instead of total carbon. The new MSHA rule provided an 18-month phase-in period for companies to achieve compliance, at which point the new limit would apply for a period of five years, after which it would be reduced to 0.16 mg/m3. In response to feasibility concerns, a pending proposal would phase in the 0.16 mg/m 3 limit over a multi-year period. It is not known whether, when or how the Canadian provincial governments will respond with similar limits.
     Recognizing the importance of regulatory Occupational Exposure Limits (“OELs”) for DPM on our operations in Ontario and Manitoba, as discussed under “Regulation of Nickel and Other Nonferrous Metals – Occupational Exposure Limits (OELs) in Canada” below, in 1997 we helped form an industry-labour-government research consortium, the Diesel Emissions Evaluation Program (“DEEP”), to determine sampling and analytical techniques capable of measuring low levels of DPM and to evaluate techniques capable of controlling DPM emissions in workplace air. DEEP has investigated a number of research areas, in particular biodiesel, fuels, maintenance improvements, and the effect of light duty vehicles on DPM in underground mines. In 2000, DEEP extended its original three-year term to allow completion of field tests on particulate filters, which potentially hold the most promise for cost-effective control of DPM. Several of these underground tests began at Inco’s Stobie Mine in 2001 and were completed in December 2004. The findings at Stobie Mine indicated that certain “active” particulate filter systems involving electrical heater filter regeneration work well for light-duty vehicles and will achieve very low DPM out of the tailpipes in a reliable way for over the long term. However, these systems do not work as well for heavy-duty diesel equipment because of the possibility of human error influencing the regeneration. While we have been evaluating the risks involved and the programs necessary to change human behaviour in the underground setting, we are also planning to evaluate new filter systems that remove human behaviour from the equation. The adoption by Inco of ultimate DPM control strategies developed by DEEP, and the cost of such adoption, will depend on a number of factors, including the types of engines used and their duty cycles as well as the final regulatory limit that we will be required to meet.
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

     In 1994, the Occupational Disease Panel (“ODP”) of the Ontario Ministry of Labour (“MOL”) concluded that there was a “probable connection” between miners’ lung cancer and all hardrock mining. In 1996, the ODP asserted that a 1996 cancer morbidity study conducted by researchers at McMaster University, using a large group of Ontario male nickel production workers from Inco and Falconbridge, confirmed such a connection for nickel miners. Consequently, the ODP recommended that primary lung cancer and the occupation of hardrock mining be categorized under a particular schedule of the Ontario Workers’ Compensation Act which would create a presumption in favour of a causal relationship for lung cancer claims unless the contrary could be proven. In 1997, the ODP issued another report dealing specifically with laryngeal cancer and workers in nickel production. This report relied heavily on the 1996 McMaster University study referred to above. The ODP recommended that laryngeal cancer and certain nickel producing occupations be treated in the same manner as lung cancer and hardrock mining. Inco retained independent medical and epidemiological specialists to analyze these assertions and, as a result, made several submissions to the Workplace Safety and Insurance Board (“WSIB”), the regulatory body of the MOL responsible for evaluating and adjudicating workplace injuries and diseases, taking exception to the ODP recommendations, primarily on the basis that tobacco smoking is likely a confounding factor, and to the validity of the findings of both the original hardrock mining report and the McMaster University study. These submissions explained why we believed that the ODP report was flawed and suggested that no policies on this matter be established until more methodologically sound studies were conducted. Similar submissions were made by Falconbridge and by the Ontario Mining Association. In view of these submissions, the WSIB did not take any action on any of the ODP reports.
     In late 1994 the WSIB also revised and extended its policy with respect to lung cancer compensation claims by nickel smelter and refinery workers. We objected to the process that was used in considering the revised policy, which, in our opinion, failed to take into account applicable scientific data, and we also objected to flaws in the policy itself. As a result of submissions to, and discussions with, WSIB staff, in early 1998 the WSIB proposed a revision to the 1994 policy. However, this revision failed to address our central concerns with the policy and we made additional written submissions to the WSIB suggesting further significant revisions. We have continued our efforts to have the WSIB change this policy, but no changes have been forthcoming. In mid-2001, we were invited to join a special stakeholder panel being formed by the WSIB. This panel, called the Occupational Disease Advisory Panel (“ODAP”), consisted of industry and labour representatives from a broad range of industrial sectors. The ODAP’s mandate was to advise the WSIB of criteria that should be applied in developing policies, to review contentious policies that currently exist, and to recommend how the WSIB should deal with controversial studies previously conducted by the ODAP. During 2003, it became apparent that the ODAP could not reach consensus on a number of important issues and that a report from the ODAP was not possible. The ODAP Chair, who had been selected and assigned this position by the WSIB, issued a draft report in early 2004 which attempted to relate areas of agreement and disagreement of the ODAP’s members. Inco provided comments on the draft report as a member of the ODAP. The ODAP Chair then issued a final draft report in mid-2004 and conducted public consultations in six cities across Ontario to obtain stakeholder input on that draft report. Inco made additional presentations to the ODAP Chair at these consultations held in Toronto and Sudbury in September 2004. The ODAP Chair’s final report, which we believe recommends certain fundamental changes on how WSIB claims are adjudicated, was delivered to the WSIB in 2005. At the present time, we are unable to predict what, if any, actions WSIB will take as a result of this report and what effect, if any, such actions would have on our operations or financial condition.
     Worker Safety
     The table below shows the disabling injury frequency (“DIF”) for Inco in 2005, 2004, and 2003:

	2005	2004	2003
DIF	1.3	1.4	1.7
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
     Inco continues to pursue a goal of zero accidents. The implementation of an integrated health, safety and environmental management system, which is compatible with OHSAS 18001, is intended to confirm our commitment to improved safety performance.
     Our focus on safety led to our best ever result of 1.3 disabling injuries per 200,000 hours of work in 2005, placing Inco among the safest in the Canadian mining and metals industry based on this measure. However, in spite of these improvements, our safety performance was overshadowed in March of 2006 by a fatality at our Ontario operations. On March 6, 2006, Robert Nesbitt, an employee at Stobie Mine in Sudbury, died while operating an underground loader known as a scooptram from a remote operating platform on the mine’s 2600-foot level. The accident remains under investigation. We are deeply saddened by this loss and remain committed to the goal of eliminating workplace injuries. Safety remains a key priority for us as we continue to reevaluate every aspect of how we conduct business.
          Regulation of Nickel and Other Nonferrous Metals
     Regulatory and non-governmental agencies in the United States, Canada and Europe have proposed and, in certain instances, adopted regulations and other standards relating to environmental releases of nickel, exposure to nickel in various forms, and management of nickel-containing wastes, as summarized below.
     Ontario Air Standards
     In June 2004, the MOE announced the objective of replacing Ontario’s existing air quality standards by incorporating new standards into the regulations under the Ontario Environmental Protection Act by June 2005. At the same time, through the issuance of draft information documents, the MOE sought input from stakeholders on new ambient air regulations for nickel, arsenic, cadmium and chromium and on new guidelines for air dispersion modeling which would come into effect with the new air quality standards. In October 2004, Inco provided comments on all of these draft information documents aimed at improving the accuracy and completeness of scientific literature and also commented on the strengths and weaknesses of lines of evidence that could be used in developing numerical air standards for these metals. Our comments on nickel were extensive and focused on the requirement to account for speciation of nickel in air, to properly extrapolate occupational dose-response information to the low doses expected in ambient air, and to suggest a new method for deriving the specific respiratory cancer unit risk for oxidic nickel compounds, the use of which is essential because oxidic nickel is the prevalent form of nickel in ambient air. Our comments on the proposed changes to the air dispersion modeling guideline emphasized (i) the need for assessing compliance against annual average air concentrations where the toxicological end-point is based on chronic health effects, as is done in many other jurisdictions, (ii) the need for ensuring that standards appropriately reflect true risk, and (iii) that the initiatives designed to improve air quality be sufficiently flexible so that a broad array of corrective strategies could be evaluated and implemented.
     In November 2005, the Ontario government introduced a new regulation to govern air quality. This regulation, called the Air Pollution Regulation – Local Air Quality, will apply to base metal smelters beginning in 2010. This new regulation includes new requirements for air dispersion modeling and compliance with new and existing air standards. While some of our comments were taken into account by the MOE, these new requirements are substantially the same as those set out in the draft information documents that were submitted to stakeholders for review.
     The new regulation issued in November 2005 incorporates the existing air quality standards, but the MOE plans to replace these standards by completing a process that began in 1996 and was revised in 1999 for updating its air quality standards for priority contaminants. Under this plan, certain elements, including nickel, arsenic, cadmium and chromium, were identified as priority contaminants requiring review. The first step in setting new air quality standards for each element is the release of the relevant scientific information and possible approaches by which such information could be used in setting the standard. This information is then made available for public review and comment. The MOE then releases its proposed new air quality standards together with its rationale for setting the standard for each element, which is followed by a further comment period for stakeholders. Finally, the MOE considers all comments and then issues its final standards. This initiative did not progress during 2005 but it is now anticipated that the MOE will release its proposed new standards and its rationale for setting those standards in 2006. We are presently assessing these new requirements as part of our assessment of the effect of the new air quality regulation on our Ontario operations, but we will be unable to predict what, if any, effect the new air quality regulation will have on our operations or financial condition until the new air quality standards are known.
Occupational Exposure Limits (OELs) in the U.S. and the U.K.
     Inco is generally in compliance with the permissible occupational exposure limits (“OELs”) for all forms of nickel that are currently applied by the U.S. and U.K. governments.
     Prior to April 2005, the U.K. OELs were divided into two categories: maximum exposure limits (“MELs”) which were time-weighted average exposure levels that could not be exceeded, and occupational exposure standards (“OESs”) which were safe working levels. The U.K had not adopted an OES for nickel, but had adopted two MELs for nickel in 1985. The MEL for water soluble nickel was 0.1 mg/m3, while the MEL for metallic nickel and insoluble nickel compounds was 0.5 mg/m3. As of April 2005, MELs and

OESs were replaced with a single standard called workplace exposure limits (“WELs”). Like both MELs and OESs, WELs are time-weighted average exposure limits, but also include new requirements to strictly observe principles of good practice for the control of exposures to ensure that the WELs are not exceeded. The change to WELs places an increased obligation on Inco to demonstrate the use of the best available practices to minimize workplace exposures to nickel. The new WELs for nickel are the same as the old MELs, i.e. 0.1 mg/m3 for water soluble nickel and 0.5 mg/m3 for metallic nickel and insoluble nickel compounds. We do not anticipate that meeting the new WELs for nickel will have a material adverse effect on our operations or result in significant additional costs to comply.
     On February 28, 2006, the U.S. Occupational Safety and Health Administration (“OSHA”) promulgated a very stringent eight-hour time-weighted average permissible exposure limit (“PEL”) of five micrograms of hexavalent chromium per cubic metre of air. The new PEL becomes binding on employers with 20 or more employees on November 27, 2006, and on smaller employers on May 30, 2007. With the exception of the painting of aircraft and large aircraft parts in the aerospace industry, employers will have to achieve compliance with the new PEL through the use of engineering and work practice controls, although the obligation to implement engineering controls has been postponed until May 31, 2010. In workplaces where the painting of aircraft and large aircraft parts occurs, engineering and work practice controls will have to be used to reduce hexavalent chromium exposures to 25 micrograms per cubic metre of air, with supplemental use of respirators to achieve the PEL. The new PEL could have an adverse impact on various U.S. industrial sectors (such as stainless steel producers and electroplaters) that are major users of nickel, particularly when the obligation to achieve compliance through the use of engineering controls attaches on June 1, 2010. We cannot predict at this time how significant that impact will be or how it will affect our results of operations or financial condition.
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
     In July 1999, EPA issued its final Integrated Urban Air Toxics Strategy under which 33 HAPs judged to pose the greatest threat to public health in urban areas were to be targeted for future regulation. Nickel compounds were among the 33 HAPs listed under this strategy. As a result, nickel compounds will be included by EPA in periodic National Air Toxics Assessments (“NATAs”) designed to estimate and track trends in emissions, ambient air concentrations, population exposures, and associated characterizations of risk. In June 2002, EPA released the Final National-Scale Air Toxics Assessment for 1996 (“NATA-1996”), which estimates emissions, ambient air concentrations, and population exposures for the 33 HAPs referred to above based on a 1996 emissions inventory, and characterizes the resulting population risks on a national and regional basis. This assessment reflected much lower total national emissions of nickel compounds than an earlier estimate that was based on information for 1990. NATA-1996 found that concentrations of nickel compounds in the ambient air were not of concern with respect to non-cancer health effects. However, nickel compounds were characterized as being a more significant contributor to potential cancer risks. That finding was based on what Inco and other nickel producers believe to be a flawed methodology for estimating potential cancer risk. The nickel industry made a submission to EPA, asking that the methodology be corrected, so that a more appropriate risk characterization can be made in the next release of NATA information. It does not appear, however, that EPA has accepted that recommendation, which could mean that nickel compounds will be characterized as a more significant contributor to potential cancer risks than we believe is justified in future NATA reports as well.
     In addition to issuing NATAs, EPA’s Urban Air Toxics Strategy is targeting various “area sources” of hazardous air pollutants for further emissions reductions. In the case of nickel compounds, some of these sources are likely to be fossil fuel combustion units, while others may involve nickel-producing or using industries such as stainless steel manufacturing, metal electroplating and secondary nonferrous metals. Currently, EPA is developing an “area source” emissions standard for secondary nonferrous metals facilities that presumably would apply to our Inmetco subsidiary. This standard is unlikely to be issued before 2007, if it is issued at all, and we do not know what its coverage will be or what emission limits it will establish. We are unable to predict what impact, if any, the inclusion of nickel compounds on EPA’s list of Urban Air Toxics (and the related assessments and “area source” standards) might have on nickel users and, both directly and indirectly, on our results of operations or financial condition.
     In December 2002, the National Toxicology Program (“NTP”) within the U.S. Department of Health and Human Services released its Tenth Report on Carcinogens (“ROC”). In these bi-annual reports, NTP lists various substances that it concludes are either “known to be human carcinogens” or “reasonably anticipated to be human carcinogens.” Previous versions of the ROC listed metallic nickel and “certain nickel compounds” as “reasonably anticipated to be human carcinogens.” Metallic nickel remained in that category in the Tenth ROC. However, “nickel compounds” as a class (with no differentiation) were listed as “known to be human carcinogens.” That broad listing, encompassing all inorganic nickel compounds, runs counter to arguments that Inco and other nickel producers had made to NTP over the years. Since nickel compounds already had been characterized as carcinogenic to humans by the International Agency for Research on Cancer, it is not clear what additional impact, if any, NTP’s listing of nickel compounds as “known to be human carcinogens” will have on businesses that produce, use, handle, or otherwise manage nickel compounds and wastes in which they are contained. Similarly, since metallic nickel has been listed as “reasonably anticipated to be a human carcinogen” by the NTP for many years, it is not clear what effect, if any, the reaffirmation of that listing will have. Following publication of the Tenth ROC, Inco, in conjunction with nickel producer associations, formally requested that NTP correct certain information in the Tenth ROC regarding nickel metal and nickel compounds. That request was rejected in late 2003. However, following an appeal, NTP made certain changes to correct some of this information in the discussion of nickel and nickel compounds in the Eleventh ROC, although the carcinogenic listings of metallic nickel and nickel compounds made in the Tenth ROC were not changed. The existence of these NTP listings is not expected to have a material adverse effect on our results of operations or financial condition.
     In December 2002, EPA adopted sweeping amendments (“IUR Amendments”) to its Inventory Update Rule implementing provisions of the U.S. Toxic Substances Control Act. The IUR program requires manufacturers and importers of covered chemical substances to submit quadrennial reports of specified information if they produce or import more than a designated amount of a covered chemical at any one site. Prior to the adoption of the IUR Amendments, inorganic chemical substances (like nickel and its compounds) had been exempt from IUR reporting. The IUR Amendments removed that exemption so that inorganic chemicals are subject to the IUR program in the current reporting cycle covering calendar year 2005. While the basic reporting threshold has been increased from 10,000 pounds per site to 25,000 pounds per site, the information required to be reported was dramatically expanded, particularly for sites that produce or import more than 300,000 pounds of a covered chemical during the reporting year. The new processing and use information required in those cases will be burdensome to collect and report; however, this expanded requirement to report processing and use information will not apply to inorganic chemicals like nickel until the 2010 reporting year. While the new IUR reporting requirements will impose additional costs and burdens on Inco and various of its U.S. customers, they are not expected to have a material adverse effect on our results of operations or financial condition.
     Canadian Environmental Protection Act
     In 1994, under CEPA, two federal government departments, Environment Canada and Health Canada, published toxicity assessments of 17 substances, including nickel and its compounds. The assessment concluded that metallic nickel was not considered toxic under CEPA. However, oxidic, sulphidic and soluble compounds of nickel were considered toxic, according to statutory definitions and criteria. As a result of this assessment, together with CEPA toxic classifications for mercury, lead, and certain compounds of arsenic and cadmium, a base metal smelter Strategic Options Process (the “SOP”) was conducted in 1997 with the result that the industrial sector committed to develop site-specific environmental management plans and reduce sector-wide releases of arsenic, cadmium, lead, mercury and nickel by 80 per cent from 1988 (as the base year) to 2008.
     In 1999, a revised CEPA was enacted and has been viewed as granting increased authority to, and mandating increased attention by, federal departments in data collection, pollution prevention and other regulatory actions. As a result of the revised CEPA, Environment Canada has initiated several additional programs. One has been to review the progress being made under the original base metal smelter commitments made as part of the SOP and possibly accelerating their implementation. Another program has been to take action regarding substances known to be toxic under CEPA, including emissions of dioxins and furans, sulphur dioxide and particulate matter. This program is discussed above under “SO2 Emissions – Sudbury” and “SO2 Emissions – Thompson”.
     Another CEPA-related program seeks to categorize and prioritize all substances on the Domestic Substances List (the “DSL”), a list of more than 20,000 substances which are permitted to be produced in or imported into Canada. New substances that are not on the list are required to undergo a pre-manufacturing appraisal in order to be added to the list. Environment Canada has elected to apply criteria for this process that we believe are inappropriate for inorganic substances. These criteria were originally developed for synthetic organic chemicals and involve assessments of persistence, bioaccumulation and toxicity. In 2001, an expert advisory group, including a consultant representing the Mining Association of Canada, was organized by Environment Canada for the purpose of reviewing the scientific validity of using persistent, bioaccumulative and toxic (“PBT”) criteria for inorganic substances. In late 2001, this group issued its findings and recommendation to Environment Canada. This group concluded that the persistent, bioaccumulative criteria do not properly categorize metals and other inorganic substances. However, recognizing that the use of PBT criteria is legislated, the group recommended that all inorganic substances should be considered as “persistent” for the purposes of this categorization, and that “toxicity” alone should be the criterion by which inorganic substances should be categorized. In June 2002,

Health Canada made a proposal for categorizing human exposure to substances on the DSL on the basis of use and on the basis of industry codes originally attached to substances when they were placed on the list. In 2005, Environment Canada and Health Canada completed the DSL priority review for all substances on the DSL, including compounds containing nickel. Based upon this review, it is expected that consultations will begin in 2006 with stakeholders on the risk management requirements for each substance on the priority DSL. We cannot at this time identify or predict what additional operating or capital expenditures will be required by Inco to meet the ultimate regulations that may result from these and other possible CEPA-based and Environment Canada programs or what effect they would have on our operations or financial situation.
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
     In June 2003, the California Office of Environmental Health Hazard Assessment proposed a Child-Specific Reference Dose (“CSRD”) for nickel to be used in school site risk assessments. Nickel producer associations of which Inco is a member submitted comments questioning the scientific basis for the proposed CSRD and arguing that it should be at least five times higher. In a final report dated December 2005, the California Office of Environmental Health Hazard Assessment raised the proposed CSRD by a factor of three. While that is an improvement, Inco believes that the CSRD should be even higher. We do not believe that this CSRD for nickel will have a material adverse impact on our results of operations or financial condition.
     Late in 1999, the California Office of Environmental Health Hazard Assessment proposed a public health goal (“PHG”) of one microgram of nickel per litre of drinking water. In conjunction with other nickel producers, Inco submitted comments arguing that this proposal was scientifically unjustified. In August 2001, a final PHG of 12 micrograms of nickel per litre of drinking water was adopted by the California authorities. Although not itself a mandatory standard, the PHG could serve as a benchmark for setting a drinking water standard in California. In 2005, the California Department of Health Services announced that it did not plan a further review of the state’s existing 100 microgram per litre drinking water standard for nickel. Nonetheless, the PHG could affect the perception of the health risks associated with nickel by producers and users of nickel-containing products, and it may have an impact on the EPA’s consideration of a future drinking water standard for nickel.
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
  Harmonization of Classification and Labeling of Chemicals
     In 1990, the International Labour Organization (“ILO”) initiated a project to harmonize existing systems for the classification and labeling of chemicals. This goal was endorsed by the 1992 UN Conference on Environment and Development (“UNCED”) and was included as one of the six areas for action identified in Chapter 19 of Agenda 21 of UNCED on the environmentally sound management of toxic chemicals. UNCED recommended that a globally harmonized hazard classification and compatible labeling system, including material safety data sheets (“MSDSs”) and easily understandable symbols, should be available, if feasible, by the year 2000. In September 2001, a Harmonized Integrated Hazard Classification System for Chemical Substances and Mixtures was approved by the ILO’s Taskforce on Harmonization of Classification and Labeling and endorsed by the OECD’s Joint Meeting of the Chemicals Committee and Working Party on Chemicals, Pesticides and Biotechnology. This document and similar documents on Physical Hazard Classification and Hazard Communication Tools were merged to form the Globally Harmonized System (“GHS”). The GHS was adopted by the UN Subcommittee of Experts on the GHS on the Classification and Labeling of Chemicals and the UN

Committee of Experts on the Transport of Dangerous Goods and the GHS in December 2002. Although adoption of the GHS by individual countries continues to be considered voluntary, the goal of the Intergovernmental Forum on Chemical Safety, endorsed at the September 2002 World Summit on Sustainable Development, is to have as many countries as possible implement the GHS by 2008. In addition, the Asia-Pacific Economic Cooperation (APEC) organization is recommending that the GHS be adopted, on a voluntary basis, by 2006, and Australia has committed to adopting the GHS by 2006. The countries that are signatories to the North American Free Trade Agreement (Canada, the United States and Mexico) have committed to review their internal systems and consider adopting the GHS. It is expected that Canada will adopt the GHS by 2008. Inco does not believe that the adoption of the GHS will have a material impact on its results of operations or financial condition.
  European Union Actions
     There are several key areas under discussion at the European Commission concerning nickel in respect of workplace legislation, public health and consumer product legislation, and environmental legislation. Inco, together with other participants in the nickel industry, has been actively working with various European Union (“EU”) institutions to address these issues and investigate their effect on the nickel industry.
     In October 2003, the European Commission adopted the draft legislative text of a new chemical policy for the EU which, when it becomes law, will supersede some 30 pieces of current EU legislation. The legislation was approved (with amendments) by the European Parliament after first reading in November 2005, and by the EU Council of Ministers (also with amendments) in December 2005. This legislation is expected to return to the European Parliament for a second reading during 2006. While the new policy seems very likely to be enacted, it is unlikely to come into force before 2007. This new legislation, referred to as “REACH” (for Registration, Evaluation and Authorization of Chemicals), would place more responsibility on companies to test exhaustively for all hazards, register their chemicals, and secure regulatory authorization as a condition for placing certain higher risk chemicals on the EU market or importing such chemicals into the EU. The registration requirements of this legislation would be triggered by the tonnage of certain substances to be placed on the EU market or imported into the EU. The evaluation process set forth in this legislation may be triggered by the EU authorities if the registration requirements are not fully met. In addition, authorizations would be required from the EU for chemicals of high concern, including those which are classified as category 1 or 2 carcinogens, mutagens or reproductive toxicants and those compounds with an organic component classified as persistent, bioaccumulative and toxic in the environment. In effect, the REACH system would require producers and importers of such chemicals to obtain an authorization to market them based on their use patterns. This draft legislation excludes ores and metal or mineral concentrates from the registration process, thereby limiting the impact of the legislation on the mining and metals sector. We do not believe that this legislation as currently drafted would, if enacted, have a significant adverse effect on our operations or financial condition.
     EU Regulation 793/93(EEC), a regulation covering the evaluation of the risks of and controls for existing substances, includes five nickel substances (nickel sulphate, nickel chloride, nickel nitrate, nickel carbonate and nickel metal) listed for review under this regulation. Inco believes that this is the single most comprehensive legislative review of nickel in respect of human health, public health, consumer health and the environment that has been undertaken by a governmental authority worldwide. This legally driven initiative started in 1996, when Denmark, allegedly concerned about the ability of nickel to cause dermal sensitization, placed elemental nickel and nickel sulphate on the third priority substances list developed by the European Commission. In 1996, the Danish Environmental Protection Agency (the “Danish EPA”) was appointed the principal agency for conducting risk assessments on these substances. In 2000, three additional nickel compounds, nickel carbonate, nickel chloride and nickel dinitrate, were added to the risk assessment program as part of another priority substances list developed by the European Commission.
     This nickel risk assessment program has progressed slowly due, in part, to the rapidly changing methodologies for assessing the environmental risks of metals in general. The nickel industry has been successful in demonstrating that further research and testing is required for a scientifically credible environmental risk assessment of nickel. A formal research program has been agreed upon with the European Commission for this work, with anticipated completion dates for the various elements of the program ranging from late 2005 to 2007. When this research program has been completed, the technical debate on safe levels of nickel in all of the environmental compartments (soils, water and sediment) will resume. The scientific aspects of the health risk assessments of the original five nickel substances were completed in January 2006 and a final health risk assessment report is expected to be published in the second quarter of 2006. Any recommendations for increased health risk reduction measures, such as lower occupational exposure limits, beyond those currently in place will be passed to the relevant EU policy committees for their consideration after a formal peer review process by the European Commission. At this time it is not possible to predict what effect these nickel risk assessments may have on our operations or financial condition.

     In the area of health risk assessment, the classification of soluble nickel compounds was referred to the specialized experts group (the “SEG”) of the European Commission’s working group on classification, which agreed with the Danish EPA that all soluble nickel compounds should be classified as category 1 carcinogens or known human carcinogens. This change was scheduled to be implemented by changes to the EU classification and labeling directive in April 2005; however, this has not yet occurred. This change, if made, could have a material adverse effect on the sale of at least nickel sulphate and nickel chloride, two soluble nickel company, in Europe.
     In October 2004, the EU classification committee determined that soluble nickel compounds should be classified as a category 2 reproductive toxicants under the EU classification system. Such a classification means that soluble nickel compounds would be subject to authorization under the new REACH legislation described above. Soluble nickel compounds also received new classifications for (i) acute toxicity orally, (ii) acute toxicity by inhalation (nickel chloride), (iii) causing chronic toxicity by inhalation, (iv) skin and eye irritant and (v) dangerous to the environment. In addition, nickel metal powders received a new hazard classification for chronic lung toxicity.
     On January 10, 2006, the Danish EPA completed the final draft version of the EU nickel health risk assessment. This draft is expected to be released to the public in the second quarter of 2006. The next phase of this process is for the Danish EPA to prepare risk reduction strategies and risk mitigation proposals. It is anticipated that OELs for both metallic nickel and nickel compounds may be lowered as a result of new information in this assessment. The data to support the proposal to lower nickel OELs are also being reviewed by the European Commission’s scientific committee on occupational exposure limits (“SCOEL”), which has been considering nickel occupational exposure limits for several years. A criteria document on occupational exposure limits for nickel which was prepared by independent experts was presented to SCOEL in 1997 by the European Nickel Group, an association whose members include most of the EU’s nickel producers and importers. Further information on the carcinogenicity of nickel and related occupational health exposures was subsequently submitted in 2005 as part of the risk assessment process. SCOEL is expected to review the new information in 2006 and may recommend new OELs for nickel and nickel compounds. We cannot predict at this time if the OELs for metallic nickel and nickel compounds will be lowered and, if they are, whether this action would have a material adverse effect on our results of operations or financial condition.
     In parallel with this risk assessment process, the Danish authorities have introduced a proposal for a group classification of 167 nickel substances using a “read across” principle, which uses the known properties of some chemicals to extrapolate the properties of other chemicals. Potentially, the proposal could result in 152 substances being classified as category 1 carcinogens (R49). Given the limited availability of toxicity data on these 167 substances, the Danish authorities have suggested using water solubility as the single criterion upon which this classification would be based. The nickel industry is in discussions with member state authorities as well as the European Commission in evaluating the validity of the methodology used to classify these 167 substances on the basis that it is scientifically incorrect and would result in the misclassification of the 152 substances referred to above. The industry was given the opportunity to comment on the proposal until the beginning of 2006. The next discussions are scheduled for March 2006 and a decision by the Member States is likely to be taken at that time.
     At this time it is not known what overall impact the Danish EPA and other risk assessments associated with various forms of nickel will have on our operations or those of our customers. In mid-2005, the European Nickel Group issued a brief socio-economic and technical feasibility study on the risk assessments that had been completed to date. However, the study was inconclusive as the information from all of the risk assessments was not yet available. This draft nickel risk assessment recognizes the need to consider economic and technical feasibility information to be provided by the nickel industry.
     The European Commission’s Directive Relating to Arsenic, Cadmium, Mercury, Nickel and Polycyclic Hydrocarbons in Ambient Air which came into effect in February 2005 is aimed at controlling these substances in ambient air. This Directive includes a target limit value for nickel of 20 nanograms per cubic metre for atmospheric nickel. As a result of submissions by industry groups during the development of the Directive, the limits are target values, rather than binding limits, and control measures are not required to go beyond the best available technology or to require that disproportionate costs be incurred to achieve the target values. Although the target values adopted in the Directive are not binding limits, member states have the right to enforce them as binding limits. The monitoring of atmospheric nickel is currently the responsibility of member states. We are currently evaluating the impact of the Directive on our Clydach refinery. Our preliminary data support the position that current operational emissions account for only a small percentage of the nickel in ambient air and, accordingly, compliance with this target value would not have a significant adverse effect on our operations or financial condition.
     The European Commission’s Water Framework Directive, which was issued in October 2000 and regulates water quality standards in the EU, listed nickel as one of the priority substances of concern and indicated that nickel may be subject to discharge control measures that are more stringent than those currently in effect. It is not yet known what the EU nickel water quality standards will be or what will be the consequences to industries producing or using nickel in the EU. However, as part of the implementation of this Directive, member states will initially have to classify both surface and groundwater bodies. Any failure to meet a water quality standard within a portion of a water body will result in the entire water body being classified as not in compliance. It is expected that water body classification will be undertaken over a two-year timeframe beginning in 2006.
     Several directives relating to the end-of-life of certain consumer products have been finalized and are being implemented in the EU. These include end-of-life for vehicles, waste electrical and electronic equipment, and restrictions on the use of hazardous substances in electrical and electronic equipment. A new and more comprehensive Directive on Batteries, Accumulators and their Waste was approved by the European Parliament on December 13, 2005. The new Directive requires the collection of 25 per cent of all spent batteries and accumulators within six years and 45 per cent within 10 years. Limited bans on certain heavy metals which contaminate the environment when placed in landfills were also included in this Directive. These bans include 0.0005 per cent mercury by weight for all batteries and 0.002 per cent cadmium by weight for portable batteries or accumulators (defined as batteries or accumulators used in household applications, cordless power tools, emergency lighting and electrical and electronic equipment and other applications by either consumers or professional users) with certain exceptions for such applications as emergency alarm systems, medical equipment and cordless power tools. Battery producers will be required to be responsible for and bear the cost of collecting and recycling used batteries in order to comply with this Directive. The new Directive has been approved by the European Parliament with the recommendation that it be approved in a second reading in 2006 by the EU Council of Ministers, which is necessary for it to be adopted. If it is rejected by the Environmental Council, it will have to undergo a conciliation process to arrive at a compromise between the European Parliament and the EU Council of Ministers.
     The Seveso II Directive, which was issued by the European Commission in 2003, is concerned with preventing major accidents and releases of hazardous materials at industrial installations. Industrial installations that store or produce certain tonnages of hazardous substances listed in the Seveso II Directive (including nickel oxide) must make a safety report to their local authorities and obtain a permit for operation. There are two tiers of requirements under the Seveso II Directive, a lower tier and an upper tier. The changes relate only to lower tier operations and do not affect Inco’s Clydach operations as those operations fall within the upper tier due to the nature and quantity of Clydach’s nickel oxide inventories. Inco is working with its European nickel oxide customers to assist them in complying with this Directive.
     To comply with pollution control regulations in the U.K., Inco’s refineries at Clydach, Wales and Acton, England have obtained the necessary authorizations to continue to operate. These authorizations include prescribed emission release limits and are conditional upon Inco carrying out certain environmental improvements. In order to ensure continuous improvement, the government reviews these authorizations at least every four years, at which time new environmental improvement conditions may be established. Both refineries were issued the necessary authorizations in 2004 and continue to meet their specified improvement conditions, none of which are expected to have an adverse effect on operations. The improvement program is being managed using the refineries’ ISO 14001 certifications.
  WHO Drinking Water Guidelines
     The World Health Organization (“WHO”) periodically reviews its guideline values for contaminants in drinking water. Its most recent review of nickel in drinking water began in 1995. Over the past several years nickel producers’ organizations, including NiPERA, made submissions to the WHO concerning the most appropriate method for extrapolating animal test data to humans. The WHO recommended a very stringent guideline value of 20 micrograms of nickel per litre of drinking water. This value was disputed by the nickel industry and, in 1997, the WHO designated the value as “provisional”. In 2000, a new study on the reproductive effects of ingested nickel in animals was completed. This study, which was funded by the nickel industry, provides an improved scientific basis for setting a nickel guideline level for drinking water and was submitted to the WHO for its consideration. Based on its interpretation of that study, in 2004 the WHO determined that the guideline value for nickel to protect against general systemic toxicity (as reflected in reproductive effects) would be 130 micrograms of nickel per litre of drinking water. However, the WHO working group went on to calculate a guideline value designed to protect against a dermatitic reaction in individuals who are highly sensitive to nickel ingested orally. The guideline value derived on that basis was 70 micrograms of nickel per litre of drinking water. It is currently expected that this guideline value will be published along with a revised background document in 2006. While WHO is not a regulatory body itself, the WHO guideline values influence governmental regulatory agencies around the world in adopting standards. We cannot predict what effect WHO’s revised guideline value for nickel in drinking water will have in specific jurisdictions, including Canada, or what impact it will have on our results of operations or financial condition.

     Other Environmental Control Regulations
     Inco and other mining companies in Canada are aware of and concerned about the increasing desire on the part of many regulatory authorities throughout the world to limit the mining, refining and use of metals in the future. This desire is based on the belief of governments in the changing expectations of society towards various approaches to the concept of “sustainable development”, a concept that has been defined by regulatory and other bodies differently but, at a minimum, appears to focus on meeting the needs of the present without compromising the ability of future generations to meet their own needs. In response to this view, Inco believes that there is a tendency for some governments to use inadequate or incorrect information, to rely on inappropriate methodologies, and to apply the “precautionary principle” in an unwarranted manner in making regulatory decisions regarding metals. An example of this approach is the predisposition by some regulators to identify metals, including nickel, as PBT chemicals that should be targeted for use reduction or waste minimization.
     In 1998, EPA published a draft list of 53 chemicals or groups of chemicals described as PBT substances that were to be the focus of a voluntary waste minimization initiative. Eleven of the 53 chemicals on the list were metals, including nickel. The inclusion of nickel on this list, if finalized, could have led to increased regulation of nickel, placing additional burdens on customers and users of nickel and possibly resulting in the substitution of other products for nickel. In submissions made to EPA, Inco pointed out that the scoring and ranking scheme used to develop this list does not, on a scientific and technical basis, properly apply to metals, so that nickel should be removed from the list. Similarly, at an expert workshop conducted under the joint sponsorship of EPA and other organizations in January 2000, the prevailing view was that PBT criteria, which were developed to evaluate potential environmental hazards of organic chemicals, could not appropriately be applied to metals and inorganic metal compounds. These views apparently had some effect. In the summer of 2002, EPA released the final version of what is now referred to as the “Waste Minimization Priority Chemicals List.” Only three metals, cadmium, lead and mercury, were included on the list, and they were selected for reasons that do not involve a PBT determination.
     For the last four years, EPA has been engaged in developing a comprehensive cross-agency Framework for Metals Risk Assessment (the “Framework”) that will set forth principles for EPA programs to use in assessing the hazards and risks of metals and inorganic metal compounds. As part of the process, EPA commissioned a series of “issue papers” addressing various questions relating to the hazard assessment of metals. These “issue papers,” prepared by independent experts under contract to EPA, emphasized the complexity of evaluating the hazard potential of metals and questioned the scientific basis for applying to metals the same PBT criteria that EPA uses to evaluate the hazards of organic compounds. In late 2004, a revised draft of the Framework (based in large part on the “issue papers”) was released for public comment and peer review by EPA’s Science Advisory Board. Although the draft Framework was criticized in various respects during the peer review process, EPA expects to release a revised version of the Framework as a final document in 2006. Based on the most recent draft, it is anticipated that the final Framework will establish a much more scientifically sound basis for evaluating the potential hazards and risks of metals than has been the case when EPA’s PBT methodology was employed.
     In the future, as in the past, at least some supranational, national, provincial, state and local governments and authorities under which Inco operates may put into effect new regulations covering the emission of air pollutants, the discharge of process wastewater and the generation, storage, treatment and disposal of liquid and solid wastes that could apply to various of our operations in the world and that could result in additional compliance costs on our operating units or on nickel-using industries. Certain of the proposed regulations discussed above, if enacted without change, would result in additional costs and/or require changes in our operations that could seriously affect our results of operations and/or financial condition. Reference is made to the discussion of future removal and site restoration costs and related plans under “Future Removal and Site Restoration; Closure and Post-Closure Plans” above.
     Employees
     At December 31, 2005, Inco had 11,707 employees, compared with 10,973 employees at year-end 2004 and 10,478 employees at year-end 2003. At year-end 2005, 6,699 of our employees were located in Canada, 157 in the United States, 395 in the United Kingdom, 3,380 in Indonesia, 593 in China, 253 in New Caledonia and 230 in other countries, compared with 6,419 in Canada, 162 in the United States, 391 in the United Kingdom, 3,320 in Indonesia, 351 in China, 189 in New Caledonia and 141 in other countries at year-end 2004. Most full-time employees participate in Inco’s performance through profit-sharing or other bonus arrangements.
     On September 16, 2005, a new three-year collective agreement with our unionized workers at our Manitoba operations was successfully negotiated. This agreement expires in September 2008. Collective agreements with unionized hourly production and maintenance workers at our Ontario operations will expire on May 31, 2006. These agreements in Ontario had been reached following a three-month strike that had a material adverse effect on our 2003 production of nickel, copper and certain other metals and our results of operations, financial condition, profitability and cash flow from operations for 2003. A three-year collective agreement with our unionized office, clerical and technical employees at our Ontario operations was negotiated in the first quarter of 2004 and remains in effect until March 31, 2007. Our PT Inco subsidiary entered into a new two-year collective labour agreement with its union in the fourth quarter of 2004 which expires in December 2006. While there were no significant problems in reaching this latest agreement with PT Inco’s labour force, with the increased potential for actions of non-government organizations and other activist groups, the continuing uncertain economic and political situation in Indonesia and the general increase in labour activism in that country, there can be no assurance that such activism will not adversely affect PT Inco’s ability to successfully operate. Any disruption in PT Inco’s operations as a result of labour issues or other issues may adversely affect its operations and could materially adversely impact our business, results of operations, financial conditions and liquidity. At Goro, we currently have two unions representing some of our employees. In early September 2002, Goro experienced labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, the decision was made in late September 2002 to curtail certain activities at the project’s site to enable the project company, Goro Nickel S.A.S., contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. A number of procedures were put in place prior to the start of the Goro project comprehensive review in late 2002 and over the past three years we have been seeking to complete the implementation of these and other procedures as part of the negotiation of labour, site or other accords to help minimize any such disruptions in the future. Through an employers’ association, of which we are the controlling member, we negotiated a collective agreement effective September 2002 covering the construction of the first phase of the Voisey’s Bay project. Currently, we are in the process of negotiating the first collective agreement with operations employees at Voisey’s Bay.
     There can be no assurance that we will be able to maintain positive relationships with our employees at our operations in Canada, Indonesia, New Caledonia, and elsewhere or that new collective agreements will be entered into without work interruptions when the then current collective agreements end as in the case of the three-month strike at our Ontario operations in 2003. We could also be adversely affected by labour disruptions involving third parties who may provide us with goods or services at our operations in Canada and elsewhere. For example, as discussed above, our Goro project experienced labour disruptions by certain employees of the project’s construction subcontractors and other parties. Strikes and other labour disruptions at any of our operations and lengthy work interruptions at our Goro project could materially adversely affect the timing of completion and the cost of that project, as well as our business, results of operations, financial condition and liquidity.
     Exmibal
     In December 2004, Inco completed the sale, subject to certain conditions to be met during the option period referred to below, of its 70 per cent interest in its Guatemalan subsidiary, Exploraciones y Explotaciones Mineras Izabal, S.A. (Exmibal) (now called Compania Guatemalteca Mineras de Niquel, Socieda Anomina (“CGN”)), to Skye Resources Inc. (“Skye”) pursuant to a master agreement entered into in September 2004. Under the master agreement, Inco acquired (i) 1,888,101 common shares of Skye, (ii) 198,665 warrants to acquire common shares of Skye at Cdn.$3.00 per share, and (iii) 5,098 warrants to acquire commons shares of Skye at Cdn.$2.00 per share. All of these warrants expired unexercised. The master agreement gives Skye a five-year option period to evaluate the technical and economic feasibility of developing a nickel laterite mine project owned by CGN (now known as the “Fenix project”). If Skye exercises its option to proceed with the Fenix project, a second closing will occur at which time Skye will pay to Inco additional consideration in the form of $3.5 million in cash and the issuance of additional commons shares of Skye (currently estimated to be 1,750,000 shares) and Inco will transfer to Skye ownership of certain Inco subsidiaries in Guatemala which hold certain surface rights, dock facilities and other assets related to the project. The additional consideration would be payable after Skye has fulfilled a number of conditions during the option period, the most significant remaining condition being the completion of a feasibility study for the Fenix project. If Skye does not fulfill all of these conditions during the option period or if Skye elects not to exercise its option to proceed with the Fenix project, Inco will have the right to reacquire its interest in CGN (and the Fenix project).
     Concurrently with the acquisition of Inco’s interest in CGN in December 2004, Skye agreed that it or CGN will enter into the following ancillary agreements with Inco: (i) a production interest agreement providing for a cash payment to be made by CGN on 70 per cent of the ore mined by the Fenix project, (ii) a sales agency agreement under which Inco would act as Skye’s sales agent for nickel commodities produced from the project and earn a 2.75 per cent commission on those sales, and (iii) a net smelter return agreement providing Inco with a sliding-scale royalty calculated on 70 per cent of net smelter returns from the sale of ferronickel products from a ferronickel plant that would be built as part of the Fenix project. If Skye develops the Fenix project to produce intermediate nickel products, then Inco and CGN would enter into an offtake agreement under which Inco would purchase those products on commercially reasonable terms.
     During 2005, Inco acquired an addition 1,000,000 common shares of Skye and 250,000 warrants to purchase common shares of Skye at Cdn.$5.75 per share, pursuant to a private placement and market transactions. On February 24, 2006, Inco acquired 731,150 common shares of Skye pursuant to a private placement upon the exercise of certain pre-emptive rights it has under the master agreement referred to above, thereby maintaining its 12.4 per cent ownership interest in Skye on a non-diluted basis.
     Miscellaneous Investments
     In connection with the disposition of the battery and related products businesses conducted by Inco ElectroEnergy Corporation (“IEEC”), which was completed in 1983, Inco assumed responsibilities for certain expenditures and other costs associated with certain proceedings or administrative actions initiated by or involving EPA or state environmental agencies concerning certain facilities operated by these businesses. We also assumed responsibility for compliance by these facilities with applicable local environmental regulations covering the treatment or discharge of certain wastewaters, compounds or effluents into publicly-owned treatment works, sewage systems, groundwater resources and watercourses and the related cleanup of deposits of certain minerals and compounds from such watercourses. Our total accounting reserve relating to these remaining responsibilities, which reflects their estimated cost, was $48 million at year-end 2005, compared with $30 million at year-end 2004 and 2003. The increase in this reserve at year-end 2005 was the result of a reevaluation during 2005 of the costs to remediate one of the IEEC properties in the U.S. that Inco agreed to retain in connection with sale back in the early 1980s of certain of the IEEC businesses.
     Other Information
     In addition to properties discussed under “Description of Business” above, certain of Inco’s sales offices are leased and the Company also leases office space in Toronto, Ontario; London, England; Saddle Brook, New Jersey; and in certain other locations around the world.
     Operations in certain foreign countries involve certain risks, including risks of monetary instability, changes in exchange rates, inconvertibility of currencies and expropriation and nationalization. For example, Indonesia experienced a significant devaluation of its currency and other economic issues in recent years and the future economic, social and political issues in that country could adversely affect PT Inco’s ability to operate and, accordingly, our results of operations, financial condition and prospects. For further information on the political situation in Indonesia, see “PT International Nickel Indonesia Tbk – General” above.
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
     The plan was initially approved by Inco’s Board of Directors in September 1998 and became effective in October 1998. It was amended in certain respects by Inco’s Board of Directors in February 1999 to ensure that it was consistent with rights plans which had been recently adopted by other Canadian companies. The amended plan was approved by the shareholders at our 1999 Annual and Special Meeting of Shareholders in April 1999. In February 2002, Inco’s Board of Directors approved certain minor amendments to the plan to ensure that its terms remained consistent with other rights plans in Canada and unanimously recommended that the plan, as proposed to be amended, be reconfirmed, as amended and restated, by the shareholders. Such reconfirmation was obtained at our Annual and Special Meeting of Shareholders in April 2002. In February 2005, Inco’s Board of Directors approved certain further minor amendments to the plan to reflect, among other things, changes in Inco’s capital structure since April 2002, including the issuance of convertible debt securities, and unanimously recommended that the plan, as proposed to be amended, be reconfirmed, as amended and restated, by the shareholders. Such reconfirmation was obtained at our Annual and Special Meeting of Shareholders in April 2005. The plan remains in effect until October 2008.
     The rights issued under the plan are attached to and trade with Inco’s Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of Inco’s Convertible Debentures, Subordinated Convertible Debentures and LYON Notes (as those terms are defined in Note 13 to the financial statements under Item 8 of this Report) and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.
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
     Proposed Acquisition of Falconbridge Limited
     On October 11, 2005, Inco and Falconbridge announced that their respective Boards of Directors had approved the acquisition of all of the outstanding common shares of Falconbridge by Inco by way of a friendly take-over bid. The combined organization would be one of the world’s premier mining and metals companies in both nickel and copper, with one of the mining industry’s most attractive portfolios of low-cost, profitable growth projects.
     Inco and Falconbridge entered into a Support Agreement dated October 10, 2005 (the “Support Agreement”) relating to the transaction. The Support Agreement provides that Inco would make an offer (the “Offer”) to acquire all of the outstanding common shares of Falconbridge not currently owned by Inco and that Falconbridge would co-operate with Inco and use its reasonable best efforts to permit the Offer to be successful, all on and subject to the terms and conditions set out in the Support Agreement. In accordance with the Support Agreement, on October 24, 2005 Inco formally made the Offer by mailing to Falconbridge common shareholders a take-over bid circular setting out the terms of the Offer, together with the Falconbridge Board of Directors’ circular and related documents. The Offer is subject to certain conditions of completion, including receipt of all necessary regulatory clearances and acceptance of the Offer by Falconbridge common shareholders owning not less than 66 2/3 per cent of the Falconbridge common shares on a fully diluted basis. Once the 66 2/3 per cent acceptance level is met, Inco intends, but is not required, to take steps to acquire all of the remaining Falconbridge common shares. The support agreement also provides for the payment of a fee of up to $320 million to Inco by Falconbridge if the acquisition is not completed for certain reasons.
     The Offer is for Cdn.$34.00 in cash or 0.6713 of an Inco Common Share plus Cdn.$0.05 in cash for each Falconbridge common share. Falconbridge’s common shareholders will have the right to elect to receive all cash or all Inco Common Shares (plus Cdn.$0.05 per Falconbridge Common Share), subject to pro ration based upon the maximum amount of cash and Inco Common Shares offered. Under the terms of the Offer, the maximum amount of cash to be paid by Inco will be approximately Cdn.$2.87 billion, and the maximum number of Inco common shares to be issued will be approximately 201 million shares, taking into account the conversion of Falconbridge’s outstanding convertible debt securities and outstanding share options. Assuming full pro ration of these maximum amounts, this would mean Cdn.$7.50 in cash and 0.524 of an Inco common share for each Falconbridge common share subject to the Offer. Subject to certain other terms and conditions and other developments, Inco may elect to redeem some or all of Falconbridge’s junior preferred shares in conjunction with the completion of the acquisition.
     The Offer was initially open for acceptance until December 23, 2005, unless withdrawn, extended or accelerated. On December 8, 2005, Inco announced that it had determined that one of the conditions of the Offer, receipt of all necessary regulatory clearances, would not be obtained by the December 23, 2005 acceptance date and that, pursuant to the terms of the Support Agreement, it was extending the Offer until January 27, 2006 in order to allow more time to obtain these clearances. Subsequently, on January 12 and February 21, 2006, Inco announced further extensions of the acceptance date in order to provide additional time to obtain the required regulatory clearances from the U.S. Department of Justice and the competition authorities in Europe. As a result, the Offer is now open for acceptance until June 30, 2006, subject to withdrawal, extension or acceleration. On January 27, 2006, Inco announced that the Canadian Competition Bureau, the regulatory authority in Canada responsible for reviewing proposed mergers under Canadian competition legislation, had issued a “no action” letter to Inco indicating that it did not intend to oppose Inco’s acquisition of Falconbridge. Pursuant to amendments to the Support Agreement, Inco has agreed that it will extend the Offer through one or more additional extensions if the regulatory clearance condition is not met by the time provided in that agreement. Falconbridge has agreed that any such extended acceptance date may be accelerated if the regulatory clearances are obtained earlier.
     As part of the efforts of Inco and Falconbridge to obtain all of the regulatory clearances required to complete expeditiously the transactions contemplated by the Support Agreement, Inco is prepared, if required, to divest Falconbridge’s Nikkelverk refinery in Norway and certain related marketing organizations, as a post-transaction event. This divestiture, if required, may occur through a sale to a third party of the divested assets/businesses or an initial public offering covering the divested assets/businesses. If required, Inco would provide the refinery with intermediate product to meet its forecast needs, consistent with what Falconbridge would have provided over a specified period.
     The new Inco to be created by this pending transaction would have a strong balance sheet, enhanced financial resources and flexibility to achieve its growth plan and pursue additional opportunities to enhance shareholder value. Shareholders in the combined company would also enjoy significant liquidity given the strong position which it is expected to have on the Toronto and New York stock exchanges, with a total of approximately 390 million shares to be outstanding on an as issued basis, assuming all Falconbridge common shares are tendered under the Offer. Assuming all of the Falconbridge common shares are tendered, upon the completion of the acquisition current Inco common shareholders would hold approximately 54 per cent and former Falconbridge common shareholders would hold approximately 46 per cent of the fully diluted Inco common shares.
     In connection with this transaction, Inco entered into a Loan Agreement dated December 22, 2005, (the “Loan Agreement”) with a group of banks and financial institutions, including Morgan Stanley Senior Funding (Nova Scotia) Co., RBC Capital Markets, Goldman Sachs Canada Credit Partners Co. and The Bank of Nova Scotia, as lead arrangers, and Morgan Stanley Senior Funding (Nova Scotia) Co. and RBC Capital Markets, as joint book running managers. The loan facilities under the Loan Agreement are sufficient to permit Inco to meet, directly or through subsidiaries who can borrow under the Loan Agreement, the total amount of cash, approximately $2,600 million, that it would need to acquire all of the issued and outstanding common shares of Falconbridge pursuant to the terms of the Offer and to pay the fees and expenses associated with such offer. The Loan Agreement provides for a bridge loan facility which matures one year from the date of the final drawdown under the bridge loan facility. The principal amount of the bridge loan facility is repayable in one payment on such maturity date but may also be prepaid prior to maturity at the option of Inco. Certain mandatory prepayments may also be required during the term of this facility out of net proceeds, if any, received from dispositions of certain assets, certain public or private issuances of debt and certain insurance proceeds received. The Loan Agreement also provides for a term loan facility which matures on the date that is five years plus one day next following the date of the final drawdown under the term loan facility. The principal amount of the term loan facility is repayable in one payment on such maturity date but may also be prepaid prior to maturity at the option of Inco. Certain mandatory prepayments may also be required during the term of this facility out of certain net proceeds, if any, received from the divestiture of certain assets of Falconbridge, certain public or private issuances of debt related to the divestiture of certain assets of Falconbridge, and certain insurance proceeds received. The loan facilities provided for in the Loan Agreement bear interest and are subject to fees at levels customary for credit facilities of this type and include covenants, representations, warranties, conditions and events of default consistent with the terms of Inco’s existing credit facilities or otherwise customary for loan facilities of this type, including acceleration of obligations if any specified events of default occur. The first advance under the loan facilities is available until August 10, 2006. Subsequent advances are permitted within 140 days following the first advance. Inco is required to obtain the prior consent of the majority lenders under the loan facilities prior to amending, waiving, or making determinations relating to certain conditions of the acquisition of the Falconbridge common shares under the terms of the Support Agreement.
     Four members of the Falconbridge Board of Directors are to join the Inco Board of Directors upon the completion of the acquisition. The Board of Directors of Inco upon completion of the proposed transaction plans to review its dividend policy and the Board intends to continue a sustainable dividend consistent with the Company’s capital and growth requirements.

     Items 1A. Risk Factors
     The information under “Risks and Uncertainties” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report is incorporated herein by reference to such information.
     Items 1B. Unresolved Staff Comments
     None.
     Item 3. Legal Proceedings
     There are no material pending legal proceedings to which Inco or any of its subsidiaries is a party or of which their property is the subject. Inco and its subsidiaries are subject to routine litigation incidental to the business conducted by them, to various environmental proceedings, and to other litigation related to such business that Inco does not believe to be material. Among the environmental proceedings are claims for personal injuries, enforcement actions and certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund”, or “CERCLA”, as a potentially responsible party. The Superfund claims assert that, as a potentially responsible party, Inco’s subsidiary sent waste to a contaminated landfill or similar site and is jointly and severally liable for the cost of remediating such site. These claims have not proceeded to a point where a reliable assessment can be made of the costs to Inco, assuming responsibility is found to exist or liability is determined, but we believe, based upon our present information concerning these matters and its past experience, that its potential liability, if found to exist, would not be significant.
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
     Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders in the fourth quarter of 2005.

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
     The high and low closing sale prices for Inco’s Common Shares as reported on the NYSE and the TSX for each quarter during the past two years are as follows:

	New York Stock Exchange (U.S. $)
	2005				2004
	1st Q	2nd Q	3rd Q	4th Q	1st Q	2nd Q	3rd Q	4th Q
High	43.25	41.43	47.35	46.93	41.34	36.43	39.20	40.25
Low	32.32	34.18	38.00	40.10	31.72	28.19	31.21	34.28

	Toronto Stock Exchange (Cdn. $)
	2005				2004
	1st Q	2nd Q	3rd Q	4th Q	1st Q	2nd Q	3rd Q	4th Q
High	52.55	51.04	54.99	54.95	53.10	47.99	49.87	50.58
Low	40.00	43.30	46.02	47.20	42.49	39.10	41.03	42.35
     On March 13, 2006, the closing sale prices for the Company’s Common Shares were $46.14 on the NYSE and Cdn.$53.54 on the TSX.
     Issuance of Unregistered Securities
     In the fourth quarter of 2005, a total of 2,557,361 Common Shares were issued on the conversion of our LYON Notes. These Common Shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 3(a)(9) of such Act. The Company received no separate consideration upon such conversion. The Company did not issue any other equity securities that were not registered under the Securities Act of 1933 in 2005.
     Holders of Common Shares
     The total number of holders of record of the Company’s Common Shares as of February 17, 2006 was 13,612.
     Dividends
     Subject to the preferential rights of any prior ranking shares (of which none were issued and outstanding as of the date of this report), the holders of Common Shares are entitled to such dividends as may be declared by Inco’s Board of Directors out of funds legally available therefor. No dividend or other distribution on the Common Shares shall be paid, and no Common Share shall be acquired for value, unless dividends on all outstanding Preferred Shares have been paid for all past quarterly periods.
     On April 19, 2005, Inco announced that its Board of Directors had reinstated a quarterly cash dividend of $0.10 per share on our Common Shares, beginning June 1, 2005, and on February 7, 2006 we announced that the Board of Directors had increased the quarterly dividend to $0.125 per share, effective for the dividend payable March 1, 2006. The payment of dividends on the Common Shares had been eliminated by the Board of Directors in 1999. The Board continues to review on a periodic basis the declaration and payment of dividends on the Common Shares and its dividend policy. This policy is expected to be evaluated by our Board of Directors upon the completion of the pending acquisition of Falconbridge. The quarter-to-quarter decision as to the amount of the quarterly dividend per Common Share is reviewed by our Board of Directors and determined with reference to a number of factors, including current business results and cash needs.

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
     For a description of Inco’s outstanding debentures and notes which are convertible into Common Shares, see Notes 9 and 13 to the financial statements under Item 8 of this Report.
     The Common Shares have general voting rights. At shareholders’ meetings, each holder of these securities is entitled to one vote for each share held and there are no cumulative voting provisions. See Note 16 to the financial statements under Item 8 of this Report.

     Class VBN Shares
     At a special meeting of shareholders held on November 28, 2000, Inco received the requisite shareholder approval to amend the terms of the Class VBN Shares that had been created in August 1996 in connection with the Company’s acquisition of Diamond Fields to provide for their redemption. The amendments allowed the Company to redeem each of its Class VBN Shares for Cdn.$7.50 (or the equivalent in U.S. dollars) in cash and a fraction, 0.45, of a Warrant. For a description of the Warrants, see “Common Share Purchase Warrants” above. All of the Class VBN Shares were redeemed by the Company, effective December 14, 2000, for a total redemption price of $133 million plus approximately 11.6 million Warrants which were reserved for issuance. As of December 31, 2005, 2004 and 2003, approximately 11 million Warrants had been issued in connection with this redemption. Approximately 550,000 Warrants still have not been issued given the limited number of holders of Class VBN Shares who did not accept the redemption consideration and elected under applicable legislation prior to the effective date of the redemption to have a court in the Province of Ontario determine the fair value of their Class VBN Shares. As of the date of this Report, this court proceeding was still in discovery and related preliminary stages and a related action had been filed in November 2005 in the U.S. in the federal district court for the State of New Jersey.
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
     Securities Authorized for Issuance Under Equity Compensation Plans
     The number of shares of Inco that may be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans at December 31, 2005, the weighted average exercise price of such options, warrants and rights, and the number of shares remaining available for future issuance under such plans are shown in the following table:

	(A)	(B)	(C) Number of
	Number of	Weighted	remaining securities
	securities to be	average	available for future
	issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights(1)	rights	in column (A))(2)
Equity compensation plans approved by security holders	3,116,261	$30.98	7,773,950
Equity compensation plans not approved by security holders	–	–	–

Total	3,116,261	$30.98	7,773,950

(1)	Consists of Common Shares authorized for issuance upon the exercise of options outstanding as of December 31, 2005 under (i) the 1993 and 1997 Key Employee Incentive Plans which have been superseded and under which no further options may be granted, (ii) the 2001 Key Employees Incentive Plan (the “2001 KEIP”), (iii) the 2005 Key Employees Incentive Plan (the “2005 KEIP”), and (iv) the 2002 Non-Employee Director Share Option Plan (the “2002 NEDSOP”) which was suspended by Inco’s Board of Directors as of February 3, 2004.

(2)	Consists of Common Shares authorized for issuance as of December 31, 2005 pursuant to the exercise of options which may be granted under the 2001 KEIP (1,773,950) and the 2005 KEIP (5,500,000) or as restricted share awards under the 2005 KEIP (500,000). Does not include 200,000 Common Shares available for future issuance under the 2002 NEDSOP, given the Board’s decision to suspend option grants under that plan. The 2001 KEIP is nearing the end of its term. No share options/SARS may be granted under the 2001 KEIP after April 24, 2006 and no incentive compensation awards may be made under the 2001 KEIP in respect of any financial year after December 31, 2006.
     Other Information
     There is no limitation or restriction imposed by Canadian law or by our restated articles of incorporation on the right of a non-resident of Canada to hold or vote Inco’s common shares, except in the case where a non-resident of Canada were to seek to acquire control of Inco. The Investment Canada Act requires notification to and, in certain cases, advance review and approval by, the Government of Canada of the acquisition by a “non-Canadian” of “control” of a “Canadian business”, all as defined in this legislation. Generally speaking, in order for an acquisition to be subject to advance review and approval under this legislation the value of the acquired entity’s gross assets currently must exceed Cdn.$265 million. This threshold is lower if the acquiror is not a resident of a country which is a member of the World Trade Organization. See also the discussion of the Shareholder Rights Plan under “Shareholder Rights Plan” above and in Note 16 to the financial statements under Item 8 of this Report.
     Canadian federal tax legislation, in conjunction with applicable tax treaties, generally requires that we withhold 15 per cent from dividends paid by the Company to its shareholders resident in the United States, the United Kingdom and most western European countries. Similarly, depending upon applicable tax treaties, dividends paid to other non-residents of Canada are subject to a withholding tax at a maximum rate of 25 per cent. The amount of a stock dividend (for tax purposes) would generally be equal to the amount by which the stated capital of the Company has increased by reason of the payment of such dividend. Under regulations presently in effect in the United States, the Company is generally subject to the U.S. backup withholding rules which would require withholding at a rate of 28 per cent on dividends and interest paid to certain U.S. persons who have not provided the Company with a taxpayer identification number. Recent legislation enacted in the U.S. has reduced the tax rate to 15 per cent on certain dividends paid to U.S. individual shareholders of non-U.S. corporations such as the Company that meet certain requirements.

     Through subsidiaries and affiliates, Inco’s operations are conducted in numerous countries and some $3,600 million of our consolidated total assets are located outside Canada and the United States. Accordingly, operations are subject to various governmental policies or regulations and changes therein and the risks associated with doing business in many overseas locations.
     At December 31, 2005, approximately 61 per cent of the holders of our Common Shares had addresses in Canada, approximately 31 per cent had addresses in the United States and eight per cent elsewhere. Canadian residents of record held approximately 50.4 per cent of our issued and outstanding Common Shares, United States residents of record held approximately 49.3 per cent and residents of record of other countries held less than one per cent as at December 31, 2005.

     Item 6. Selected Financial Data
     The following table provides selected financial data as reported in Inco’s 2005 consolidated financial statements on the basis of GAAP in Canada:

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
	($ in millions, except per share amounts)
Net sales	$4,518	4,278	2,474	2,161	2,066
Cost of sales and operating expenses, excluding depreciation and depletion	$2,633	2,348	1,735	1,378	1,416
Depreciation and depletion (2)	$256	248	227	242	263
Selling, general and administrative	$207	192	169	136	111
Asset impairment charges	$25	201	—	2,415	—
Interest expense(3)	$26	36	56	58	62
Income and mining taxes (2)(3)	$408	432	(27)	(641)	(88)
Net earnings (loss) (2)(3)	$836	619	146	(1,475)	302
Dividends per common share	$0.30	—	—	—	—
Preferred dividends	—	—	(6)	(26)	(26)
Premium on redemption of preferred shares	—	—	(15)	—	—
Net earnings (loss) applicable to common shares (2)(3)	$836	619	125	(1,501)	276
Net earnings (loss) per common share — basic(1)(2)(3)	$4.41	3.30	0.68	(8.21)	1.52
Common shares outstanding (weighted average, in millions)	189	188	185	183	182
Total assets (2)(3)	$12,010	10,716	9,058	8,596	9,630
Long-term debt(3)	$1,852	1,761	1,603	1,636	842
Convertible debt(3)	$362	418	418	148	148
Preferred shares	—	—	—	472	472

(1)	Net earnings (loss) per common share is calculated by dividing net earnings (loss) applicable to Common Shares by the weighted-average number of Common Shares issued and outstanding for the relevant period.

(2)	Amounts reported in 2001 have not been restated for the change in depreciation and depletion as discussed in Note 2(d) to the financial statements under Item 8 of this Report.

(3)	Prior year amounts have been restated for a change in accounting principles and a restatement. Reference is made to Notes 2(a), 2(b) and 2 — Restatements to the financial statements under Item 8 of this Report.
     There are a number of differences between Canadian and United States GAAP. The differences, insofar as they affect Inco’s consolidated financial statements, relate to accounting for post-retirement benefits, currency translation gains (losses), research and development, exploration, asset impairment, our convertible debt, derivative instruments, investments, income and mining taxes and reporting of comprehensive income. A full discussion of these differences is presented in the Notes to the financial statements under Item 8 of this Report and, in particular, Note 24 to such financial statements.

     The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated) (1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	($ in millions, except per share amounts)
Net earnings (loss) — Canadian GAAP	$836	$619	$146	$(1,475)	$302
Increased post-retirement benefits expense	(64)	(53)	(45)	(24)	(24)
Currency translation gains (losses)	(62)	(89)	(219)	(49)	123
Increased intangible assets amortization expense	—	—	(2)	(2)	—
Increased research and development expense	(47)	(17)	(5)	(6)	(8)
Decreased (increased) exploration expense	(8)	1	(4)	(3)	(7)
Decreased (increased) asset impairment charges	—	11	—	(961)	—
Increased interest expense	(23)	(14)	(13)	(1)	(5)
Cash settlement of LYON Notes tendered for conversion	(26)	—	—	—	—
Unrealized net gain (loss) on derivative instruments	(17)	5	(1)	5	(4)
Increased income and mining tax expense	—	—	(15)	—	—
Decreased (increased) minority interest	9	(8)	1	2	2
Change in accounting policy	—	—	—	1	1
Taxes on United States GAAP differences	30	22	28	139	15

Net earnings (loss) before cumulative effect of a change in accounting principle — United States GAAP	628	477	(129)	(2,374)	395
Cumulative effect of a change in accounting principle	—	—	(17)	(2)	—

Net earnings (loss) — United States GAAP	$628	$477	$(146)	$(2,376)	$395

Net earnings (loss) per share — Basic
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$3.32	$2.54	$(0.82)	$(13.13)	$2.03
Cumulative effect of a change in accounting principle	—	—	(0.09)	(0.01)	—

Net earnings (loss) per share — Basic	$3.32	$2.54	$(0.91)	$(13.14)	$2.03

Net earnings (loss) per share — Diluted
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$2.87	$2.30	$(0.82)	$(13.13)	$1.99
Cumulative effect of a change in accounting principle	—	—	(0.09)	(0.01)	—

Net earnings (loss) per share — Diluted	$2.87	$2.30	$(0.91)	$(13.14)	$1.99

(1)	Reference is made to Notes 2 and 24 to the financial statements under Item 8 of this Report.
     The selected financial data item “Preferred shares” would be reported in the same amounts under Canadian and United States GAAP. Under United States GAAP, “Total assets” would be reported as $10,249 million at December 31, 2005 (2004 — $9,352 million; 2003 — $7,959 million; 2002 — $7,727 million; 2001 — $9,755 million).

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our 2005 consolidated financial statements and notes, which are expressed in U.S. dollars and prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada, which generally conform with those principles established in the United States except as explained in note 24 to our 2005 consolidated financial statements. This MD&A contains certain forward-looking statements based on our current expectations or developments, anticipated benefits and other possible occurrences. These forward-looking statements entail various risks and uncertainties, as discussed below, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to “Cautionary Statement Regarding Forward-Looking Statements and Forward-Looking Information” and “Material Assumptions” above. Since we have not completed our pending acquisition of all of the common shares of Falconbridge, this MD&A only includes information on the Company alone and without taking into account the benefits of such acquisition unless otherwise expressly indicated in this MD&A with respect to certain forward-looking statements relating to what we have referred to as the “new Inco” to be created by the combination of Inco and Falconbridge. The information in this MD&A is as of December 31, 2005 unless otherwise indicated.
     Nature of our Business
     As discussed above, we are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. The largest end use for nickel is in the production of austenitic or nickel-bearing stainless steels. This end use currently accounts for about two-thirds of demand for primary nickel. We define primary nickel to be nickel produced from nickel-containing ores. The other principal source of nickel, as discussed below, for nickel-bearing stainless steels and certain other industrial applications is secondary nickel or nickel-containing recycled or scrap material. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba, Voisey’s Bay in Newfoundland and Labrador, and, through a subsidiary in which we have an equity interest of approximately 61 per cent, PT Inco, on the island of Sulawesi, Indonesia. We also operate wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in Japan, through ITL, in which we have an equity interest of 67 per cent; in Taiwan, through Taiwan Nickel, in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel, in which we have an equity interest of 25 per cent. Additionally, we have a 65 per cent equity interest in Jinco, a company that produces nickel salts in Kunshan City, China. We also have joint venture operations in China, through Dalian, in which we have a total direct and indirect equity interest of 81.6 per cent, and Shenyang, in which we have a total direct and indirect equity interest of 82 per cent. In March 2005, Shenyang acquired substantially all of the assets which represented the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. These two ventures in China produce nickel foam products for the Asian battery market. We also have a shearing and packaging operation in China for certain nickel products to meet the specific needs of this geographic market.
     Our business operations consist of two segments, our (i) finished products segment, representing our mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, and (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In the fourth quarter of 2005, production of nickel and copper concentrates at the initial phase, representing an open-pit mine and concentrator and related facilities, of our Voisey’s Bay project, operated by our wholly-owned subsidiary, Voisey’s Bay Nickel Company Limited, started and, accordingly, the assets relating to the initial phase of the Voisey’s Bay project were reclassified from the development projects segment to the finished products segment. Voisey’s Bay produces nickel concentrates for processing by our Ontario and Manitoba operations, as well as copper concentrates for sale to third parties. As part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing our Goro project in New Caledonia in which we currently hold an approximate 71 per cent equity interest.
     In recent years, sales of our primary metal products were concentrated in the United States, Europe, Japan, elsewhere in Asia, and Canada, with about 60 per cent of our 2005 revenues from the sale of a range of nickel products in Asia.
     On October 11, 2005, we announced our friendly offer to purchase all of the outstanding common shares of Falconbridge. Our offer is Cdn. $34.00 in cash or 0.6713 of an Inco common share plus Cdn. $0.05 in cash for each Falconbridge common share.

Falconbridge’s common shareholders will have the right to elect to receive all cash or all Inco common shares (plus Cdn. $0.05 per Falconbridge common share), subject to pro ration based upon the maximum amount of cash and Inco common shares offered. Under the terms of our offer, the maximum amount of cash to be paid by us will be approximately Cdn. $2.87 billion, and the maximum number of Inco common shares to be issued by us will be approximately 201 million, taking into account the conversion of Falconbridge’s outstanding convertible debt securities and outstanding share options. Assuming full pro ration of these maximum amounts, this would mean Cdn. $7.50 in cash and 0.524 of an Inco common share for each Falconbridge common share subject to the offer. Our offer is conditional on at least 66 2/3 per cent of Falconbridge common shares being tendered to our offer, receipt of all necessary regulatory clearances and certain other conditions. Pursuant to our notice of extension dated February 27, 2006, the offer is open for acceptance by Falconbridge common shareholders until June 30, 2006, subject to further extension, acceleration or withdrawal. We currently expect to take up and pay for the Falconbridge common shares tendered pursuant to the offer late in the second quarter or sometime in the third quarter of 2006. Assuming that the pending transaction is completed as currently contemplated, we believe that it would create the world leader in primary nickel production and sales and a leading copper producer, with growth prospects in both metals, given the combined company’s expected strong operations and portfolio of growth projects. The combined company that would be created by this pending transaction, which we have referred to as the new Inco, would be expected to generate substantial positive cash flow from operations, assuming that the prices to be realized for the metals and related products produced by the combined company remain at or near the levels realized in 2005, and have the ability to pursue its growth strategy on a scale that neither company could have contemplated individually. The new Inco would be a geographically diverse company, having a presence in North and South America, Asia, the South Pacific and Europe. Combining the two companies’ operations is expected to create significant operating and other synergies that are uniquely available given the proximity of our respective operations in Ontario and elsewhere. These synergies would come from efficiencies in overlapping operations in Ontario, better use of mining and processing facilities in Canada, improving procurement practices and other opportunities for increased efficiencies and cost savings.
     Key Factors Affecting our Business
     The price of nickel has represented, and is currently expected to continue to represent, the principal determinant of our profitability and cash flow from operations. Accordingly, our financial performance has been, and is expected to continue to be, closely linked to the price of nickel and, to a lesser extent, the price of copper and other primary metals produced by us. Historically, the demand for nickel has been closely correlated to industrial production in the major industrialized geographic regions as well as in those regions which are emerging as significant and industrialized areas, in particular North America, Europe and Asia, and we expect this positive correlation to continue. During 2005 we experienced, and currently expect to continue to experience at least in 2006, favourable demand and realized prices for the nickel products we produce based upon the relationship that has recently existed, and is currently expected to continue to exist at least for 2006, between global nickel supply and demand. While global nickel demand remained relatively strong in 2005 and is expected to remain relatively strong at least in 2006, global nickel supply has not increased significantly, creating an overall global nickel market that was essentially in balance for 2005 but one that we expect will reflect that overall supply may not keep pace with overall demand at least in 2006. While we currently believe that this favourable relationship between global nickel supply and demand will continue beyond 2006, we are not in a position to predict that those conditions will continue given the wide range of factors that could affect such conditions. In 2005, our average realized price for the nickel products we sold was $14,842 per tonne ($6.73 per pound), compared with $13,906 per tonne ($6.31 per pound) for 2004. The LME cash price for nickel, the price that is generally viewed as the benchmark price for nickel, averaged $14,733 per tonne ($6.68 per pound) in 2005, compared with $13,852 per tonne ($6.28 per pound) in 2004. Given the historically high nickel prices that prevailed for at least the first half of 2005, the nickel industry, as also happened in 2004, saw in 2005 some substitution of non-nickel products in place of primary nickel as well as a significant amount of substitution of non-nickel containing stainless steels in place of stainless steels having some or higher grades of nickel.
     Since we sell our nickel products in all major geographic markets, the realized prices for our primary nickel and other metal products are influenced by both global and regional supply-demand factors and by the availability and prices of secondary or metal-containing scrap material, including nickel-containing scrap generated by the stainless steel industry and other substitute or competing commodity products for the primary nickel and other metal products we produce. We believe that the industrial-based strength of the Chinese, United States and Japanese economies, coupled with continued slow economic recovery in some European countries, as well as the influence of Metals Trading Funds, were important factors in the increase in nickel price levels on average for 2005 and the volatility experienced in nickel prices during 2005. We currently expect these factors will continue to affect nickel demand and nickel prices at least for 2006.
     While the price and global demand for nickel are the most important determinants of our profitability and cash flow from operations, our financial results are also affected by increases in the costs we incur to produce nickel and our other metals. In 2003,

2004 and 2005, we experienced increases in our costs due to a number of factors, including rising energy and pension and other post-retirement benefits expenses, the continued strengthening of the Canadian dollar relative to the U.S. dollar and the effect this has had on our operating costs incurred in Canadian dollars and higher costs for purchased nickel intermediates for our Canadian operations in advance of the availability of nickel concentrates on a significant ongoing basis from our Voisey’s Bay operations. While we have continued to implement programs designed to manage our costs, our ability to continue to do so successfully will influence our profitability and cash flow from operations.
     The initial phase or phase one of our Voisey’s Bay project, which includes an open pit mine, concentrator and related facilities and certain research and development and other programs, began, as noted above, commercial production in the fourth quarter of 2005. The first shipment of nickel concentrate from Voisey’s Bay took place on November 16, 2005, well ahead of the original schedule for this project. Our Ontario operations received feed from our Voisey’s Bay operations in December 2005 and began processing this material. During 2005 we completed the rationalization of our cobalt production facilities at our Manitoba operations as well as the installation of the facilities required to receive Voisey’s Bay nickel concentrates. Our Manitoba operations received an initial shipment of nickel concentrates from Voisey’s Bay in late December 2005. In 2005, we spent $353 million, including capitalized interest, on our Voisey’s Bay project and we currently expect to spend approximately $55 million on this project in 2006.
     In 2005, we moved forward with the construction of our Goro development project as well as other capital investment initiatives. We spent $344 million, including capitalized interest, on our Goro project in 2005 and we currently plan to spend $1,140 million on this project in 2006 and estimate that we will have to fund approximately $670 million of this total after taking into account funding received or to be received from government assistance programs and partner contributions. In 2004, we announced plans to construct a third dam at a cost of approximately $150 million, the first stage of a four-year capital program currently estimated to total about $280 million, aimed at raising PT Inco’s annual production by 33 per cent from its current nameplate capacity of about 150 million pounds to about 200 million pounds of nickel-in-matte by 2009. PT Inco spent $58 million on this program in 2005 and is expected to spend an additional $60 million in 2006. Our development projects continue to be very important to our future given that (1) the Voisey’s Bay project currently represents a key source of intermediate nickel products for our Manitoba and Ontario operations, in particular our Manitoba operations given the decline in mine production which has been experienced over the past few years at this operation, and (2) these projects will be needed if we are to remain a leading nickel producer in an expected growing nickel market.
     We currently plan to rely in part on, and accordingly, need to generate, very substantial cash flows from operations to meet sustaining capital expenditure requirements for our existing operations and the planned capital expenditures for our development projects. Our planned capital expenditures in respect of our current operations and development projects are expected to total approximately $1,820 million in 2006. Taking into account capital contributions expected to be made in 2006 by other shareholders in our Goro project, certain previously announced government assistance relating to our growth projects and other financing arrangements that are already in place for these projects, we currently project that of this $1,820 million total estimate, we have funded or will be required to fund about $1,340 million.
     The following table shows our average realized price for nickel, the average LME cash nickel price and our cash flow from operations (which we refer to as our net cash provided by (or used for) operating activities) for each of the past ten years to show the relative correlation between nickel prices and our financial results:

	Inco Average Realized	Average LME Cash	Cash Flow from
	Price for Nickel[1]	Nickel Price	Operations
Year	($ per tonne)	($ per tonne)	($ in millions)

1996	7,959	7,500	378
1997	7,407	6,916	243	[2]
1998	5,291	4,617	174
1999	6,415	6,027	128	[2]
2000	9,007	8,641	842
2001	6,468	5,948	360
2002	7,143	6,772	599
2003	9,860	9,640	131	[2]
2004	13,906	13,852	1,393
2005	14,842	14,733	739

(1)	Includes intermediates.

(2)	Cash flow from operations for 1997 reflects a one-month strike at the Ontario operations. Cash flow from operations for 1999 and 2003 reflect three-months strikes at our Manitoba and Ontario operations, respectively.

     The nickel industry is very competitive in all of its key parts, including the exploration for, and the development of, new sources of supply, the acquisition of mineral deposits, and the processing, distribution and marketing of nickel products. The level of production and export of primary nickel from Russia as well as the supply of secondary or nickel-containing scrap material, together with the continuing relatively limited level of domestic consumption of nickel in Russia, has had, and could continue to have, a significant affect on the nickel industry’s supply-demand balance. While we produce primary nickel, the other principal source or type of nickel used in stainless steel and certain other industrial applications, as noted above, is secondary nickel, which is also referred to as recycled or scrap nickel. Secondary nickel is recovered largely from austenitic stainless steel manufacturing and fabricating operations and nickel-containing scrap from obsolete facilities and equipment. In the recent past, secondary nickel has represented (1) between 44 and 49 per cent of the total nickel used in the production of nickel-bearing or austenitic stainless steels, with primary nickel accounting for between 51 and 56 per cent of such nickel use and (2) between 34 and 36 per cent of total nickel used in all applications. These percentages can vary based upon relative prices, the availability of scrap, technical ability of users to switch between primary and secondary nickel sources, and other factors. To the extent that the supply of such secondary nickel increases, such an occurrence could also adversely affect nickel prices and our results of operations, financial condition and cash flows.
     2005 Nickel Market Highlights
     The year 2005 was a year of two very distinct periods. The first half of the year reflected relatively strong demand for nickel, relatively tight supplies of nickel, nickel buying activity from Metals Trading Funds, falling LME nickel inventories and relatively strong nickel prices. However, by the start of the third quarter a significant negative shift began in the supply-demand fundamentals of the nickel market, as demand weakened, Metals Trading Funds sold the nickel positions they had acquired, LME inventories increased and prices fell. The significant deterioration in market conditions was, we believe, the result of a large reduction in global stainless steel production in the second half of the year, as discussed below. For 2005 as a whole, nickel demand grew by less than one per cent from 2004 levels. The non-stainless steel uses for nickel, in particular for high nickel alloys, plating and battery materials, were the only end uses for primary nickel to experience demand growth in 2005. Primary nickel demand in stainless steel applications experienced a sharp contraction in 2005, with global stainless steel production falling by one per cent in 2005 from 2004 levels, and primary nickel demand for this application declining by about six per cent. Demand was also negatively affected in this key application by substitution for nickel in certain stainless steel applications and a higher relative usage of secondary, or scrap, nickel.
     The relatively low inventories of nickel, high prices and the active trading of Metals Trading Funds, factors which were also prevalent and, accordingly, affected the nickel markets in 2004, contributed to the continued volatile price conditions in 2005. The difference between the high and low daily LME cash nickel prices for 2005 was $6,250 per tonne ($2.83 per pound). We estimate that the global nickel market had a slight surplus for 2005 as the level of demand was more than covered by the level of supply. However, we believe that the level of demand was restrained by the relatively high nickel prices in at least the first half of 2005, and that demand would have been significantly stronger had prices been closer to historic averages.
     The modest growth in primary nickel demand in 2005 was, as noted above, due to the strength in non-stainless steel uses for nickel, as demand from the stainless steel sector, the largest end use of primary nickel, was adversely affected by several factors as discussed below. Nickel demand growth for non-stainless steel uses increased by eight per cent in 2005, as demand for nickel for the production of high nickel alloys improved as a result of the continued strength in demand for high nickel alloys used in the aerospace industry and for land-based gas turbines, as well as growth in the oil and gas, liquid natural gas and battery applications for nickel. Nickel demand from battery applications improved in 2005, in part due to the increased production of hybrid electric vehicles that contain nickel in their battery systems.
     World production of stainless steel increased by approximately seven per cent during the first half of 2005, consistent with the relatively strong growth rates seen in this production for 2003 and 2004. This growth was due, in part, to increased capacity utilization at several large-scale stainless steel manufacturing facilities, as well as new production capacity coming on stream, especially in China. The strong stainless steel production growth in the first half of 2005, combined with strength in the non-stainless steel market, led to nickel demand growth of approximately six per cent in the first half of the year. However, end-use consumption of stainless steel did not keep pace with stainless steel production and global inventories increased during the first half of the year. The increase in global stainless steel inventories was a sign of an oversupplied market that, in turn, triggered sharply falling stainless steel prices beginning in July 2005. At the beginning of the third quarter of 2005, almost all major stainless steel producers had begun to reduce production levels in an effort to reduce the relatively high global inventory levels of stainless steel and, through such supply reductions, correct this oversupply situation. Most of these production cuts were maintained through the end of 2005. We estimate that stainless steel production curtailments in the second half of the year led to an overall production decline in the second half of 2005 of nine per cent as compared with the second half of 2004. This sharp reduction in stainless steel production, in turn, led to a significant reduction in demand for primary nickel used in stainless steel. The global stainless steel market used relatively high amounts of secondary or scrap nickel in 2005 as compared with prior years, as well as increasing the production of stainless steels containing relatively low amounts or grades of nickel (one to four per cent) and grades containing no nickel compared with stainless steels with higher nickel grades (eight to ten per cent nickel).
     The growth in the world supply of primary nickel in 2005 was adversely affected by several unexpected disruptions. While domestic production by certain producers did increase in certain countries, including China, New Caledonia and Norway, these increases were largely offset by reductions in output or lower than planned increases by producers in other countries. Overall production of primary nickel increased by approximately 2.4 per cent in 2005, about half of the long-term average production growth rate of four per cent. Several producers experienced production problems as labour disruptions or shortages, feed material shortages, inclement weather, technological challenges and extended maintenance shutdowns curtailed output below originally announced planned levels for 2005. Approximately two thirds of global nickel production growth was the result of a ramp-up in Chinese nickel production, in an effort to reduce that country’s nickel import requirements. World primary nickel supply increased by 30,000 tonnes to 1,285,000 tonnes in 2005. We believe that no stockpiles of nickel were released into the market in 2005 or 2004, in contrast to what occurred in 2003.
     The slower than average growth in nickel demand for 2005, coupled with a relatively modest amount of growth in nickel supply for the year, created a surplus that we estimate to have been approximately 15,000 tonnes. However, as discussed above, we believe that the supply-demand relationship was in a deficit in the first half of the year and moved to a surplus in the second half of the year. Inventories of nickel on the LME, a physical market (i) where various metals, including nickel, can be bought or sold for prompt or future delivery and (ii) representing the principal terminal market for primary nickel in the world, decreased during the first half of 2005 to a low of 4,926 tonnes. However, the decline in demand in the second half of the year led to a steady increase in LME inventories during this period to a level of 36,042 tonnes at December 31, 2005. LME nickel inventories have decreased in the first 10 weeks of 2006, with such inventories totalling 34,266 tonnes as of March 13, 2006.
     The two distinct periods of nickel demand and supply dynamics for 2005 as noted above were reflected in the LME cash nickel price movements. The LME cash nickel price opened the year at $14,035 per tonne ($6.37 per pound) and moved on a steady upward path during the first quarter, as strong demand for nickel in China and a sharp reduction in LME inventories during the first quarter to below 8,000 tonnes led to what we believed were tight market conditions. Nickel prices experienced an overall increase during the first quarter of 2005, with the LME cash price increasing to $16,250 per tonne ($7.37 per pound) at the end of the quarter. The LME cash price was $16,140 per tonne ($7.32 per pound) at the beginning of the second quarter, and LME inventories declined by 3,372 tonnes during that quarter. Continued strong demand in China and elsewhere as well as limited new nickel supply led to continued price strength through the middle of May. The LME cash nickel price reached the year high on May 12, 2005 of $17,750 per tonne ($8.05 per pound). From that point, we believe that market sentiment weakened as the scale of large stainless steel inventories became apparent and stainless steel production cuts began. LME stocks began to increase and we believe Metals Trading Funds started to liquidate the positions in nickel they had accumulated in the second quarter of 2005. The LME cash nickel price decreased during the balance of the second quarter and ended the second quarter of 2005 at $14,700 per tonne ($6.67 per pound). In the third quarter, the stainless steel production cuts began to have a negative effect on demand for primary nickel, resulting in a surplus of nickel. Some of this nickel was delivered to the LME as evidenced by a 11,310 tonne increase in LME stocks during this period. LME cash nickel prices increased modestly through the middle of September, as we believe Metals Trading Funds built speculative positions in advance of the expiration of our Manitoba operations’ collective agreement in anticipation of a possible labour disruption together with the expectation that the stainless steel industry was at or close to the end of its production curtailments. Having reached a new collective agreement covering the unionized hourly rated workforce at our Manitoba operations without a labour disruption in mid-September 2005, coupled with announcements of continued stainless steel production cuts and steadily increasing LME stocks to a quarter-end level of 13,488 tonnes, the nickel price fell for the remainder of September and ended the quarter at $13,600 per tonne ($6.17 per pound). Nickel prices continued to decline during the early part of the fourth quarter of 2005, reaching a low for the year of $11,500 per tonne ($5.22 per pound) on November 1, 2005. However, the nickel price increased through the remainder of the quarter due to, we believe, the expectation of improved stainless steel market conditions and increased nickel demand in the first quarter of 2006 and averaged $13,429 per tonne ($6.09 per pound) for December 2005. LME stocks increased steadily throughout the fourth quarter and ended the year at 36,042 tonnes. The LME cash nickel price ended the year at $13,380 per tonne ($6.07 per pound) compared with $15,205 per tonne ($6.90 per pound) at the end of 2004. The LME cash nickel price averaged $14,733 per tonne ($6.68 per pound) for 2005, higher than the 2004 average of $13,852 per tonne ($6.28 per pound) and the highest average annual benchmark nickel price ever based upon available data. The LME cash nickel price during the January 3 — March 13, 2006 period averaged $14,775 per tonne ($6.70 per pound) and was $14,780 per tonne ($6.70 per pound) on March 13, 2006. This increase in prices early in

2006 has been, we believe, related to the expectation of improved demand for nickel from the stainless steel sector, as well as increased purchases of nickel by Metals Trading Funds.
     The following table summarizes certain world primary nickel market and LME statistics for the years indicated (either in tonnes or in dollars per tonne in the case of LME cash nickel prices):

			Year-End Combined
			Western		Average
			World[2]		Annual
	World Primary Nickel	World Primary Nickel	Producers and LME	Year-End LME	LME
Year	Demand	Supply	Inventories	Inventories	Cash Nickel Prices

2001	1,085,000	1,148,000	106,000	19,188	$5,948
2002	1,168,000	1,176,000	100,000	21,972	6,772
2003	1,244,000	1,264,000	104,000	24,072	9,640
2004	1,262,000	1,255,000	111,000	20,898	13,852
2005	1,270,000 [1]	1,285,000 [1]	127,000 [1]	36,042	14,733

(1)	Preliminary estimates.

(2)	Excludes Russia, other members of the former Commonwealth of Independent States, China, Cuba and Eastern Europe.
          2004 Nickel Market Highlights
     The year 2004 was one characterized by high nickel prices, which we believe were due principally to broad-based growth in global demand for nickel. The increase in demand was attributed to a recovery in non-stainless steel applications for nickel. Primary nickel demand in stainless steel applications experienced virtually no growth in 2004, despite strong global stainless steel production growth, due to a large increase in nickel-containing scrap consumption and substitution for nickel in certain stainless steel applications. The increase in nickel demand was driven by the strongest global industrial production growth in 10 years, led by continued economic growth in China, as well as economic growth in South Korea, Taiwan and Japan. The economies of the United States and Europe also exhibited growth above the levels seen in the recent 2000 — 2003 period. The global nickel market was in deficit for 2004 as the level of demand exceeded the level of supply. We believe that relatively low physical inventories, high prices and the active trading in nickel by Metals Trading Funds contributed to volatile price conditions in 2004.
     The growth in primary nickel demand in 2004 was concentrated in the non-stainless steel sector, which increased by seven per cent, as demand for nickel for the production of high nickel alloys improved as the recovery of the aerospace industry continued. World production of stainless steel increased by eight per cent to approximately 24.6 million tonnes. Stainless steel production expanded in all major industrialized geographic regions and was particularly strong in South Korea where new production facilities operated at capacity during the year. However, primary nickel demand growth in the stainless steel sector was adversely affected by a large increase in stainless steel scrap consumption, as well as an increase in the production of stainless steels containing relatively low amounts or grades of nickel (one to four per cent of nickel) and grades containing no nickel compared with higher nickel containing stainless steel grades (eight to ten per cent).
     World supply of primary nickel in 2004 was lower than world nickel supply in 2003, although production of primary nickel increased by four per cent in 2004, due to the relatively large stockpile releases in 2003. World primary nickel production in 2004 totalled 1,255,000 tonnes, an increase of 51,000 tonnes, of which approximately 50 per cent was the result of our recovery from our strike-impacted levels experienced in 2003. However, world primary nickel supply of 1,255,000 tonnes decreased from 1,264,000 tonnes in 2003, taking into account the release into the market in 2003 of 60,000 tonnes initially pledged by one producer as collateral for a loan.
     The growth in nickel demand during 2004, coupled with the overall decline in supply for 2004, created a deficit between supply and demand of approximately 6,000 tonnes. Inventories of nickel on the LME decreased during 2004 by 3,174 tonnes to a relatively low level of 20,898 tonnes at December 31, 2004.
     While 2004 represented a very strong year for the global nickel market given the demand-supply fundamentals described above, there was also, as noted above, a very significant amount of volatility in nickel prices. The LME cash nickel price opened the year at $16,690 per tonne ($7.57 per pound). On January 6, 2004 the LME cash nickel price reached its highest level since March 9, 1989, $17,770 per tonne ($8.06 per pound). The LME cash price then drifted lower in the first quarter and was $14,220 per tonne ($6.45 per pound) at the beginning of the second quarter. Continued concern over a possible economic slowdown in China led to ongoing price volatility and overall declining LME cash nickel prices to the middle of May. From that point, LME stock withdrawals and positive demand growth contributed to the LME cash nickel price increasing. In the third quarter, trading activity by Metals Trading Funds in nickel was limited during the traditionally quiet summer months and with a 6,534 tonne increase in LME stocks during this period, nickel prices declined to $12,050 per tonne ($5.47 per pound) by September 9, 2004. Prices increased in late September, despite a rise in LME inventories, and ended the quarter at $15,100 per tonne ($6.85 per pound). LME stocks increased steadily throughout the fourth quarter and ended the year at 20,898 tonnes. The LME cash price ended the year at $15,205 per tonne ($6.90 per pound) compared with $16,650 per tonne ($7.55 per pound) at the end of 2003. The LME cash nickel price averaged $13,852 per tonne ($6.28 per pound) for 2004.
     Results of Operations
     2005 Compared with 2004
          Earnings Summary
     Net earnings for 2005 were $836 million, or $4.41 per share ($3.75 per share on a diluted basis), compared with net earnings of $619 million, or $3.30 per share ($2.95 per share on a diluted basis) in 2004. Results for 2005 relative to 2004 primarily reflect higher realized selling prices for substantially all metals, significantly lower asset impairment charges and a gain on the sale of a non-core investment. These favourable factors were partially offset by higher production costs for nickel and copper and lower deliveries of nickel, copper and certain PGMs and estimated pre-tax remediation costs of $20 million involving a property we retained from a disposed business unrelated to our current operations.
     The following bar chart sets forth the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (the dollar amounts of unfavourable factors are shown in parentheses), affecting our 2005 net earnings compared with 2004, with the starting point (first bar on the left) being the level of net earnings for 2004:
Principal Factors Affecting 2005 Net Earnings in Comparison with 2004
(in millions of dollars)
          Nickel Production
     Nickel production decreased to 220,727 tonnes (487 million pounds) in 2005 compared with 236,817 tonnes (522 million pounds) in 2004. The decrease in nickel production was primarily due to a longer than planned major maintenance shutdown at our Ontario operations and a slower ramp-up after that shutdown caused, in turn, by a number of factors. These factors included labour productivity problems involving one contractor on the work undertaken during the shutdown, an increase in the scope of certain work undertaken as a result of the shutdown, the need to repair unanticipated leaks relating to the expansion of the acid plant at these operations and a fire in one of the dust capture bag houses. In addition, we had a longer than usual major maintenance shutdown at our Manitoba operations during the third quarter which was necessary to prepare those operations for the arrival of Voisey’s Bay nickel concentrates late in the fourth quarter of 2005 and the processing of the additional cobalt contained in such concentrates and to have the ability to operate with a single furnace. Finished nickel production from PT Inco nickel-in-matte was comparable to 2004. Historically, we have believed that the minimum finished nickel inventories we generally need to run our business and meet customers’ requirements should be about 26,000 tonnes, depending upon the required product mix and other factors. We expect to continue to evaluate the factors to be considered in determining what this minimum inventory level should be. Our finished nickel inventories were 23,444 tonnes at December 31, 2005 compared with 27,334 tonnes at the end of 2004.
          Copper Production
     Finished copper production, including anode production for processing as discussed below under an agreement we entered into with Falconbridge, increased by one per cent to 125,595 tonnes (277 million pounds) in 2005 compared with 124,456 tonnes (274 million pounds) in 2004. In addition, production of copper in concentrates from our Voisey’s Bay operations was 4,406 tonnes (10 million pounds) in 2005. In May 2005, we announced the closure of our copper refinery in Sudbury based upon a number of factors, including that facility’s size and cost structure relative to the leading copper refineries in the world. In connection with our decision to close this facility, we recorded a charge of $25 million in the second quarter of 2005. The copper refinery was closed as planned in December 2005. We entered into a ten-year agreement in mid-2005 with Falconbridge under which we agreed to sell all our copper production from our Ontario operations in anode form to this company.
          Commencement of Voisey’s Bay Operations
     On December 1, 2005, the open pit mine and 6,000 tonnes-per-day concentrator at Voisey’s Bay began commercial production. For the year 2005, 10,450 tonnes (23 million pounds) of nickel in concentrates and 4,406 tonnes (10 million pounds) of copper in concentrate were produced at Voisey’s Bay and two shipments of concentrates were made in 2005, with the nickel concentrates being sent to our Ontario and Manitoba operations. The first copper in concentrates was sold in January 2006. We produced initial quantities of finished nickel from the Voisey’s Bay nickel concentrates in January 2006.
          Net Sales
     The following table sets forth deliveries and net sales of our principal metal products for the years indicated:

	Deliveries		Deliveries		Deliveries
	(tonnes	Net Sales	(tonnes except as	Net Sales	(tonnes except as	Net Sales
	except as indicated)	(in $ millions)	indicated)	(in $ millions)	indicated)	(in $ millions)
	2005	2005	2004	2004	2003	2003

Primary nickel, Including intermediates
Inco-source	223,811		235,185		184,110
Purchased	22,471		16,697		29,780

	246,282	$3,655	251,882	$3,503	213,890	$2,109

Copper
Finished	120,543		124,884		92,202

Purchased	—		—		1,133

	120,543	463	124,884	364	93,335	171

Cobalt	1,694	57	1,542	72	903	17
Precious metals (in thousands of troy ounces) [1]	1,920	267	2,490	246	1,694	114
Other		76		93		63

Net Sales to customers		$4,518		$4,278		$2,474

(1)	Excludes toll-refined materials.

Realized Prices
     The following table sets forth our average annual realized prices for the years indicated for the metal products we produce and sell:

($ per tonne/per pound)	2005	2004	2003

Primary nickel, including intermediates	$14,842/6.73	$13,906/6.31	$9,860/4.47
Copper	3,839/1.74	2,916/1.32	1,832/0.83
Cobalt	32,828/14.89	46,442/21.07	18,846/8.55

($ per troy ounce)

Platinum	$841.27	$762.73	$588.96
Palladium	209.46	225.56	297.36
Rhodium	2,055.55	1,166.85	530.66
Gold	423.21	398.68	367.72
Silver	7.06	6.73	4.86
     Net sales increased in 2005 due to higher selling prices for nickel, copper and certain PGMs partially offset by lower deliveries of nickel, copper and certain PGMs and lower average realized selling prices for cobalt.
     Our nickel deliveries in 2005 represented an estimated 19 per cent share of the world market for primary nickel, compared with 20 per cent in 2004.
     Our price realizations for nickel have tended to lag LME cash price changes. The premiums we realize over the prevailing LME cash price for our specialty or value-added and other nickel products are normally affected by (i) fluctuations in the LME cash nickel price, (ii) the effect these fluctuations have on the price we receive for the nickel-in-matte product produced by PT Inco, (iii) the lag effect that changes in the LME benchmark cash price have on the pricing of certain of our nickel products, (iv) how certain of our nickel products are priced and (v) the mix of our primary nickel products sold in the year. For 2005, the average realized price for our primary nickel products, including intermediates, was $14,842 per tonne ($6.73 per pound), compared with the LME cash nickel price which averaged $14,733 per tonne ($6.68 per pound). For 2004, the average realized price for our primary nickel products, including intermediates, was $13,906 per tonne ($6.31 per pound), compared with the LME cash nickel price which averaged $13,852 per tonne ($6.28 per pound).
     The price realizations for our nickel and other metal products generally reflect LME or other metal market prices and, over the longer term, depend principally upon the balance between demand for our primary nickel products in the marketplace relative to supply available from us and our competitors, including for this purpose, supply of secondary or scrap materials containing metals in usable or recyclable form and supplies of other materials which do or may compete as substitutes for nickel and our other metal products. As noted above, the availability of nickel-containing stainless steel scrap, which competes directly with primary nickel as a source of nickel for use in the production of stainless steel, is particularly important to stainless steel primary nickel demand. The stainless steel scrap ratio was 49 per cent in 2005 compared with 47 per cent in 2004.
     In 2005, our copper sales increased by 27 per cent from the previous year due to higher average realized selling prices, partially offset by lower deliveries. Sales of precious metals increased by nine per cent in 2005 due to higher realized selling prices for certain PGMs, partially offset by lower deliveries of certain PGMs.

Costs and Expenses/Other Income
     The following table sets forth certain of our costs, principal expenses, other income, income and mining taxes and minority interest for the years indicated:

	2005	2004	2003
($ millions)		(Restated)[1]	(Restated)[1]

Cost of sales and other expenses	$2,633	$2,348	$1,735
Depreciation and depletion	256	248	227
Selling, general and administrative	207	192	169
Research and development	35	29	27
Exploration	43	32	27
Currency translation adjustments	59	85	177
Interest expense	26	36	56
Asset impairment charges	25	201	—
Other income, net	(83)	(49)	(108)
Income and mining taxes	408	432	(27)
Minority interest	73	105	45

(1)	Reference is made to note 2 to our 2005 consolidated financial statements.
Cost of Sales and Other Expenses
     Cost of sales and other expenses increased by 12 per cent in 2005, reflecting            the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher energy costs as a result of higher prices for and quantities of heavy fuel oil and diesel used at PT Inco, purchased electricity and natural gas used at our Ontario operations, higher spending on services and supplies and increased costs for and volume of purchased finished nickel. The cost of the nickel intermediates we purchase is based upon LME and other benchmark prices and is included in cost of sales and these costs increase as the benchmark prices increase as they did in the first half of 2005.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $15 million in 2005 compared with 2004. The increase was primarily due to higher capital taxes and higher expenses associated with share options granted in prior years, including share appreciation rights granted in association with such options, based upon the price of our common shares.
Currency Translation Adjustments
     Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of our Canadian dollar-denominated liabilities, post-retirement benefits, accounts payable and certain deferred income and mining taxes into U.S. dollars. Unfavourable currency translation adjustments were primarily due to the strengthening of the Canadian dollar as at December 31, 2005 relative to the U.S. dollar. The Canadian dollar – U.S. dollar exchange rate was 0.858 at the end of 2005 compared with 0.831 at the end of 2004, representing approximately a three per cent appreciation in the Canadian dollar relative to the U.S. dollar on a year-to-year basis.
Interest Expense
     Interest expense for 2005 was lower than 2004 by $10 million. Interest expense excluded capitalized interest of $103 million in 2005 and $70 million in 2004. We expect that our total interest costs (expensed and capitalized) will increase to approximately $135 million in 2006, with approximately $55 million of that amount expected to be expensed and $80 million expected to be capitalized as part of our Goro project. The expected increase in interest expense for 2006 is primarily related to lower capitalized interest in respect of our Voisey’s Bay project as of December 1, 2005 when the project achieved commercial production.
Asset Impairment Charges
     As noted above, we entered into a ten-year agreement in late June 2005 with Falconbridge under which we agreed to sell all of our copper production from our Ontario operations in anode form to this company beginning in 2006. As a result of this decision, we recorded a $25 million impairment charge before taxes in the second quarter of 2005 related to the closure, which occurred in December 2005, of our copper refining facility in Sudbury, Ontario.
Other Income, Net
     Other income included a gain of $88 million in respect of the sale in the fourth quarter of 2005 of a non-core investment in a junior mining company.
Income and Mining Taxes
     Our effective tax rate for 2005 of 31 per cent was lower than the combined statutory income and mining tax rate in Canada of about 39 per cent due principally to the non-taxable nature of the gain referred to above on the sale of a non-core investment, the benefit of profits earned in jurisdictions having lower tax rates and the net tax benefits relating to certain tax rulings, interpretations or determinations relating to prior years partially offset by the net tax costs relating to currency translation adjustments.
Minority Interest
     Our minority interest represents primarily the respective minority shareholders’ interests in the earnings of PT Inco, ITL, Jinco and Goro Nickel. For 2005, minority interest included a favourable adjustment of $25 million, reflecting the recovery of losses previously taken by Inco due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the impairment charge associated with the Goro project recorded in the second quarter of 2004. Excluding the impact of the $25 million favourable adjustment, minority interest decreased in 2005 compared with 2004 primarily due to the lower earnings at PT Inco. Although PT Inco experienced higher average realized prices for and higher deliveries of its nickel-in-matte product in 2005, these benefits were partially offset by higher energy and supplies costs and the write-downs of certain capital assets, resulting in an overall decline in net earnings compared with 2004.
Nickel Unit Cash Cost of Sales
     The following table sets forth nickel unit cash costs of sales before and after by-product credits for the periods indicated:

	2005	2004

Nickel unit cash cost of sales before by-product credits
— per tonne	$6,702	$5,732
— per pound	3.04	2.60
Nickel unit cash cost of sales after by-product credits
— per tonne	$5,842	$5,115
— per pound	2.65	2.32

     Since this cost measure captures our key costs of production and the impact of prices for our by-products, nickel unit cash cost of sales after by-product credits represents a key performance measurement that management uses to manage our costs and operations. The following bar chart shows the principal factors (on a per pound basis), both favourable and unfavourable (favourable factors are shown in parentheses), affecting our 2005 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being our nickel unit cash cost of sales after by-product credits for 2004:
Principal Factors Affecting Our 2005 Nickel Unit Cash Costs of Sales After By-Product Credits
in Comparison with Such Costs for 2004
     Nickel unit cash cost of sales before by-product credits represents a calculation equal to the total of all cash costs incurred to produce a unit of nickel before the deduction of contributions from by-products sold divided by Inco-source nickel deliveries. For 2005 compared with 2004, the increase in nickel unit cash cost of sales before by-product credits was principally due to the higher average Canadian — U.S. dollar exchange rate which adversely affected our costs incurred in Canadian dollars, higher costs for heavy fuel oil and diesel fuel at PT Inco, higher electricity and natural gas prices at our Ontario operations, higher spending on supplies and services and lower nickel production, partially offset by approximately $40 million of net cost reductions and related savings achieved in 2005. In addition, we experienced lower costs for purchased intermediates due to lower volumes processed at our Canadian operations in 2005 partially offset by higher benchmark prices upon which such purchases are made. For 2005 compared with 2004, the increase in nickel unit cash cost of sales after by-product credits was due to higher unit cash cost of sales before by-product credits, partially offset by an increase in by-product credits. The increase in by-product credits was primarily due to higher realized selling prices for copper and certain PGMs, partially offset by higher production costs for copper and lower deliveries of certain PGMs.
     As discussed above, we have used, and expect to continue to use at least in 2006, purchased nickel intermediates to increase processing capacity utilization at our Canadian operations. While the cost of purchased nickel intermediates is higher than that for processing our own mine production and such costs increase as the prevailing prices, LME cash nickel or other benchmark prices, on which basis this material is purchased by us increases, the price realizations are also higher, resulting in margins on these purchases remaining relatively unchanged.
     A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales” under “Non-GAAP Financial Measure” below.
Energy Costs and Relative Advantages
     Energy costs are a significant component of production costs in the nickel industry since nickel production is very energy-intensive, especially with respect to the costs of processing lateritic ores such as those processed at our PT Inco operations. Energy requirements for production from our Canadian sulphide ores are generally only about one-fifth of the energy required to process lateritic ores. In addition, low-cost energy is available from our hydroelectric facilities in Ontario and at PT Inco’s lateritic mining operations in Indonesia, and from purchased hydroelectric power at our Manitoba operations.
     In 2005, our hydroelectric facilities in Ontario generated approximately 14 per cent of our Ontario operations’ electricity requirements, and PT Inco’s 165-megawatt hydroelectric generating-facility at Larona together with its 93-megawatt hydroelectric generating facility at Balambano generated virtually all of PT Inco’s 2005 electricity requirements. The Balambano facility has been able to generate power consistently above its design capacity due to improved water management practices and higher reservoir levels and other related factors than were assumed in developing its original design capacity. In 2005, energy costs at our Ontario and Manitoba operations were approximately 14 per cent of their total cash production costs, compared with 43 per cent for PT Inco. The availability of captive hydroelectric power decreased cash energy costs at PT Inco by about 47 per cent in 2005 and 53 per cent in 2004 relative to the energy costs that would have been incurred by PT Inco if its operations were dependent on fuel oil as the sole source to meet its energy requirements.
Intermediates Segment
     Our intermediates segment represents the mining and processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. Net sales by PT Inco of nickel-in-matte were $885 million in 2005 compared with $792 million in 2004. This increase in 2005 relative to 2004 was due to increased deliveries as a result of higher production rates and higher realized prices. PT Inco’s deliveries of nickel-in-matte totalled a record 76,100 tonnes (168 million pounds) in 2005 compared with 72,500 tonnes (160 million pounds) in 2004. PT Inco’s net realized price for nickel-in-matte in 2005 averaged $11,462 per tonne ($5.20 per pound) compared with $10,766 per tonne ($4.88 per pound) in 2004. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel. All of PT Inco’s production is sold in U.S. dollars under long-term contracts to us and Sumitomo Metal Mining Co., Ltd.
     Nickel-in-matte production at PT Inco increased by six per cent to a record 76,400 tonnes (168 million pounds) in 2005 from 72,200 tonnes (159 million pounds) in 2004. PT Inco’s nickel unit cash cost of sales increased 25 per cent for 2005 compared with 2004 due to higher prices for heavy fuel oil, higher volumes of heavy fuel oil used in 2005 compared with 2004 due to higher production and more moisture in the ore from PT Inco’s Petea mining area and higher prices for diesel and higher volumes of diesel used in 2005 relative to 2004 due to a greater haulage distances, given the increased ore mined at PT Inco’s Petea mining area.

Development Projects Segment
     Our development projects segment includes the Goro nickel-cobalt project in New Caledonia and work on the second and third phases of our Voisey’s Bay project.
     Goro
     Following the decision in October 2004 to proceed with the Goro project on the basis of a revised project scope resulting from a comprehensive review completed in September 2004, a phased execution approach was adopted. The first phase of this approach, focusing on process engineering definition, securing of all necessary permits, the appointment of leading construction firms to work with our own team to oversee construction and long-lead time procurement, continued through much of the first half of 2005. The second phase, which had been scheduled to commence in the second quarter of 2005 and would involve finalization of detailed engineering and procurement and negotiation of the remaining contracts for site mobilization and the start of construction, encountered a delay in its start pending the receipt of certain assurances from the New Caledonian government that we required in order to begin construction. These assurances related to a number of key construction permits, developing an agreed-upon process for revising the project’s required operating permit and implementation of a 60 hour site work week.
     An acceptable outcome with respect to these assurances was finally achieved early in the third quarter of 2005, enabling site mobilization to begin as well as the award of major site-related construction contracts to proceed. By year-end 2005 overall engineering progress was about 70 per cent complete while the number of personnel on site totalled approximately 900. Major construction activities are currently focused on the port, earthworks, civil works and the establishment of temporary facilities. Project execution will make extensive use of modularization and the utilization of skilled construction labour from low cost locations. By year-end 2005 facilities in the Philippines had been selected to produce modules for the process plant and other key parts of the project facilities and the major construction contracts had been finalized. For the year 2005 capital expenditures on the Goro project totalled $355 million, bringing total capital spending on this project since the October 2004 decision to proceed to $378 million. During 2005 Goro encountered significant cost challenges as a result of sharply higher oil prices, the continued strength in other commodity prices as well as very competitive market conditions for supplies and services and these challenges are expected to continue in 2006 and likely through the balance of construction for those items which we have not yet purchased.
     Taking into account these cost pressures for such construction materials and other input costs, the currently anticipated trends in such costs and the latest regulatory requirements for the configuration of the project’s tailings area, we currently believe that, if we were to formally update our latest estimate for the capital cost for Goro’s mine, process plant and infrastructure of $1.878 billion with a minus 5 per cent plus 15 per cent confidence level, such updated forecast would be expected to be at the high end of the plus 15 per cent confidence level. As part of our ongoing work on the project, we have implemented a number of systems to monitor all key costs trends which could affect the capital cost forecast. We currently expect to be in a position to have a definitive cost estimate, reflecting all relevant factors at that time, and which is currently expected to be subject to a confidence or accuracy level developed as part of that estimate, sometime in the second quarter of 2006 when engineering is expected to be at least 80 per cent complete and all major construction contracts will have been awarded.
     In late 2005 a number of boycotts and other related actions in New Caledonia affected the operations of Eramet and its subsidiary, Société Le Nickel, and other local businesses as a result of labour and other disruptions and other developments. While those actions and developments did not affect the construction of the Goro project to any significant degree, such disruptions could have a substantial adverse effect on the project’s construction schedule and capital costs if they were to resume and continue for any extended length of time.
     Voisey’s Bay
     In 2005, we continued our exploration program in the Province, spending $5 million on this program. Late in 2005, we also commissioned the demonstration plant at Argentia in the Province of Newfoundland and Labrador to test hydrometallurgical processes to treat the Voisey’s Bay nickel concentrates as part of the initial phase of the project. This demonstration plant had a capital cost totalling about $80 million.

     2004 Compared with 2003
Earnings Summary
     Net earnings for 2004 totalled $619 million, or $3.30 per share ($2.95 per share on a diluted basis), compared with net earnings of $146 million, or 68 cents per share (64 cents per share on a diluted basis), in 2003. Results for 2004 included net income tax benefits totalling $23 million and the following pre-tax items: (1) an asset impairment charge of $201 million related to the write off of certain capitalized costs for our Goro nickel-cobalt project due to changes in project scope and other factors, and (2) unfavourable non-cash currency translation adjustments of $85 million. The unfavourable non-cash currency translation adjustments were due to the effect of a significant strengthening of the Canadian dollar relative to the U.S. dollar during the year principally on Canadian dollar-denominated post-retirement benefit liabilities.
     Results for 2003 included net income tax benefits totalling $84 million and the following pre-tax items: (1) unfavourable non-cash currency translation adjustments of $177 million, (2) income of $24 million, representing a milestone payment received as part of the terms of the sale of a non-core exploration property in 1998, (3) a charge of $23 million for estimated remediation costs for certain former industrial sites in the United States we retained relating to a business sold in 1983, (4) an expense of $107 million associated with the three-month strike at our Ontario operations and (5) currency hedging gains net of suspension costs of $15 million relating to our Goro project. In addition, with respect to only the calculation of net earnings per share for 2003, a premium of $15 million was paid on the May 1, 2003 redemption of our 5.5 per cent Convertible Redeemable Preferred Shares Series E.
Nickel Production
     Nickel production increased by 27 per cent to 236,817 tonnes (522 million pounds) in 2004, our highest annual production ever, exceeding our previous record of 510 million pounds in 1974, compared with 187,173 tonnes (413 million pounds) in 2003, primarily reflecting higher production at our Canadian and U.K. operations compared with 2003 when the three-month strike at our Ontario operations that began on June 1, 2003 and a difficult ramp-up of operations in September 2003 following the strike negatively affected production. PT Inco’s production increased by about 4 million pounds to 159 million pounds of nickel-in-matte in 2004 compared with 155 million pounds of nickel-in-matte in 2003. Finished nickel inventories were 27,334 tonnes at December 31, 2004 compared with 25,604 tonnes at the end of 2003 due to the timing of certain shipments in late 2004.
Copper Production
     Copper production increased by 37 per cent to 124,456 tonnes (274 million pounds) in 2004 compared with 91,134 tonnes (201 million pounds) in 2003. Copper production in 2003 was negatively impacted by the three-month strike at our Ontario operations.
Net Sales
     Net sales increased substantially in 2004 due to higher selling prices for substantially all the metals we produce, particularly for nickel and copper, as well as higher deliveries of Inco-source nickel, copper, cobalt and PGMs. Deliveries of Inco-source nickel in 2004 increased by 28 per cent compared with 2003 due to increased production at our Canadian and U.K. operations as well as at PT Inco. Production for all metals for 2003 was adversely affected by a three-month strike at our Ontario operations that began on June 1, 2003.
     Primary nickel sales increased by 66 per cent in 2004 from the previous year due to a 41 per cent increase in our average realized nickel price and an 18 per cent increase in nickel deliveries given the effect in 2003 of the three-month strike at our Ontario operations noted above on deliveries.
     Our nickel deliveries in 2004 represented an estimated 20 per cent share of the world market for primary nickel, compared with 17 per cent in 2003.
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

     In 2004, our copper sales increased by 113 per cent from the previous year due to a 34 per cent increase in deliveries compared with the strike-affected levels for 2003 and a 59 per cent increase in our average realized price. Sales of precious metals increased by 116 per cent in 2004 due to increased deliveries and increased selling prices in 2004 for substantially all of the precious metals we produce.
Cost of Sale and Other Expenses
     Cost of sales and other expenses increased by 35 per cent in 2004, reflecting higher deliveries of the metals we produce, increased costs for and volumes of purchased nickel intermediates processed, the adverse impact of a strengthening of the Canadian dollar relative to the U.S. dollar on our costs incurred in Canadian dollars, higher spending on services and supplies primarily as a result of increased production rates, higher employment costs associated with higher earnings-based compensation payments, and increased prices for heavy fuel oil used at PT Inco, partially offset by cost reductions and related savings achieved in 2004. As noted above, the cost of the nickel intermediates we purchase is based upon LME and other benchmark prices and is included in cost of sales. Results for 2003 included a pre-tax expense of $107 million associated with the three-month strike at our Ontario operations. In addition, during the third quarter of 2003 our Ontario operations experienced a series of unanticipated problems associated with the ramp-up of certain of its facilities after the strike which resulted in an expense of $25 million.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $23 million in 2004 compared with 2003. The increase was primarily due to higher expenses associated with our earnings-based incentive compensation programs, partially offset by lower expenses associated with share appreciation rights which historically had been granted as part of certain share option awards. Selling, general and administrative expenses also included $6 million in 2004 spent on our program to evaluate and report on our internal control over financial reporting under the U.S. Sarbanes-Oxley Act and certain expenditures totalling $11 million in 2004 and $10 million in 2003 in support of our Goro and Voisey’s Bay projects.
Currency Translation Adjustments
     Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, post-retirement benefits, accounts payable and certain deferred income and mining taxes into U.S. dollars. Unfavourable currency translation adjustments were primarily due to the strengthening of the Canadian dollar as at December 31, 2004 relative to the U.S. dollar. The Canadian dollar – U.S. dollar exchange rate was 0.774 at the end of 2003 and 0.831 at the end of 2004, representing approximately a 7 per cent appreciation in the Canadian dollar relative to the U.S. dollar on a year-to-year basis.
Interest Expense
     Interest expense for 2004 declined compared with 2003, primarily as a result of an increase in capitalized interest associated with our projects under development and lower interest rates on our outstanding debt for 2004 compared with 2003, taking into account refinancing activities in 2003 and our interest rate swaps we entered into with certain third party financial institutions. Interest expense excluded capitalized interest of $70 million in 2004 compared with $55 million in 2003.
Asset Impairment Charges
     Changes in the planned Goro project configuration, including moving to direct heating of the ore feed and other changes intended to reduce the project’s capital cost and enhance the operating efficiency of the planned process plant and the process to be used to recover metals, resulted in certain capitalized costs incurred, principally for engineering and related work associated with the original project configuration and for equipment purchased for the indirect heating of ore feed, no longer having any value for the project or otherwise. As a result of these changes, an impairment charge covering capitalized expenditures of $201 million before minority interest and taxes was taken in the second quarter of 2004.
Other Income, Net
     Other income decreased in 2004, compared with 2003. In 2004, other income included gains on foreign currency contracts in the amount of $10 million covering anticipated expenditures relating to the Goro project. We also realized a gain of $6 million on the sale of our interest in a Guatemalan subsidiary. In 2003, other income included gains of $35 million realized from the sale or transfer of shares and other interests contributed to or received in conjunction with strategic and other collaborations relating to our primary metals operations, the receipt of a milestone payment of $24 million under the terms of sale reached in 1998 of a non-core exploration property and net gains of $12 million in connection with derivative positions in metals intended to meet future customer requirements. In addition, currency hedging gains of $11 million were realized in 2003 on the closing out of certain forward currency contracts as a consequence of the decision to suspend the Goro project made in late 2003.
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
Minority Interest
     Our minority interest represents primarily the respective minority shareholders’ interests in the earnings of PT Inco, ITL, Jinco and Goro Nickel. Minority interest increased in 2004 compared with 2003 primarily due to the higher earnings at PT Inco as a result of higher average realized prices for and higher deliveries of nickel-in-matte produced by PT Inco.
Nickel Unit Cash Cost of Sales
     Nickel unit cash cost of sales before by-product credits increased to $5,732 per tonne ($2.60 per pound) in 2004 from $4,453 per tonne ($2.02 per pound) in 2003. Nickel unit cash cost of sales after by-product credits increased to $5,115 per tonne ($2.32 per pound) in 2004 from $4,740 per tonne ($2.15 per pound) in 2003.
     The 2004 increase in nickel unit cash cost of sales before by-product credits was principally due to the higher cost for, and volumes of, purchased nickel intermediates, the higher average Canadian dollar exchange rate relative to the U.S. dollar exchange rate compared with 2003, higher costs for heavy fuel oil at PT Inco, higher spending on supplies and services primarily as a result of increased production rates and higher earnings-based compensation payments, partially offset by the absence of ramp-up costs which we incurred in the third quarter of 2003 after the end of the strike at our Ontario operations, and the cost reductions and related savings as discussed below.
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
Intermediates Segment
     Net sales by PT Inco of nickel-in-matte were $792 million in 2004 compared with $509 million in 2003. This increase in 2004 relative to 2003 was due to higher realized prices and increased deliveries as a result of then record production. PT Inco’s deliveries of nickel-in-matte totalled 72,500 tonnes (160 million pounds) in 2004 compared with 70,500 tonnes (155 million pounds) in 2003.

The increase in 2004 compared with 2003 was due to higher production. PT Inco’s net realized price for nickel-in-matte in 2004 averaged $10,766 per tonne ($4.88 per pound) compared with $7,117 per tonne ($3.23 per pound) in 2003. The selling price of PT Inco’s nickel-in-matte is determined by a formula which is based upon the LME cash price for nickel.
     Nickel-in-matte production at PT Inco increased by three per cent to 72,200 tonnes (159 million pounds) in 2004 from 70,200 tonnes (155 million pounds) in 2003. Nickel unit cash cost of sales increased by 15 per cent in 2004 compared with 2003 due to increases in the price of heavy fuel oil as well as greater usage of mining-related services due to the higher production levels. In order to increase production to take advantage of the favourable nickel market conditions in 2004, we augmented PT Inco’s hydroelectric power generation by increasing the utilization of more expensive fuel-oil based power sources. PT Inco’s energy costs were up in 2004 due to increased consumption of heavy fuel oil as a result of the higher production rates and higher prices paid for such fuel oil to operate its dryers, kilns and other oil-fired facilities. Fuel oil costs were up nine per cent in 2004 compared with 2003. Fuel oil represented about 27 per cent of PT Inco’s cash costs of production of nickel-in-matte in 2004 compared with 31 per cent in 2003.

     Cash Flows, Liquidity and Capital Resources
     2005 Compared with 2004
     The following bar chart presents the principal sources and uses of cash and cash equivalents for 2005 (uses of cash are shown in parentheses) with the starting point (first bar on the left) being the balance of cash and cash equivalents as at December 31, 2004:
Principal Sources and Uses of Cash in 2005
(in millions of dollars)
Operating Activities
     The following table summarizes cash flow from operating activities for the periods indicated:

	2005	2004	2003
($ millions)		(Restated)	(Restated)

Earnings before minority interest	$909	$724	$191
Charges not affecting cash	415	626	363
Contributions greater than post-retirement benefits expense	(137)	(140)	(23)

	1,187	1,210	531
Decrease (increase) in non-cash working capital related to operations	(448)	183	(400)

Net cash provided by operating activities	$739	$1,393	$131

     The decrease in net cash provided by operating activities in 2005 relative to 2004 was primarily due to higher working capital requirements in 2005. The increased working capital requirements were primarily related to reduced income and mining tax payable balances in view of the significant tax payments of $245 million made during the first quarter of 2005 in respect of the 2004 taxation year and higher tax instalments paid in 2005. In addition, inventory levels increased primarily as a result of increased production costs, increased finished copper inventories as a result of the previously indicated closure of the copper refinery in Ontario in the month of December 2005 and higher in-process inventories of Voisey’s Bay concentrates as well as the establishment of required supplies inventories at Voisey’s Bay as this project moved into production.
     In 2005 and in 2004, contributions to our pension plans significantly exceeded our minimum required pension contributions due to voluntary contributions included in the total contributions made. These voluntary contributions were $130 million in 2005 and $144 million in 2004. Our total contributions were $271 million for 2005 compared with $265 million in 2004. We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, and in light of our relatively strong financial position, made voluntary contributions to such plans. We currently expect that our annual minimum pension contributions will be approximately $180 million in 2006. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of contributions for future years.
          Investing Activities
     Net cash used for investing activities increased to $892 million in 2005 compared with $881 million in 2004. This increase was primarily due to higher capital spending, mainly in respect of our Goro project, and higher sustaining capital expenditures at our Canadian operations and PT Inco, partially offset by proceeds from the April 2005 sale of an interest in the Goro project company to a joint venture formed by Sumitomo Metal Mining Co., Ltd. and Mitsui & Co., Ltd. and subsequent pro rata capital contributions from that shareholder in the project, the proceeds from the sale of a non-core investment and lower capital spending for our Voisey’s Bay project. Reference is made to “Risks and Uncertainties – Other Risks and Uncertainties – Capital Requirements and Operating Risks” below for a discussion of the risks associated with our capital requirements. The following table sets forth our capital expenditures by principal operations and other investing activities for the years indicated:

($ millions)	2005	2004	2003

Capital Expenditures
Ontario operations	$(261)	$(152)	$(101)
Manitoba operations	(86)	(42)	(50)
PT Inco	(105)	(79)	(45)
Goro Project	(344)	(138)	(249)
Voisey’s Bay project	(353)	(447)	(138)
Other	(19)	(18)	(8)
Other Investing Activities
Partial sale of interest in Goro Nickel S.A.S.	150	—	—
Proceeds from the sale of a non-core investment	103	—	—
Other	23	(5)	26

Total	$(892)	$(881)	$(565)

          Financing Activities
     Net cash provided by financing activities in 2005 was $35 million compared with net cash provided by financing activities in 2004 of $146 million.
     In 2005, we received approximately $49 million (2004 — $41 million) in respect of the French government-sponsored financing for the Goro project as described in note 12 to our 2005 consolidated financial statements.
     Financing activities in 2005 included the use of $76 million in respect of the tender for conversion and settlement of such conversions in cash at our election of a portion of our LYON Notes. During 2005, LYON Notes representing approximately $163 million aggregate principal amount were tendered for conversion. At our option, we elected to settle a portion of such conversions in respect of these Notes in accordance with their terms for cash in lieu of shares in the amount of $76 million. The difference between the cash settlement price of $76 million and the book value of $41 million represents a charge of $35 million. For accounting purposes, the LYON Notes are bifurcated between debt and equity, the equity portion representing the value of the holders’ conversion options. Consequently, the charge of $35 million has been bifurcated between a charge to earnings of $9 million and a charge to retained earnings of $26 million. The remainder of the LYON Notes tendered for conversion in 2005 were, at our option, settled in shares with no impact on net earnings.

     The table below summarizes our long-term borrowings and repayments of our long-term debt in 2005, 2004 and 2003:

($ millions)	2005	2004	2003

Long-term borrowings
Term loan	$200	$200	$—
5.70% Debentures due 2015	—	—	300
Other	14	5	14

Total	$214	$205	$314

Repayments of long-term debt
PT Inco loan facilities and other debt	(91)	(85)	(82)
5 3/4% Convertible Debentures due 2004	—	—	(173)
7 3/4% Convertible Debentures due 2016	—	—	(145)
9.60% Debentures due 2022	—	—	(159)
Other	(14)	(15)	(15)

Total	$(105)	$(100)	$(574)

     During 2005, we drew down the remaining $200 million of our $400 million term facility entered into in late 2004 as part of the financing plan for our capital expenditure program for the Goro project intended to optimize certain tax benefits relating to the Girardin Act financing for this project. This term facility matures on December 23, 2011.
     To continue to provide liquidity for our operations, on May 28, 2004 we concluded a $750 million syndicated revolving credit facility with a maturity date of May 28, 2009. This syndicated facility replaced several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent in total commitments under this $750 million facility, the maturity date of the syndicated revolving credit facility may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date. Effective May 28, 2005, the lenders under the $750 million facility agreed to extend the maturity date of the facility from May 28, 2009 by an additional year to May 28, 2010.
     The borrowings under this facility may be made in either Canadian dollars in the form of (a) Prime Rate loans (as defined under the credit facility) or (b) in Bankers’ Acceptances (as defined under the credit facility) or in United States dollars in the form of (i) United States Base Rate loans (as defined under the credit facility) or (ii) London interbank offered rate loans (as defined under the credit facility). Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2005, there were no amounts drawn under the facility.
     This syndicated credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the credit facility, not to exceed 50:50. At December 31, 2005 this ratio of Consolidated Indebtedness to Tangible Net Worth was 25:75. The facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of December 31, 2005, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. After the announcement of our offer to purchase all of the common shares of Falconbridge on October 11, 2005, as referred to in note 23 to our consolidated financial statements, Standard & Poor’s Ratings Services placed our BBB- credit rating on credit watch with negative implications while Moody’s affirmed our Baa3 rating (with a stable outlook). These rating agencies apply their own criteria to determine their ratings and may change those criteria at any time. Such ratings do not represent a recommendation to buy, sell or hold our debt securities, may be subject to revision or withdrawal at any time by the particular rating organization, and each rating should be evaluated independently of any other rating.
     In connection with our offer, on December 22, 2005 we entered into a loan agreement (the “Loan Agreement”) with a group of banks and financial institutions. The loan facilities under the Loan Agreement are in an amount sufficient for us to meet, directly or through subsidiaries who can borrow under the Loan Agreement, the total amount of cash of approximately $2.6 billion we would need to acquire all of the issued and outstanding common shares of Falconbridge (the “Falconbridge Shares”) pursuant to the terms of our pending offer made to acquire the Falconbridge Shares and pay the currently estimated fees and expenses associated with such offer. The Loan Agreement provides for a bridge loan facility which matures one year from the date of the final drawdown under the bridge loan facility. The principal amount of the bridge loan facility is repayable in one payment on such maturity date but may also be prepaid prior to maturity at our option. Certain mandatory prepayments may also be required during the term of this facility out of net proceeds, if any, received from dispositions of certain assets, certain public or private issuances of debt and certain insurance proceeds received. The Loan Agreement also provides for a term loan facility which matures on the date that is five years plus one day following the date of the final drawdown under the term loan facility. The principal amount of the term loan facility is repayable in one payment on such maturity date but may also be prepaid prior to maturity at our option. Certain mandatory prepayments may also be required during the term of this facility out of certain net proceeds, if any, received from the divestiture of certain assets of Falconbridge, certain public or private issuances of debt related to the divestiture of certain assets of Falconbridge, and certain insurance proceeds received. The two loan facilities provided for in the Loan Agreement bear interest and are subject to fees at levels customary for credit facilities of this type and include covenants, representations, warranties, conditions and events of default consistent with the terms of our existing credit facilities or otherwise customary for loan facilities of this type, including acceleration of obligations if any specified events of default occur. The first drawdown under these loan facilities is currently available until August 10, 2006. Subsequent drawdowns are permitted within 140 days following the first drawdown. We are required to obtain the prior consent of the majority lenders under the loan facilities prior to amending, waiving, or making determinations relating to certain conditions with respect to the acquisition of the Falconbridge Shares under the terms of the Support Agreement dated as of October 10, 2005, as amended, between Inco and Falconbridge covering the offer.
     Our total debt as a percentage of our total debt plus shareholders’ equity as of December 31 for the years indicated is set forth in the following table:

	2005	2004	2003
December 31		(Restated)	(Restated)

Total debt as % of total debt plus shareholders’ equity	28%	30%	32%

     Recognizing the sensitivity of our cash flow to nickel and other metals prices, we currently believe that our level of cash and cash equivalents as of December 31, 2005, together with currently projected cash to be provided by operating activities, available cash from our unused lines of credit and the Loan Agreement and access to international capital markets, will be more than sufficient to meet our currently anticipated cash requirements of our current operations, our development projects at least for the 2006 – 2008 period and the cash portion of our offer to acquire all of the Falconbridge Shares and related expenses of the offer. Our requirements include ongoing cash needs for our existing operations as well as the cash required to finance currently planned expenditures on sustaining and other capital projects, including our Goro and Voisey’s Bay projects. As discussed above, our required capital expenditures continue to be very significant over the 2006-2008 period given the current spending plans for our Goro project and at PT Inco.
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
          Reinstatement of Common Shares Dividend
     In April 2005, our Board of Directors reinstated a quarterly cash dividend on our common shares of $0.10 per share. The amount of this quarterly cash dividend was increased by our Board in early February 2006 to $0.125 for the dividend payable March 1, 2006.
     2004 Compared with 2003
          Operating Activities
     Net cash provided by operating activities in 2004 totalled $1,393 million, which represented a significant increase from the $131 million in net cash provided by operating activities in 2003. The increase was primarily due to higher earnings, excluding asset impairment and other non-cash charges, and a reduction in working capital in 2004, compared with an increase in working capital in 2003. Increased investments in accounts receivable and inventories in 2004 were more than offset by higher balances of income and mining taxes payable in 2004. Accounts receivable at the end of 2004 increased due to significantly higher deliveries and prices for the metals we produced in the fourth quarter of 2004 relative to the corresponding period of 2003. Our investment in inventory increased at the end of 2004 relative to 2003 due principally to higher production costs associated with that inventory. In 2004, working capital primarily benefitted from the delay in the payment of accrued income and mining tax liabilities as the minimum required income and mining tax instalments during the year were less than the amount of the full tax obligation ultimately payable in respect of 2004. The balance of tax payments in respect of 2004 was $245 million and was made in the first quarter of 2005. In 2004, pension payments totalled $265 million which was a significant increase compared with 2003 as a result of voluntary contributions in the amount of $144 million in addition to required contributions totalling $121 million.
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
     We received $41 million in respect of the French government-sponsored financing for the Goro project.
     In late December 2004 we concluded a new $400 million term loan facility. Borrowings under this facility may be made up to December 23, 2005 and the amount of the loan available will be reduced to the aggregate amount of the advances at that date (the “Final Loan Amount”). Repayments of the Final Loan Amount outstanding at December 23, 2005 are as follows – 25 per cent of the Final Loan Amount will be due on December 31, 2009; 12 1/2 per cent of the Final Loan Amount on June 30, 2010; 12 1/2 per cent of the Final Loan Amount on December 31, 2010; 12 1/2 per cent of the Final Loan Amount on June 30, 2011; and the remaining amount still outstanding on the final maturity date of December 23, 2011. The borrowings under this facility may be made in U.S. dollars in the form of (i) loans based on a U.S. dollar base rate or (ii) loans based on certain London interbank offered rates. Borrowings under this facility bear interest, when drawn, at rates which vary based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2004, there was $200 million drawn under this new facility.
     Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Contractual Obligations
     This section summarizes as of December 31, 2005 certain of our contractual obligations and our off-balance sheet arrangements. The first table below sets forth our contractual obligations as of December 31, 2005. Certain of these contractual obligations, including long-term debt obligations and asset retirement obligations, are also reflected in our December 31, 2005 balance sheet (Reference is made to notes 9 and 11 to our 2005 consolidated financial statements), while the other obligations are off-balance sheet ones. In addition to these contractual obligations, we also have certain contingencies and guarantees, as discussed below. The majority of our derivative positions as at December 31, 2005 fall into the category of off-balance sheet arrangements and, consistent with the Canadian GAAP, are designated as effective hedging relationships. Our outstanding derivative positions as at December 31, 2005 and December 31, 2004 are summarized in the tables under “Derivative Instrument Positions” below.

(in $ millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt obligations	$1,974	$122	$35	$226	$1,591
Operating lease obligations	83	33	36	8	6
Purchase obligations[1]	1,815	1,081	486	224	24
Post-retirement benefit obligations[2]	180	180	–	–	–
Asset retirement obligations	1,090	2	7	6	1,075
Other long-term liabilities and contractual obligations	99	2	6	10	81

Total	$5,241	$1,420	$570	$474	$2,777

(1)	These purchase obligations are largely related to the Goro project, with the balance comprising routine orders to purchase goods and services at our current operating locations.

(2)	We have only included these obligations in the table for one year since such obligations are calculated on an annual basis.
     With respect to any mandatory redemption requirements covering our outstanding debt securities over the 2006 – 2010 period, reference is made to (i) note 13 to our 2005 consolidated financial statements for information on the special contingent conversion right that holders of certain of our convertible debt have and (ii) note 9 to our 2005 consolidated financial statements for information on the redemption provisions of certain long-term debt.
     The purchase obligations set forth in the table above include our commitments for the Goro project, as noted under “Outlook” below, as at December 31, 2005. Except for these commitments, this table does not include a significant portion of our expected capital expenditures over the next five years and thereafter since such expenditures do not represent contractual obligations. We currently estimate that our existing operations require, on an annual basis, on average approximately $230 million of capital expenditures to sustain their operations and to meet current environmental regulations and similar requirements at our currently planned production and/or utilization levels for these operations.
     Amounts included in “Post-retirement benefit obligations” in the table above represent the contractual funding requirements for our pension plans in 2006. The required funding amounts for our pension plans are actuarially determined and are subject to future uncertainties, including whether the expected or assumed rate of return on plan assets and the discount rate on pension obligations we use will be higher or lower over time (each of which may change over time). We have only included these obligations in the table for one year since such obligations are calculated on an annual basis.
     The amounts included in “Asset retirement obligations” in the table above represent our present legal obligations for closure and related costs at all our existing operating mines and non-operating mines and properties based upon the closure plans which we have developed in accordance with regulatory or our own internal requirements applicable to those mines and properties.
     Our arrangements covering the Voisey’s Bay project entered into with the Province of Newfoundland and Labrador (“Province”) in 2002 provide that we are obligated to refine the nickel concentrates produced by the project in the Province beginning in 2012. As such refining facilities are not yet constructed, we are currently permitted to ship the nickel concentrates out of the Province for refining. Once we have constructed a refining facility in the Province, we are obligated over a specified period to return the equivalent amount of nickel in the concentrates shipped out of the Province for refining in the Province. Through December 31, 2005, 4,486 tonnes (10 million pounds) of nickel in concentrates have been shipped out of the Province.
     Contingencies and Guarantees
     In the course of our operations, we are subject to routine claims and litigation incidental to our business, to various environmental proceedings, and to other litigation related to such business. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918 – 1984 period, (2) claims for personal injuries, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We currently believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operation.
     In connection with our 1996 acquisition of Diamond Fields Resources Inc., we assumed an obligation to pay to a company retained by Diamond Field Resources Inc. to provide certain exploration and other services an annual royalty in the form of a net smelter return amounting to three per cent of the net proceeds received from the sale of ores, metals and other minerals produced from our Voisey’s Bay project, after deducting certain costs associated with the production and sale of the ores, metals and minerals produced. While no such royalty payments have been made given when the initial concentrates were produced by the Voisey’s Bay project and proceeds from the sale of such concentrates are to be received, these royalties will be payable quarterly beginning in 2006.
     In addition, as discussed in notes 12 and 20 of the 2005 consolidated financial statements, in connection with a French government-sponsored financing program for which our Goro project qualified (the “Girardin Financing”), we provided certain guarantees on behalf of Goro Nickel covering payments due from Goro Nickel of up to a maximum amount of $100 million (“Maximum Amount”) in connection with an indemnity relating to certain potential liabilities that might occur associated with the loss or forfeiture by qualified French tax investors who participated in this program of certain tax benefits associated with the Girardin Financing (“Add-Back Indemnity”). We also provided an additional guarantee covering the payments due from Goro Nickel of (a) amounts exceeding the Maximum Amount in connection with the Add-Back Indemnity and (b) certain other amounts payable by Goro Nickel under the Girardin Financing relating to certain possible operational or other developments applicable to the Goro project.

     We also provided a guarantee covering certain termination payments due from Goro Nickel to the supplier under an electricity supply agreement (“ESA”) entered into in October 2004 for the Goro project. The amount of the termination payments guaranteed depends upon a number of factors, including whether any termination of the ESA is as a result of a default by Goro Nickel and the date on which an early termination of the ESA were to occur. If Goro Nickel defaults under the ESA, the termination payment could reach Euros 145 million. This maximum amount could be payable if termination of the ESA occurred prior to the anticipated start date for supply of electricity under the ESA to the project. Once the supply of electricity to the project begins, the guaranteed amounts will decrease over the life of the ESA.
     Derivative Instrument Positions
     As discussed in “Risks and Uncertainties – Market Risk – Metals and Commodities Risk – Foreign Exchange Risk – and Interest Rate Risk” below, we engage in derivative instrument transactions to reduce the impact, to varying degrees, of certain market risks to which we are exposed on our earnings and cash flows from operations. Reference is made to these sections under “Risks and Uncertainties” below for further information on these transactions, as well as to note 19 to the 2005 consolidated financial statements.
     The following table shows the notional amounts, average price, contract amount and fair value of our principal derivative instrument positions as at December 31, 2005:

As at December 31, 2005	2006	2007	2008	2009	Total

Metals
LME forward nickel purchase contracts[1] (tonnes)	12,462	420	—	—	12,882
Average price ($ per tonne)	12,795	10,496	—	—	12,720
Contract amount (in $ millions)	160	4	—	—	164
Fair value (in $ millions)	8	1	—	—	9

LME forward nickel sell contracts[1] (tonnes)	4,086	—	—	—	4,086
Average price ($ per tonne)	13,342	—	—	—	13,342
Contract amount (in $ millions)	55	—	—	—	55
Fair value (in $ millions)	—	—	—	—	—

COMEX forward copper sell contracts[2] (tonnes)	181	—	—	—	181
Average price ($ per tonne)	4,003	—	—	—	4,003
Contract amount (in $ millions)	1	—	—	—	1
Fair value (in $ millions)	—	—	—	—	—

Copper range forward options[2] (tonnes)	19,500	58,992	48,384	—	126,876
Average (minimum-maximum) ($ per tonne)	2,535-3,400	2,205-2,988	2,205-2,773	—	2,256-2,969
Contract amount (in $ millions)	49-66	130-177	107-134	—	286-377
Fair value (in $ millions)	(20)	(46)	(35)	—	(101)

Copper put options[2] (tonnes)	15,000	—	9,996	—	24,996
Average price ($ per tonne)	2,425	—	2,491	—	2,451
Contract amount (in $ millions)	36	—	25	—	61
Fair value (in $ millions)	1	—	—	—	1

Platinum fixed price swaps[3] (troy ounces)	12,000	—	—	—	12,000
Average price ($ per troy ounce)	651	—	—	—	651
Contract amount (in $ millions)	8	—	—	—	8
Fair value (in $ millions)	(4)	—	—	—	(4)

Platinum range forward options[3] (troy ounces)	20,009	24,174	34,644	—	78,827
Average (minimum-maximum) ($ per troy ounce)	688-802	720-823	700-808	—	703-811
Contract amount (in $ millions)	14-16	17-20	24-28	—	55-64
Fair value (in $ millions)	(4)	(5)	(8)	—	(17)

As at December 31, 2005	2006	2007	2008	2009	Total

Fuel oil swaps[4] (tonnes)	32,150	—	—	—	32,150
Average price ($ per tonne)	290	—	—	—	290
Contract amount (in $ millions)	9	—	—	—	9
Fair value (in $ millions)	—	—	—	—	—

Currencies
Cdn.$ forward contracts[5] (millions)	21	—	—	—	21
Average price (U.S.$)	0.845	—	—	—	0.845
Contract amount (in $ millions)	18	—	—	—	18
Fair value (in $ millions)	—	—	—	—	—

Aus.$ forward contracts[5] (millions)	155	45	—	—	200
Average price (U.S.$)	0.668	0.712	—	—	0.678
Contract amount (in $ millions)	102	32	—	—	134
Fair value (in $ millions)	11	1	—	—	12

Euro forward contracts[5] (millions)	86	30	—	—	116
Average price (U.S.$)	1.193	1.213	—	—	1.198
Contract amount (in $ millions)	103	36	—	—	139
Fair value (in $ millions)	1	—	—	—	1

Pounds sterling forward contracts[5] (millions)	8	1	—	—	9
Average price (U.S.$)	1.743	1.766	—	—	1.746
Contract amount (in $ millions)	14	2	—	—	16
Fair value (in $ millions)	—	—	—	—	—

Interest rate swap[6]
(notional principal amount in $ millions)
(maturity 2011)	—	—	—	—	200
Fair value (in $ millions)	—	—	—	—	6

(1)	In general, we do not use derivative instruments to hedge our exposure to fluctuating nickel prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products.

(2)	We had outstanding put option contracts, giving us the right but not the obligation to sell copper, and sold call option contracts, giving the buyer the right but not the obligation, to purchase copper for time periods extending to 2008. We also enter into forward copper sell contracts based upon quotations for copper on the COMEX Division of the New York Mercantile Exchange.

(3)	Depending on market conditions, we enter into precious metals hedging contracts. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals. Under these swap contracts, we receive fixed prices for platinum and pay a floating price based on monthly average spot prices. We also had outstanding put option contracts, giving us the right but not the obligation to sell platinum and sold call option contracts, giving the buyer the right but not the obligation, to purchase platinum during the same time period.

(4)	We use fuel oil swap contracts to reduce the effect of fuel oil price changes in respect of a portion of our energy requirements at PT Inco. Under these swap contracts, we pay fixed prices for fuel oil and receive a floating price based on monthly average spot price quotations.

(5)	We use forward currency contracts to eliminate the risk of exchange rate movements on a portion of our future construction costs of capital assets at our Ontario operations and the planned production facilities for the Goro project.

(6)	As at December 31, 2005, we had an outstanding interest rate swap of a notional amount of $200 million on our term loan due 2011, whereby we initially receive a floating rate at 0.875 per cent over the 3-month London interbank offered rate and pay a fixed rate of 5.098 per cent.

     The following table shows the notional amounts, average price, contract amount and fair value of our principal derivative instrument positions as at December 31, 2004:

As at December 31, 2004	2005	2006	2007	2008	Total

Metals
LME forward nickel purchase Contracts[1] (tonnes)	5,274	804	348	–	6,426
Average price ($ per tonne)	12,283	9,748	9,667	–	11,824
Contract amount (in $ millions)	65	8	3	–	76
Fair value (in $ millions)	13	3	1	–	17

LME forward nickel sell contracts (tonnes)	1,464	–	–	–	1,464
Average price ($ per tonne)	14,543	–	–	–	14,543
Contract amount (in $ millions)	21	–	–	–	21
Fair value (in $ millions)	–	–	–	–	–

Palladium fixed price swaps (troy ounces)	9,390	–	–	–	9,390
Average price ($ per troy ounce)	295	–	–	–	295
Contract amount (in $ millions)	3	–	–	–	3
Fair value (in $ millions)	1	–	–	–	1

Platinum fixed price swaps (troy ounces)	30,828	12,000	–	–	42,828
Average price ($ per troy ounce)	647	651	–	–	648
Contract amount (in $ millions)	20	8	–	–	28
Fair value (in $ millions)	(7)	(2)	–	–	(9)

Gold fixed price swaps (troy ounces)	29,956	–	–	–	29,956
Average price ($ per troy ounce)	390	–	–	–	390
Contract amount (in $ millions)	12	–	–	–	12
Fair value (in $ millions)	(2)	–	–	–	(2)

Platinum range forward options (troy ounces)	35,173	20,009	24,174	34,644	114,000
Average (minimum-maximum) ($ per troy ounce)	698-829	688-802	720-823	700-808	701-816
Contract amount (in $ millions)	25-29	14-16	17-20	24-28	80-93
Fair value (in $ millions)	(2)	(2)	(2)	(2)	(8)

Fuel oil swaps (tonnes)	83,650	–	–	–	83,650
Average Price ($ per tonne)	165	–	–	–	165
Contract amount (in $ millions)	14	–	–	–	14
Fair value (in $ millions)	2	–	–	–	2

Currencies
Cdn.$ forward contracts (millions)	458	21	–	–	479
Average price (U.S.$)	0.782	0.845	–	–	0.785
Contract amount (in $ millions)	358	18	–	–	376
Fair value (in $ millions)	23	–	–	–	23

Aus.$ (millions)	100	155	45	–	300
Average price (U.S.$)	0.675	0.668	0.712	–	0.677
Contract amount (in $ millions)	67	104	32	–	203
Fair value (in $ millions)	9	14	2	–	25

Pounds sterling (millions)	6	8	–	–	14
Average price (U.S.$)	1.749	1.743	–	–	1.746
Contract amount (in $ millions)	10	14	–	–	24
Fair value (in $ millions)	1	1	–	–	2

Interest rate swaps (notional principal amount in $ millions)
(maturity 2011)	–	–	–	–	200
(maturity 2012)	–	–	–	–	400
(maturity 2015)	–	–	–	–	300
Fair value (in $ millions)	–	–	–	–	8

     Other Off-Balance Sheet Arrangements
     During the past three years, we have had discussions with representatives of the Province of Manitoba regarding what amount of financial assurance covering future closure or similar requirements might be required for our Manitoba operations under applicable provincial regulations. Based upon those discussions, financial assurance in the form of a letter of credit of approximately $0.4 million covering certain long-term costs of maintaining certain of the Manitoba operations has been provided by us. We understand that the Province of Manitoba is currently reviewing changes it plans to make to its financial assurance requirements that would be applicable to our Manitoba operations. While we currently cannot predict what, if any, actual additional amount of financial assurance will be required by this Province, we do not believe that it will have a material effect on our results of operations, financial condition or liquidity.
     As discussed under “Risks and Uncertainties – Environmental Risks” below, as of December 31, 2005 we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs covering three mines in our Ontario operations. We have also provided a letter of credit in the amount of approximately $8 million covering certain remediation costs relating to the construction and operating phases of our Voisey’s Bay project. We understand that the Province of Newfoundland and Labrador is also reviewing changes to its financial assurance requirements that would apply to our Voisey’s Bay project. Based upon our understanding of what changes could be implemented, we could be required in 2006 to increase the letter of credit we have provided by an amount in the order of $60 million to cover future closure and related requirements applicable to these operations.
     The off-balance sheet arrangements we currently have in place involve accounts receivable securitized financing arrangements in the United States and Asia with unrelated entities under which up to approximately $115 million in eligible receivables may be sold by us to these entities at any time. Under these accounts receivable financing arrangements, a significant deterioration in our credit rating and/or accounts receivable being sold could give the purchaser of such receivables the right not to renew the arrangements. We have accounted for these securitizations as asset sales since their inception but have recorded where relevant any loss retention reserves with respect to the sale. As at December 31, 2005, the aggregate amount of receivables sold was $39 million. We do not currently believe that our liquidity would be substantially reduced if these arrangements were not available to us.
     There are no significant long-term contractual arrangements with any related parties that create or result in any obligations that are not on an arm’s length, negotiated basis.
     Risks and Uncertainties
     The following risks and uncertainties, among others, should be considered in evaluating our outlook and future prospects.
     Market Risk
     We define market risk as being the risk of potential economic loss arising from adverse changes in market rates and prices. Given the nature of our business and operations, the areas of highest market risk or exposure for us are nickel prices and, to a lesser extent, our prices of other metals and commodities that we produce or purchase (representing what we refer to as our metals and commodities risk), foreign currency exchange rates (representing what we refer to as our foreign exchange risk) and interest rates (representing what we refer to as our interest rate risk), all of which are as discussed below. In the case of our metals and commodities risk, we sell our products at prices based on world market prices and purchase fuel oil and other supplies at market prices since these supplies are essentially commodities which can be purchased from a large number of available sources. In addition to the two Australian suppliers of intermediate nickel products to our Canadian operations and certain previously announced purchase and sale, toll smelting and refining arrangements covering (1) our total planned copper production in anode form with Falconbridge and (2) intermediate nickel products to be smelted and refined into finished nickel by subsidiaries of Boliden AB and OM Group, Inc. that we entered into in 2005 and early 2006, we have a limited number of sole source suppliers of critical materials or services, including electricity in Canada and other locations. The metals and commodity risks relating to nickel and, to a lesser extent, other metals produced by us, given the significance of price realizations to us of such metals, are expected to continue to have a material impact on our results of operations, cash flow and financial condition. While the prices for our primary nickel and other metals produced are based largely on, and sold in, U.S. dollars, we are subject to foreign exchange risk because we incur a substantial portion of our costs and expenses in currencies other than the U.S. dollar, in particular the Canadian dollar. We are exposed to additional foreign exchange risk and are also exposed to interest rate risk because, to the extent that we fund our operations and capital expenditures, including non-U.S. dollar capital expenditures, through long-term and short-term borrowings, these borrowings are primarily in U.S. dollars. Based upon past movements of certain foreign currency exchange rates, as described below, and our current expectations of continued volatility in such exchange rates for 2006, we believe that the potential near-term impact on future earnings and cash flows with respect to changes in foreign currency exchange rates could have a material effect on our financial condition, results of operations and cash flow. Based upon recent past movements in interest rates, as described below, and our current expectations of changes in interest rates in 2006, we currently believe that the potential near-term impact of such changes on future earnings will not have a material impact on our financial condition or results of operations.
     The nickel industry has seen some substitution of other less costly metals or materials for nickel in certain applications. Any significant increases in such substitution, particularly if such changes represented a permanent shift away from the use of the primary nickel we produce, would be expected to adversely affect nickel demand and our results of operations, financial condition and cash flow from operations.
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
     There can be no assurance that the price for nickel or other metals produced by us will not decline significantly from current levels. A return to the relatively low nickel price realizations experienced in the late 1990s for us would have a material adverse effect on our results of operations, financial condition and cash flow.
     If demand for nickel in China or other major nickel-consuming markets in Asia, or any other major consuming region, were to decline significantly, such an event would be expected to negatively affect nickel prices and our results of operations, financial condition and our cash flow from operations. If and to the extent that, given the positive correlation that has existed historically between demand for nickel and industrial production, other industrialized regions of the world were to experience slower economic growth or an actual decline in economic growth, such a development would also be expected to affect nickel prices and our results of operations, financial condition, and cash flow from operations. We have experienced periods of low nickel prices due to over-supply conditions and/or declines in nickel demand and, given the historically cyclical nature of nickel supply and demand, we expect that similar periods could reoccur in the future which could result in our experiencing unfavourable results of operations, including net losses and negative cash flows from operations.
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
     Under our risk management policies, hedging activities are restricted by maximum limits which are specifically approved by our Board of Directors. The maximum limits are usually tied to a maximum percentage of forecast annual production volume (or annual requirements, in the case of supplies or currencies, as the case may be) for current and future years, up to five years. Maximum limits are, subject to changes in, or stand-alone authorizations which Inco’s Board of Directors may approve from time to time, currently as follows: for nickel (year 1: 35 per cent of forecast annual production, year 2: 25 per cent, year 3: 10 per cent); copper, platinum, palladium and gold (years 1 and 2: 75 per cent of forecast annual production, years 3 to 5: 50 per cent); certain supplies to our operations (such as oil, natural gas and electricity) (year 1: 75 per cent of forecast annual requirements, year 2: 50 per cent, years 3 to 5: 25 per cent); and foreign currency (year 1: 75 per cent of forecast annual requirements, years 2 and 3: 50 per cent, years 4 and 5: 20 per cent). To the extent that we do hedge for certain metals and for supplies and foreign currencies, we have historically hedged at levels below these limits absent specific circumstances where we believe that hedging up to or close to such limits would be appropriate.
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
     In addition to a quarterly review by our internal risk management committee of all hedging activities and hedge positions, each quarter all hedging activities and hedge positions are reviewed with and reported to our Audit Committee. Our internal audit group is also responsible for periodically examining internal controls, trade execution and monitoring, reporting and compliance with the risk management policy.
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
     The price of nickel, our principal product, continues to represent the major factor influencing our results of operations, financial condition and cash flow from operations. The selling prices for our primary nickel products are generally based on the LME cash nickel price. However, certain of our products are customarily sold at a premium over the LME cash price, particularly our specialty products such as nickel powders and foams. The markets for our products have been, and are expected to continue to be, cyclical in nature and prices have been, and are expected to continue to be, volatile. However, because we are one of the largest producers and marketers of primary nickel in the world, we have chosen, subject to certain limited exceptions as discussed below, not to hedge or otherwise attempt to mitigate to any significant degree the risk of fluctuations in the price of nickel. We review this policy from time to time and may choose to increase the currently limited use of derivative instruments to reduce such risks in the future. In the case of other metals produced by us, we have from time to time entered into derivative instruments to fix minimum realized prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products.
     Depending on market conditions, we enter into precious metals hedging contracts. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals.
     We use fuel oil swap contracts to reduce the effect of fuel oil price changes in respect of a portion of our energy requirements at PT Inco. Under these contracts, we receive or make payments based on the difference between a fixed and a floating price for fuel oil.
     With Voisey’s Bay having begun production and once the Goro project has started commercial production, we will become a significant producer of cobalt. When that occurs, we could be affected by the highly competitive market for cobalt that currently exists and is expected to continue to exist. Cobalt sold to customers is currently sold either on a fixed price basis using annual contracts for customers in certain industries or on the basis of prices as quoted in the Metals Bulletin and Platts, which are recognized metals industry publications that publish cobalt and other metal prices. Such published prices are generally accepted as representing the benchmark or market price indicator for cobalt. Cobalt, like nickel and copper, has historically been subject to significant price volatility and we currently expect that such volatility will continue. The financial analyses undertaken by us during 2004 in support of the substantial investment to be made with respect to our Goro project were based upon a long term price of cobalt of $19.85 per kilogram ($9.00 per pound). If realized cobalt prices, as well as realized prices for the other metals to be produced by our Voisey’s

Bay and/or Goro projects, were to be below the long-term prices assumed by us, the expected financial returns from, and expected cash and other costs for, these projects would be adversely affected.
     At December 31, 2005, none of our currently planned nickel production is covered by, or subject to, derivative contracts. At December 31, 2005, we had entered into derivative contracts to hedge a portion of our planned copper and precious metals production over varying periods up to four years. Outstanding derivative contracts for copper cover 29 per cent, 49 per cent and 47 per cent of planned copper production in 2006, 2007 and 2008, respectively and for platinum the derivative contracts cover 21 per cent, 15 per cent and 21 per cent of planned platinum production in 2006, 2007 and 2008, respectively. Reference is made to note 19 to the 2005 consolidated financial statements. We currently expect to produce copper and precious metals from our estimated proven and probable ore/mineral reserves at our Ontario operations for a period in excess of twenty years, a period that extends well beyond the maturity of our current derivative contracts covering these metals. Reference is made to “Derivative Instruments” under “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” above.
          Foreign Exchange Risk
     By virtue of our international operations, we incur costs and expenses in a number of foreign currencies other than the U.S. dollar. The exchange rates covering such currencies have varied substantially in the last three years. A substantial portion of our revenue is received in U.S. dollars since the price of nickel and other metals we produce are generally referenced in U.S. dollars, while a significant portion of our costs and expenses are incurred in Canadian dollars. Fluctuations in exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and certain other currencies give rise to foreign currency exposure, either favourable or unfavourable, which have materially affected and are expected to continue to materially affect our results of operations and financial condition.
     Our primary foreign exchange risk is to changes in the value of the Canadian dollar relative to the U.S. dollar. We reduce, from time to time, the impact of this risk by entering into forward currency contracts and foreign currency options. However, these activities do not eliminate the potentially significant adverse effect that exchange rate fluctuations could have on our results of operations or financial condition. At the end of 2005, these contracts took the form of forward contracts, which establish a fixed exchange rate for the future purchases of the Canadian dollar and certain other currencies, principally the Australian dollar, Euro and Pound sterling. The purpose of these forward currency contracts is to eliminate the risk of foreign exchange movements on (i) a portion of future Canadian dollar expenditures relating to our sustaining and other capital projects in Canada and (ii) a portion of the future Australian dollar, Euro and Pound sterling denominated construction costs for the planned production facilities for the Goro project.
     We are, to a substantially lesser extent, also subject to fluctuations in the value of the Indonesian rupiah relative to the U.S. dollar as a result of our operations in Indonesia. This impact is reduced by the fact that a significant portion of PT Inco’s costs and revenues are effectively denominated in U.S. dollars. Because of the limited nature of this exposure, we do not customarily hedge the value of the rupiah against the U.S. dollar and no such financial instruments were in effect at December 31, 2005.
     We have experienced periods where the U.S. dollar has been relatively strong in relation to the Canadian dollar. Historically, the positive correlation between the Canadian dollar and metal prices has resulted in higher profit margins for us during periods when the Canadian dollar has been relatively strong against the U.S. dollar. Accordingly, while a stronger Canadian dollar has historically led to higher cash operating costs for us in U.S. dollar terms, the historical accompanying increase in metal prices has resulted in higher profit margins. Conversely, historically when the Canadian dollar has weakened relative to the U.S. dollar we have experienced lower cash operating costs in U.S. dollar terms and the historical accompanying decrease in metal prices has resulted in lower profit margins for us. Due to this correlation and the historical responsiveness of nickel prices to cyclical supply-demand factors, we do not currently anticipate that the impact of fluctuations in the Canadian dollar over the relevant period for which we use the average exchange rates in estimating our ore/mineral reserves will affect the quantities of our estimated proven and probable ore/mineral reserves given the relative importance of factors, including the nature of the mineralization in our deposits, other than metals prices and exchange rates on the estimation of our ore/mineral reserves. Reference is made to “Ore Reserves” above for a description of the assumptions used in developing these estimates. However, there can be no assurance that the historical correlation between the change in the value of the Canadian dollar relative to the U.S. dollar and metal prices will continue and if it fails to do so our estimates of proven and probable ore/mineral reserves could be adversely affected by a significant strengthening of the Canadian dollar compared with the U.S. dollar. To the extent that we would use other expected metal prices and exchange rates for our estimated proven and probable ore/mineral reserves, these estimates could change significantly.

     While the U.S. dollar is the functional currency in our Canadian operations, we are required, for income tax purposes, to report income subject to Canadian tax in Canadian dollars. We have a number of long-term debt obligations denominated in currencies other than Canadian dollars. Fluctuations in the value of the relevant foreign currencies in relation to the Canadian dollar can give rise to capital and/or income gains or losses for Canadian income tax purposes on the repayment of any such foreign currency-denominated long-term debt obligations. Since the U.S. dollar is both our functional and reporting currency, no gains or losses on the settlement or marking to market of U.S. dollar-based obligations (representing the primary dollar denomination of our long-term debt obligations) is reported in computing income reported in our 2005 consolidated financial statements. For reporting purposes, we reflect the Canadian taxes potentially payable on the settlement of our non-Canadian dollar-denominated debt in computing our long-term deferred tax assets and liabilities for unrealized gains and losses and as a current tax expense for realized gains and losses. No taxable event in respect of the debt occurs until the debt is settled by payment or other form of discharge for Canadian tax purposes.
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
          Interest Rate Risk
     Our exposure to changes in interest rates results from investing and borrowing activities undertaken to manage our liquidity and capital requirements. We generally have used fixed-rate debt to finance long-term investments, while variable-rate debt has been used to meet working capital requirements and related requirements on a more near-term basis. At December 31, 2005, taking into account our interest rate swap discussed below, approximately 14 per cent of our total debt was subject to variable interest rates. Based upon the level of floating or variable-rate debt at December 31, 2005, the impact of a 10 per cent change in underlying interest rates, or 45 basis points, would change interest expense by about $1 million over a full year. As noted under “Cash Flows, Liquidity and Capital Resources – 2005 Compared with 2004” above, we could be required to raise additional debt in the future to meet our capital expenditures and other requirements, and we could experience higher interest costs as a result of a downgrade in our credit ratings and, accordingly, in such cases our results of operations and cash flow from operations could be materially adversely affected by changes in interest rates in the future despite any interest rate swaps we might then have in effect.
     As at December 31, 2005, we had an outstanding interest rate swap in respect of our $200 million term loan due 2011 whereby we receive a floating rate of interest at certain London interbank offered rates plus 0.875 per cent and pay a fixed rate of 5.098 per cent.
          Counterparty Risk
     Our interest rate swap, metals and foreign currency risk management activities expose us to the risk of default by the counterparties to such arrangements. Any such default could have a material adverse effect on our results of operations and financial condition. We do not obtain collateral or other security to support derivative instruments subject to credit risk but mitigate this risk by dealing only with counterparties that we believe, based upon an assessment of each such counterparty’s financial history and experience, to be financially sound and, accordingly, we do not anticipate a loss for non-performance by any counterparty with whom we have a commercial relationship.
     Environment Risk
     Environmental legislation and regulations affect nearly all aspects of our operations and development projects worldwide. Such legislation and regulations apply to us along with other companies in the mining and metals industry. These types of legislation and regulations require us to obtain operating licences, permits and other approvals and impose standards and controls on activities relating to mining, exploration, development, production, reclamation, closure and the refining, distribution and marketing of nickel and other metal products. Environmental assessments are required before initiating most new projects or undertaking significant changes to existing operations. In addition to current requirements, we expect that additional environmental regulations will likely be implemented to protect the environment and quality of life, given issues of sustainable development and other similar requirements which governmental and supragovernmental organizations and other bodies have been pursuing. Some of the issues currently under review by environmental regulatory agencies include (i) further reductions in, or requiring enhanced stabilization of, various emissions, including sulphur dioxide, metals and greenhouse gas emissions, (ii) additional mine reclamation and restoration, and (iii) more restrictive water, air and soil quality and waste, tailings and other materials treatment and disposal.

     We account for asset retirement obligations as discussed in note 2 to the consolidated financial statements. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies, which include an evaluation of, among other factors, information available at that time with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance required by presently enacted laws, regulations and existing industry standards. The total liability for asset retirement obligations represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance. Potential recoveries of cash or other payments from the future sale of assets upon the ultimate closure of operations have not been reflected in the estimate of the total liability or related annual provisions or charges. Future changes, if any, to the estimated total liability, as a result of changes in requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Although the ultimate amount to be incurred is uncertain, the total present value of the liability for asset retirement obligations in respect of our worldwide operations to be incurred primarily after cessation of operations was estimated to be $171 million (including a current portion of such total obligation of $3 million) at December 31, 2005 based upon certain discount rates and timing with respect to when these costs would be expected to be incurred.
     Changes made in 2000 to mining regulations in the Province of Ontario require us to provide letters of credit or other forms of financial assurance intended to secure our ability to meet future reclamation and restoration costs, which are not expected to be incurred for many years, if we were to no longer meet certain minimum investment grade credit ratings for our outstanding publicly traded debt securities. Although our debt securities are currently rated investment grade, they were rated below investment grade in recent times and there can be no assurance that this situation will not reoccur. If we are not able to maintain the minimum investment grade credit ratings, it is currently estimated that letters of credit or other forms of financial assurance associated with the currently estimated costs of the eventual future closure of our mines and other facilities in Ontario would have to cover approximately $790 million in such closure costs on an undiscounted basis. Due to the closure of three mines in Ontario, in 2002 we were required under such mining regulations to provide letters of credit in the amount of $23 million at that time to secure these near-term closure costs as discussed below. In addition, we are subject to certain Indonesian regulations which require us to provide security for the reclamation of land areas that have been mined. In the case of our Manitoba operations, in 2003 we submitted closure and reclamation plans for all our operations in that province and in 2004 we provided financial assurance in the form of a letter of credit in the amount of approximately $0.4 million for certain future reclamation and restoration costs in that province. In 2005 the reclamation and closure plan for the mine and concentrator and related facilities at Voisey’s Bay was approved by the Province of Newfoundland and Labrador, resulting in an increase in the financial assurance covering both the construction and operating phases of the initial phase of the project to $8 million. As discussed above, we believe that the financial assurance in the form of one or more letters of credit we will be required to provide to the Province of Newfoundland and Labrador will increase to in the order of $60 million. We do not currently know what, if any, changes in the security for reclamation costs in Indonesia or Manitoba might be made in the future. However, beyond the expected increase for our Voisey’s Bay project referred to above, it is not currently expected that such financial assurance as might be required to be provided for our Indonesian, Manitoba and Voisey’s Bay operations will be of a material amount. These potential costs might not be incurred until many years in the future. If these requirements for letters of credit or other forms of financial security had to be satisfied, they could have an adverse effect on the amounts available for borrowing by us under our bank credit facilities.
     In February 2002, the Ontario government issued a control order (“February 2002 Order”) that requires us to reduce sulphur dioxide emissions by 34 per cent from the current limit of 265,000 tonnes to 175,000 tonnes at our Ontario smelting operations by the end of 2006. We are currently implementing an investment of approximately $90 million in fluid bed roaster off-gas scrubbing technology intended to reduce sulphur dioxide emissions to the new levels mandated by this new control order by the end of 2006. As part of the control order, we will also be required to (i) reduce ground level concentrations of sulphur dioxide, (ii) continue research into the technology and economics of further reductions in sulphur dioxide emissions and (iii) report annually to the Ontario Ministry of the Environment and the public on the progress of this research program. The February 2002 Order calls for a final report on achieving the additional reductions to be submitted by December 31, 2010. We do not currently expect that compliance with the annual sulphur dioxide emission levels from our smelter operations or ground level concentrations as set forth in the February 2002 Order will have any significant effect on our costs, operating procedures or annual production of nickel and other primary metals from our Ontario operations.
     In October 2005, the Ontario government enacted legislation that created new ceilings or caps on sulphur dioxide emissions from our Sudbury smelter to be applicable over the 2006 – 2015 period. This legislation also established emission allowances that could be banked or traded (bought or sold) in an emissions trading market. In 2006 the ceiling or cap under this legislation that applies to our Sudbury smelter is approximately 256,000 tonnes. This cap declines to no higher than 175,000 tonnes in 2007 and could be lower depending upon actual production rates over the 2004 – 2006 period. Beyond 2007 and through 2014, this annual cap could be lower than 175,000 tonnes depending upon actual production rates over a three year rolling period. In 2015, this cap will fall to 66,000 tonnes. We believe that, given the implementation of the fluid bed roaster technology referred to above and our ability to bank and purchase emission allowances over this period, we will be able to meet the caps over the 2006 – 2014 period without seriously affecting our currently planned production rates at our Ontario operations or requiring significant capital expenditures beyond what we currently estimate. We cannot, however, predict at this time what additional capital expenditures would be required and the technology that could be implemented to meet the 2015 cap and what impact that cap would have on our production in Ontario, results of operations and cash flow from operations.
     In September 2004, the Canadian federal environmental agency, Environment Canada, published a notice indicating its intention, under the requirements of the Canadian Environmental Protection Act (“CEPA”), to control emissions from base metal smelters and refineries using pollution prevention planning and a code of best practices for this sector. The notice also indicated a set of emission targets that each smelter in Canada, including our facilities in Ontario and Manitoba, would be expected to meet. Environment Canada provided for an eighteen-month period from September 2004 for companies to indicate whether they could develop a plan to meet their proposed new targets on certain emissions. In response to this initiative, we have proposed that target levels for such emissions to be established by Environment Canada for our Ontario operations mirror the target levels developed by the Ontario Government and for our Manitoba operations they defer any reduced target levels until 2020. We do not know at this time what target levels Environment Canada may decide to set for our Canadian operations and over what period of time. Depending upon the difference in those target levels from what currently applies to our Ontario and Manitoba operations for the currently applicable periods and beyond, we may not be able to meet such levels without making very significant capital expenditures, and compliance with such levels could materially adversely affect our production levels, our financial results and cash flow from operations.
     As of December 31, 2005, we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either us or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the Ontario Ministry of Northern Development and Mines, the ministry responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year. We have also provided letters of credit or similar forms of financial assurance to secure future closure costs associated with certain other operations or projects in North America and elsewhere which currently have, or are expected to have, fairly extended useful lives. As noted above, we have also provided a letter of credit in the amount of approximately $8 million covering certain remediation costs covering the construction and current operating phases of our Voisey’s Bay project.
     Canada signed and ratified the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“Kyoto Protocol”) in December 2002. The Kyoto Protocol calls for significant reductions in the emissions of greenhouse gases, such as carbon dioxide, and nationwide ceilings on such emissions. In November 2002, the federal government of Canada released an initiative to address certain causes of climate changes. The specific requirement of this initiative is also to limit the discharge of carbon dioxide and other greenhouse gases. Neither the Kyoto Protocol nor this other initiative has as yet established what the specific allocation of reductions among various sources of greenhouse gases would be. In August 2003, the federal government of Canada released certain principles covering the Kyoto Protocol intended to be used to implement the objective of having the oil and gas, thermal energy and mining and manufacturing sectors reduce greenhouse gases by certain specified limits. While during 2004 there was relatively little progress made by the federal government of Canada on advancing the implementation of greenhouse gas emission reductions as part of the Kyoto Protocol, in April 2005 Canada announced its so-called Project Green as part of the federal budget, intended to implement at least certain aspects of the Kyoto Protocol. This project provided for the overall reduction of greenhouse gases (“GHGs”) by so-called large final emitters (“LFEs”) such as leading metals and mining, energy and other companies, including ourselves, by 45 million tonnes. In July 2005 the federal government published a notice intended to outline certain principles for this project, including exactly what types of companies would be viewed as LFEs, and the level of GHGs reductions to be implemented by LFEs over the 2008 – 2012 first phase of the Kyoto Protocol. It is currently expected that we, as an LFE, could be required to reduce our GHGs intensity (based upon direct energy used and actual production) by 12 to 17 per cent from the base year of 2000 to be calculated for and applicable only for smelting and refining emissions. This reduction could result in a cost to us, based upon how these reductions are to be assessed, of in the order of $2 million. In November 2005, the federal government designated GHGs as toxic under CEPA, thus giving it the authority to regulate GHGs such as carbon dioxide under CEPA. We do not know what additional steps the federal government might take through CEPA to reduce GHGs and the impact those steps could have on our operations and cash flow.

     While the precise impact of the Kyoto Protocol on our operations in Canada and the operations of others who provide energy or other products or services to us is uncertain at this time, we anticipate that compliance with these requirements could have a significant adverse effect on our results of operations and costs.
     In 2002, the Danish Environmental Protection Agency (the “Danish EPA”), as part of the authority granted to it under certain environmental regulations of the European Union Commission intended to control the risk to humans and the environment from certain chemicals and other substances, published draft risk assessment reports, including certain conclusions concerning potential human health hazards associated with nickel metal and certain soluble nickel compounds, including nickel sulphate, nickel chloride and nickel nitrate. Under this European regulatory framework, there are generally four stages associated with the risk assessment process covering substances such as chemicals and other materials: data collection, priority setting, risk assessment and risk reduction. The Danish EPA determined that, based on certain animal studies, soluble nickel is a reproductive toxin and has proposed certain product labelling requirements as a result of this determination. It has also assessed certain other environmental issues. In addition, based upon the draft reports released in 2002 and taking into consideration certain studies, the Danish EPA has proposed that soluble nickel be classified under its hazard classification system as a known human carcinogen. In 2004, European Union member states agreed that soluble nickel compounds should be classified as a category 1 (known human carcinogen) carcinogen and a category 2 (based on animal studies) reproductive toxin. It was also proposed that metallic nickel will be classified as a category 3 (suspected) carcinogen. These revised classifications would mean changes in product labelling, communication to workers and customers and the development of risk management measures for these forms of nickel. The Danish EPA has, however, concluded that there was insufficient information to complete its environmental risk assessment, and in 2004 collaborative studies were undertaken to collect data on the behaviour of nickel in the environment and European background levels and emission sources. The environmental section of the risk assessment was initiated after the human health risk assessment. The environmental risk assessment consists of a hazard identification section, an exposure section, and an effects section and will conclude with a risk assessment section. The hazard identification and exposure sections were finalized in September 2005, with the exception of minor areas of clarification. The results of these sections have focused on data collection and analysis. The remaining sections of this risk assessment process are scheduled for completion in 2006. Once these sections of this risk assessment are completed, the next stage in this regulatory process will be the implementation of risk management and risk reduction practices for those nickel substances considered in the risk assessment. In the development of such requirements, the authorities are obligated to take into account technical feasibility and socio-economic considerations. Some of the risk reduction practices that may be considered include modifications to material safety data sheets, the introduction of labelling describing the hazards and more restrictive packaging of soluble nickel compounds, lowering of the European occupational exposure limit for nickel and stricter engineering controls, including total containment of nickel processes. If the requirements currently being considered as part of such risk assessments were to come into effect, it could result in use restrictions and other requirements which could have a material adverse effect on certain nickel producers and end users of the forms of nickel covered by such classifications, and on our business, results of operations, financial condition and liquidity. The revised classification would also mean changes in labelling, communication to workers and customers and the development of risk management measures. Member states of the European Union will have until 2010 to achieve certain target limit values for nickel, after which more stringent binding limit values may be considered. The technical and socio-economic feasibility of meeting such limits are currently being considered by the European Union Commission and those industries that would be affected, including nickel producers.
     Further changes in environmental laws, restrictions on our discharge of GHGs as a result of Canada’s program to comply with the Kyoto Protocol and similar developments that may be imposed, as well as the collection of new information on existing environmental conditions and other events, including legal proceedings brought based upon such conditions or an inability to obtain necessary permits, could require us to make significant other expenditures or could otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.
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

     Other Risks and Uncertainties
          PT Inco
     Our investment in PT Inco at book value as of December 31, 2005 totalled $392 million. In addition, a lender to PT Inco currently has the right, under certain circumstances, to require one of our wholly-owned subsidiaries to purchase approximately $6 million in debt extended to PT Inco by that lender. In 1999, to meet PT Inco’s cash shortfalls attributable principally to the increase in the capital cost of the Balambano hydroelectric facilities which were part of PT Inco’s expansion project, the relatively low nickel prices, and constraints on PT Inco’s production attributable to the then reduced hydroelectric power generation caused by below average rainfall, we advanced $88 million to PT Inco. These advances were effectively repaid in 2002. To the extent that PT Inco would experience cash shortfalls in the future, particularly if there were to be a significant decline in primary nickel demand and nickel prices, we may again conclude that it would be necessary to advance cash to PT Inco in order to meet PT Inco’s cash needs.
     For 2006, PT Inco’s production is expected to represent about 30 per cent of our total planned production. The uncertain political situation and security concerns in Indonesia, primarily as a result of the ongoing economic, political and social problems facing that country, could adversely affect PT Inco’s ability to operate. Based upon recent regulations issued by the Indonesian Minister of Forestry relating to mining activities in areas designated as protected forests, PT Inco could be restricted from mining in certain areas it is authorized to mine under its Contract of Work with the Indonesian government and such a development could adversely affect PT Inco’s long-term mine plans and overall production levels. In addition, PT Inco is awaiting receipt of an amendment to a forestry permit in connection with its new dam and related project. While there has been no indication that the Government of the Republic of Indonesia is considering currency controls, nationalization of certain properties or facilities or other similar actions, regional and local governmental authorities have sought to take greater control of the development of their resources and these or other political developments, including, but not limited to, the possibility of disruptions in PT Inco’s operations arising out of the actions of non-governmental organizations or community activist groups, could have a material adverse effect on PT Inco’s, and our overall, nickel production levels, business, results of operations, financial condition and cash flow from operations.
          Risks Associated with, and Importance of, Future Low-Cost Nickel Projects
     As part of our strategy to be the world’s lowest cost and most profitable nickel producer, we have continued our efforts to develop new low-cost sources of nickel. Following the completion of the PT Inco expansion project in late 1999, we have focused, as discussed above, on our Voisey’s Bay nickel-copper-cobalt project and our Goro nickel-cobalt project. A number of risks and uncertainties are associated with the development of these projected low-cost sources of nickel and other metals, including political, regulatory, design, construction, labour, operating, technical and technological risks, uncertainties relating to capital and other costs and financing risks and, in the case of Goro, risks related to the possible future transition to independence of New Caledonia. There have been periodic attempts by certain local groups in the area of the Goro project site to disrupt operations and activities at that site and related areas, most recently in late 2005. We cannot predict whether these local groups will continue to seek to disrupt such operations and activities and what effect, if any, such actions will have on the construction and start-up of the Goro project.
     In addition to the risks and uncertainties referred to above, there are certain issues that must be resolved to enable the commercial development of the Goro project. We still need to receive certain remaining construction, environmental and operating permits. While we currently anticipate that we will be able to obtain all such remaining permits on a timely basis, any failure to obtain, or delay in the issuance of, such permits could adversely affect the construction and initial operation of the Goro project. In addition, we will need to continue to meet the terms and conditions under the definitive agreements covering the development of the Voisey’s Bay project reached in October 2002 between the Government of Newfoundland and Labrador and us. Depending upon the levels of cash flows we are able to generate, we may also need to secure financing for the completion of the Goro project on acceptable terms.
     In connection with the significant financing required for completion of the development of the Goro project, we currently expect that, in order to be able to meet such financing needs, we could be required to borrow additional funds, issue additional equity, and/or enter into strategic or other arrangements. As discussed under “Uncertainty of Production and Capital and Other Cost Estimates” below, while we have certain potential new mine development projects at our existing operations in Canada, as well as additional resources that could be developed in Indonesia in addition to the Voisey’s Bay and Goro projects, if sufficient new low-cost sources of nickel were not developed by us on a timely basis, we currently believe that our overall nickel production, particularly at our Manitoba operations notwithstanding certain projects at those operations such as the development of the 1D Lower orebody, as noted below, could decline beginning as early as 2012 and our nickel unit cost of production could increase significantly with any material decline in mine production from our Ontario and Manitoba operations if such operations were not significantly restructured. These developments could materially adversely affect our business, results of operations, financial condition and liquidity.

          Uncertainty of Production and Capital and Other Cost Estimates
     A decrease in the amount of and a change in the timing of our production outlook for the metals we produce, in particular nickel, will directly impact the amount and timing of our cash flow from operations. A 10 per cent reduction in the amount of consolidated planned production of all metals produced would decrease cash flow from operations estimated for 2006 by approximately $240 million based on metal prices and costs at December 31, 2005. The actual impact of such a decrease on such cash flow from operations would depend on the timing of any changes in production and on actual prices and costs. In the case of our Canadian and United Kingdom operations, the time from initial production to collection of cash from the sale of nickel products produced by these operations is approximately 20 weeks, while the time between production of copper and cash collection from copper sales is about 19 weeks. The production of most of our precious metals requires the transfer of precious metals-containing materials to our Acton refinery in the United Kingdom and the processing time at that facility generally results in cash collection taking about 27 weeks from first production of such materials in our Ontario operations. In the case of PT Inco, the time between nickel-in-matte production, refining of that intermediate product through our Asian refineries and collection of cash from the sale of such refined products is approximately 9 weeks. Any change in the timing of these cash flows that would occur due to production shortfalls or labour disruptions would, in turn, result in delays in receipt of such cash flows and in using such cash to reduce debt levels and may require additional borrowings to fund capital expenditures, including capital for our development projects, in the future. In addition, a number of these and other developments or events, including changes in credit terms, product mix, demand for our products and production disruptions, could make historic trends in our cash flows lose their predictive value.
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
          Goro
     In October 2004, we announced that, having completed and successfully achieved the key objectives of the second phase, or Phase 2, of the Goro project review, we would proceed with the development of our Goro nickel-cobalt project in New Caledonia. A key objective of this second phase of the Goro review was to achieve a reliable and acceptable capital cost estimate for the project. This review, which proceeded in two phases, had begun following the decision made in December 2002 to suspend the project. The final results of the review included an updated capital cost estimate of $1,878 million for the mine, process plant and related infrastructure, within a minus 5 per cent to plus 15 per cent confidence level. This estimate included $294 million for mine, process plant and related infrastructure capital expenditures that had already been made through September 30, 2004 and which will continue to have use in the reconfigured project scope. This capital cost estimate also included $40 million for assumed escalation in costs during the construction phase of the project, an amount that was not in previous capital cost estimates, and also reflected favourable currency hedging gains realized by Inco of about $31 million which were also not included in previous estimates. The principal reasons for the increase from the $1,850 million capital cost estimate we had announced on May 25, 2004 were for a range of construction materials and labour required for construction and the incorporation of a new tailings storage area as part of the project. The project experienced cost pressures in 2005 and continues to experience cost pressures related principally to commodities and other materials required for construction, including fuel and hydro carbon-based products. We currently believe that, if we undertook an updated capital cost estimate at this time for the Goro mine, process plant and infrastructure, it would expect to be $1,878 million plus at the upper end of the plus 15 per cent confidence level. As discussed above, we expect to have a definitive cost estimate, subject to such qualifications as may apply, in the second quarter of 2006, when engineering will be at least 80 per cent complete and all major contracts will have been awarded.
     Phase 2 of the project review also focused on a number of other key objectives, including (1) a viable project implementation schedule and clear project execution plan, (2) a prudent financing plan taking into account Inco’s projected cash flow potential to fund its expected share of the capital costs of the project, (3) an experienced and dedicated team for both the construction and operating phases and (4) optimizing the Goro project’s planned process plant design and engineering requirements while also meeting specific objectives on project operability, maintainability, risk mitigation and environmental protection. The final results of Phase 2 of the review met all of these key objectives. The project’s process plant footprint area was reduced by approximately 50 per cent from its original plan, reducing the quantities of bulk materials required, enhancing the efficiency of the planned process plant from an operational and maintenance perspective, and reducing any potentially adverse environmental effects.
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
          Operations
     Since 2002, as mine production at our Manitoba operations transitioned from the Thompson Mine to the lower grade Birchtree Mine, we experienced lower mine production. We have relied upon the availability of purchased nickel intermediates to maintain Manitoba’s nickel production at around the 45,000 tonne annual level. With the availability of Voisey’s Bay nickel concentrates for processing at our Manitoba operations, these operations are expected to produce finished nickel products at or above the 45,000 tonne annual level over at least the 2006 — 2011 period. In August 2005, we announced plans to develop the 1D Lower orebody at the Thompson Mine. Work has commenced on the development of the 1D Lower orebody, which would increase the availability of local concentrates and, assuming the current diamond drilling program for lateral and deeper extensions is successful, would provide a platform for ongoing production once Voisey’s Bay concentrates are no longer supplied to Manitoba. The cost to develop the 1D Lower orebody is approximately $34 million and production is expected to begin in 2008.
     Starting in early 2006, we will be relying on our Voisey’s Bay nickel concentrates to maintain production at or near capacity at our Manitoba and Ontario operations. If our Voisey’s Bay operations experience problems in producing or shipping to Sudbury or Thompson its nickel concentrates, these events would have an adverse effect on our ability to produce and sell the nickel products we plan to produce in 2006 and would adversely affect our results of operations, financial condition, profitability and cash flows. Extended strikes, such as the one we experienced at our Ontario operations in 2003, other labour disruptions and unforeseen events would also adversely affect our production plans and costs and these developments would also adversely affect our results of operations, financial condition and cash flows.
          Construction Risks and Technological Risks
     The mine, processing plant and related infrastructure required for the development of the Goro project has not yet been constructed and no commercial mining has commenced. Certain of the necessary construction permits remain to be obtained in respect of the Goro project. While detailed exploration and related studies with respect to the Goro project have been completed based on (1) significant surface exploratory drilling, (2) extensive investigations of certain of the mineralization delineated to date, (3) construction and mine plans, and (4) production and cost estimates, we are not currently in a position to predict with certainty when all of the required remaining approvals would be in place for us to complete and start up the Goro project by late 2007.
     Unforeseen conditions or developments could arise during the construction period which could delay or prevent completion, and/or substantially increase the cost of construction of the necessary facilities and infrastructure to develop the project. Such events may include, without limitation, shortages of equipment, materials or labour, delays in delivery of equipment or materials, labour disruptions, political events, local or political opposition, civil disturbances, litigation, adverse weather conditions, unanticipated increases in costs, natural or man-made disasters, accidents and unforeseen engineering, technical and technological, design, environmental, geological or geotechnical problems. Any delay in construction would delay the production of nickel and other products from the Goro project, and the expected significant source of revenue for us that production from this project would represent. Any such delay could also materially adversely impact our business, results of operations, financial condition and liquidity. Our Goro project will involve the application of new processing and other technologies and, depending upon the results of the hydrometallurgical research and development program we are conducting for our Voisey’s Bay project, the remaining phases of that project could also utilize new processing and other technologies to produce one or more refined or finished nickel products. There can be no assurance that these technologies will be successfully developed and applied on a commercial basis or that the costs associated with and/or the timing of their implementation will not have a material adverse effect on the timing of the start-up of commercial production, the capital and/or operating costs for either or both projects and on other factors impacting the profitability of these projects. These events could materially adversely impact our business, results of operations, financial condition and liquidity.

          Governmental Regulations
     In addition to environmental regulations referred to above, the mining and metals industry in Canada operates under federal, provincial and municipal legislation, regulation and intervention by governments in such matters as land tenure, limitations on areas in which mining can be conducted, production rates, income and other taxes and the export of ore and other products, as well as other matters. Our operations in Indonesia, the United Kingdom, New Caledonia and in other countries outside Canada are also subject to various environmental, operating and other applicable laws and regulations and governmental interventions, some of which are similar to those in Canada and all of which are subject to change. The mining and metals industry is also subject to regulation and intervention by governments in such matters as control over the development and abandonment of mine sites (including restrictions on production) and possible expropriation or cancellation of contract and mineral rights. Before proceeding with major projects, including significant changes to existing operations, we must obtain certain regulatory approvals. The regulatory approval process can involve stakeholder consultation, environmental impact assessments and public hearings, among other things. In addition, regulatory approvals may be subject to conditions, including the obligation to post security deposits and other financial commitments. Failure to obtain regulatory approvals, or failure to obtain them on a timely basis, could result in delays and abandonment or restructuring of projects and increased costs, all of which could negatively affect our profitability and cash flows. In addition, such regulations may be changed from time to time in response to economic or political conditions, and the implementation of new regulations or the modification of existing regulations affecting the mining and metals industry could increase our costs and have a material adverse impact on business, results of operations, financial condition and liquidity.
     There can be no assurance that we will be in compliance with all applicable laws or regulations at all times or that steps to bring us into compliance would not materially adversely impact our business, results of operations, liquidity or financial condition. Reference is made to “Risks and Uncertainties — Environmental Risks” above.
          Capital Requirements and Operating Risks
     As discussed under “Cash Flows, Liquidity and Capital Resources” and “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” above, each of our two current principal primary metals business units, the Canadian and United Kingdom operations and PT Inco, has required, and is expected to continue to require, certain levels of investment to sustain their current levels of production. For 2006, as discussed under “Outlook — 2006 Planned Capital Expenditures” below, we currently forecast capital expenditures totalling approximately $1,820 million, covering sustaining capital expenditures for our current primary metals business units as well as planned expenditures for our Goro project and the additional phases of our Voisey’s Bay project and other development projects. This total amount assumes a level of capital expenditures, including capitalized interest, in 2006 for our Goro project of $1,140 million of which we expect our share of funding such total amount to be about $670 million. To meet such capital expenditures requirements for 2006 and at least for 2007 in the case of the Goro and Voisey’s Bay projects and for our PT Inco expansion program to increase its production as discussed above given the current projected total capital expenditures for these development projects and programs, we must generate sufficient internal cash flows and/or be able to utilize available financing sources.
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
     If there are significant delays in when these projects are completed and are producing on a commercial and consistent scale, and/or their capital costs were to be significantly higher than estimated, these events could have a significant adverse effect on our results of operations, cash flow from operations and financial condition.
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

     The wholesale electricity markets in Ontario were deregulated for a portion of 2002 and as a result we have experienced fluctuations in our electricity costs primarily at the Ontario operations. On February 9, 2006 the Ontario government announced new electricity rates for industrial users for electricity produced from certain of the Province’s power generating assets. These new rates, representing about a two per cent reduction from the rates that prevailed in 2005 for power produced and sold from these assets, are expected to come into effect on May 1, 2006. These rates are expected to increase by about 2 per cent as of May 1, 2007, with a further increase of about two per cent in April 2008. Depending upon future changes in the regulatory environment for electricity markets, we could experience future fluctuations in such costs. We have from time to time experienced adverse production and production cost trends at our operations in Canada and elsewhere and could experience similar adverse trends in the future.
          Labour Relations
     On September 16, 2005, a new three-year collective agreement with our unionized workers at our Manitoba operations was successfully negotiated. This agreement expires in September 2008. New collective agreements with unionized hourly production and maintenance workers at our Ontario operations were entered into on August 29, 2003 and will expire on May 31, 2006. These agreements were reached following a three-month strike that had a material adverse effect on our 2003 production of nickel, copper and certain other metals and our results of operations, financial condition, profitability and cash flow from operations for 2003. A three-year collective agreement with our unionized office, clerical and technical employees at our Ontario operations was negotiated in the first quarter of 2004 and remains in effect until March 31, 2007. Our PT Inco subsidiary entered into a new two-year collective labour agreement with its union in the fourth quarter of 2004 which expires in December 2006. While there were no significant problems in reaching this latest agreement with PT Inco’s labour force, with the increased potential for actions of non-government organizations and other activist groups, the continuing uncertain economic and political situation in Indonesia and the general increase in labour activism in that country, there can be no assurance that such activism will not adversely affect PT Inco’s ability to successfully operate. Any disruption in PT Inco’s operations as a result of labour issues or other issues may adversely affect its operations and could materially adversely impact our business, results of operations, financial conditions and liquidity. At Goro, we currently have two unions representing some of our employees. In early September 2002, Goro experienced labour disruptions by personnel associated with certain project construction subcontractors. As a result of these disruptions, the decision was made in late September 2002 to curtail certain activities at the project’s site to enable the project company, Goro Nickel S.A.S., contractors, subcontractors and other interested parties to develop procedures to avoid future disruptions. A number of procedures were put in place prior to the start of the Goro project comprehensive review in late 2002 and over the past three years we have been seeking to complete the implementation of these and other procedures as part of the negotiation of labour, site or other accords to help minimize any such disruptions in the future. Through an employer’s association, of which we are the controlling member, we negotiated a collective agreement effective September 2002 covering the construction of the first phase of the Voisey’s Bay project. Currently, we are in the process of negotiating the first collective agreement with operations employees at Voisey’s Bay.
     There can be no assurance that we will be able to maintain positive relationships with our employees at our operations in Canada, Indonesia, New Caledonia, and elsewhere or that new collective agreements will be entered into without work interruptions as in the case of the three-month strike at our Ontario operations in 2003. We could also be adversely affected by labour disruptions involving third parties who may provide us with goods or services at our operations in Canada and elsewhere. For example, as discussed above, our Goro project experienced labour disruptions by certain employees of the project’s construction subcontractors. Strikes and other labour disruptions at any of our operations and lengthy work interruptions at our Goro project could materially adversely affect the timing of completion and the cost of that project, as well as our business, results of operations, financial condition and liquidity.
          Uncertainty of Ore/Mineral Reserve Estimates
     Our reported ore/mineral reserves as of December 31, 2005 are estimated quantities of proven and probable ore that, under present and anticipated conditions, can be legally and economically mined and processed by the extraction of their mineral content. The volume and grade of reserves actually recovered and rates of production from our present ore reserves may be less than geological measurements of the reserves. Furthermore, market price fluctuations in nickel, other metals and exchange rates, and changes in operating and capital costs may in the future render certain ore/mineral reserves uneconomic to mine and could, accordingly, result in significant reductions in our reported estimates of proven and probable ore/mineral reserves. We determine the amount of our estimated ore/mineral reserves in accordance with the requirements of the applicable securities regulatory authorities and established industry practices. To the extent that we are required by regulatory authorities to change the metal prices, expenditures and other assumptions we use in preparing these estimates, then these estimates could change significantly.
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
          The Falconbridge Transaction
     The completion of the pending acquisition of Falconbridge is dependent upon a number of conditions, including receipt of certain remaining regulatory clearances. We may not be able to obtain the required approvals or clearances from regulatory and other agencies and bodies on a timely basis, or divestitures or other remedies required by regulatory agencies may not be acceptable or may not be completed in a timely manner, and we may not meet the other remaining conditions of our offer. We may not realize the anticipated annualized benefits and operational and other synergies and cost savings from the acquisition or related divestitures, restructurings, integration and other initiatives associated with the planned combination of Inco and Falconbridge and we may realize unanticipated costs and/or delays or difficulties relating to such integration. Certain other risks and uncertainties relating to this pending transaction include those associated with the level of cash payments to common shareholders of Falconbridge who exercise their statutory dissenters’ rights in connection with the expected eventual combination of the two companies and the possible delay in the completion of the steps required to be taken for the eventual combination of the two companies.
     Sensitivities
     Our financial results are sensitive to, among other things, changes in prices for nickel and other metals, the Canadian-U.S. dollar exchange rate and interest rates and certain energy costs. Our financial results are also affected by changes in the Indonesian rupiah-U.S. dollar exchange rate, but to a lesser extent since PT Inco’s revenues and many of its expenses are denominated in U.S. dollars. We have calculated the impact on our basic net earnings per share of a 10 per cent change in the market risk exposures that we believe have the most significant impact on our net earnings. The following table shows the approximate full-year impact of a 10 per cent change in our principal market risk exposures on our basic net earnings per share based on planned 2006 deliveries of Inco-source metals and after taking into consideration our principal derivative instrument positions as of December 31, 2005. These market risk exposures have been selected as management believes they have had, and are currently expected to continue to have, the most significant impact on our net earnings per share:

		Impact on Basic
		Net Earnings
Sensitivities as of December 31, 2005	10% change	per Share[1]

Metals
Nickel	$0.60 per pound	$0.84
Copper	0.21 per pound	0.18
Cobalt	1.17 per pound	0.02
Platinum	96 per troy ounce	0.05
Palladium	25 per troy ounce	0.02
Energy
Fuel Oil	4.56 per bbl	0.03
Natural Gas	1.05 per MM BTU	0.02
Currencies
U.S. $1.00 per Cdn$[2]	0.086 cents	0.47
U.S. $1.00 per Indonesian rupiah (per thousand)	0.01 cents	0.01
Share appreciation rights	4.36 per share	0.02

(1)	Canadian GAAP basic net earnings per share. Each sensitivity assumes other factors are held constant.

(2)	Represents the impact on Canadian dollar-denominated operating costs and excludes the translation effect relating to the Canadian dollar-denominated liabilities and to accrued taxes for Canadian dollar currency translation effects associated with U.S. dollar-denominated liabilities.
     As indicated in the table above, the most significant sensitivities in terms of the effect on our basic net earnings per share are nickel prices and the Canadian dollar-U.S. dollar exchange rate.
     Cash expenditures for our development projects will be incurred primarily in Australian dollars and Euros for our Goro project. Although changes in these currencies will affect the ultimate carrying value of the related assets in U.S. dollar terms, they will not have any impact on our earnings until such projects are fully developed and operating. A 10 per cent change in each of the value of the Australian dollar and Euro relative to the U.S. dollar as at December 31, 2005 would change currently planned 2006 capital expenditures for the Goro project by $10 million and $12 million, respectively, after taking into consideration outstanding derivative contracts as at December 31, 2005. Reference is made to “Foreign Exchange Risk” under “Risks and Uncertainties” above.
     The following represents the sensitivity analysis as of December 31, 2004 prepared using the same methodology as above for comparative purposes:

		Impact on Basic
		Net Earnings
Sensitivities as of December 31, 2004	10% change	per Share[1]

Metals
Nickel	$0.68 per pound	$0.80
Copper	0.15 per pound	0.12
Cobalt	1.86 per pound	0.02
Platinum	86 per troy ounce	0.05
Palladium	18 per troy ounce	0.01
Energy
Fuel Oil	2.83 per bbl	0.02
Natural Gas	0.74 per MM BTU	0.01
Currencies
U.S. $1.00 per Cdn$[2]	0.083 cents	0.36
U.S. $1.00 per Indonesian rupiah (per thousand)	0.01 cents	0.01
Share appreciation rights	3.70 per share	0.02

(1)	Canadian GAAP basic net earnings per share. Each sensitivity assumes other factors are held constant.

(2)	Represents the impact on Canadian dollar-denominated operating costs and excludes the translation effect relating to the Canadian dollar-denominated liabilities and to accrued taxes for Canadian dollar currency translation effects associated with U.S. dollar-denominated liabilities.
     While the sensitivity analyses presented in the tables above represent our best estimate of the impact of specified assumed changes in the identified market risk scenarios, actual results could differ from those reflected. The sensitivity analyses presented are subject to various limitations and uncertainties which may affect the impact on basic net earnings per share.
     These sensitivity analyses have been prepared based on a change of 10 per cent in the market rates or prices at December 31, 2005 and 2004. The impact on basic net earnings per share has been determined based on discrete changes in the identified risks. If there are changes in two or more of the identified risks, the above impact on basic net earnings per share may not accurately reflect the actual impact on our net earnings per share.
     These sensitivity analyses also include assumptions relating to our current projected operations during 2006 in the case of the sensitivity analyses as of December 31, 2005 and our original plan for 2005 in the case of the sensitivity analysis as of December 31, 2004. As we are affected and influenced by changes in the business and economic environments in which we operate, the changes reflected in the sensitivity analyses above may be different or may prove to be inaccurate, including in relation to their impact on basic net earnings per share. The most significant assumptions which may be affected relate to levels of production, consumption rates, forecasted costs of production, tax rates and deliveries.
     These sensitivity analyses provided are not intended to fully reflect the net market risk exposures since certain exposures would encompass events that are uncertain or could not be foreseen. Some of these events are outlined in our discussion above on “Risks and Uncertainties” affecting our business. For example, with respect to metal prices, extended declines in prices, particularly nickel prices, due to unusual economic developments or other unforeseen events would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, unusual or irrational actions by competitors could, for example, change the nickel market supply-demand relationship and other factors fundamental to our business causing declines in metal prices. In addition, significant and prolonged increases in energy prices and/or the Canadian dollar relative to the U.S. dollar would have a material adverse effect on our costs of production, results of operations and financial condition. There are also a wide range of other uncertainties in the business environment including the impacts of the proposed acquisition of Falconbridge that could result in material limitations with respect to the accuracy of the sensitivity analyses for net market risk exposures, including cost inflation, relations with our employees, avoidance of major accidents at our producing locations, and the average grades of ore mined and the certainty of estimated proven and probable ore reserves at our operations. Unanticipated changes in environmental laws and regulations could also result in limits on production and/or significantly increased capital spending to meet such changes.

     Critical Accounting Policies and Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting estimates are those that require us to make assumptions about matters (a) that are highly uncertain at the time the accounting estimate is made, (b) for which we could have reasonably used a different estimate in the current period and/or (c) where changes in the accounting estimate are reasonably likely to occur from period to period and such changes would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. Our estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our ongoing evaluation of these estimates form the basis for making judgments about the carrying value of assets and liabilities and the reported amounts for revenues and expenses. Actual results may differ from these estimates. A summary of our significant accounting policies, including critical accounting policies that require critical accounting estimates, is set forth in note 1 to our 2005 consolidated financial statements.
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
     Depletion of the deferred mine development costs is calculated on a units-of-production basis over the estimated proven and probable ore/mineral reserves which relate to the particular category of development, either “life of mine plan” or “area specific”. No future development costs are taken into account in calculating the amortization charge.
     Life of mine plan development costs represent capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore/mineral reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development costs included in this category include mine acquisitions costs, ore haulage shafts, initial decline, ore passes and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are depleted on a units-of-production basis over the total estimated proven and probable ore/mineral reserves in the current mine plan.
     Area specific development costs consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the ore body. These costs are depleted on a units-of-production basis over the related production from our estimated proven and probable ore/mineral reserves that can be currently accessed without future capital development costs being incurred.
     The calculation of the units-of-production rate of depletion and, accordingly, the annual depletion charge to operations, could be materially affected to the extent that actual production in the future is different from current forecasts of production based on estimated proven and probable ore/mineral reserves. This would generally be the case where there were significant changes in any of the factors or assumptions used in estimating proven and probable ore/mineral reserves. These factors could include (i) an expansion of estimated proven and probable ore/mineral reserves through exploration activities, (ii) differences between estimated and actual cash costs of mining, due to differences in grade, metal recovery rates and foreign currency exchange rates from those assumed, and (iii) differences between actual commodity prices and the commodity price assumptions used in the estimation of proven and probable ore/mineral reserves. Such changes in estimated ore/mineral reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine. The accounting estimates related to depreciation and depletion are critical accounting estimates and are influenced by our estimates of proven and probable ore/mineral reserves. Historically, the Company has been successful in replacing a portion of the ore/mineral reserves depleted through mining operations. During the past six years, excluding major development projects, on average about one-half of the aggregate ore mined from our sulphide mineral deposits has been replaced through further exploration and development activities. Depreciation and depletion charges are adjusted prospectively based on annual year-end assessments of our estimated proven and probable ore/mineral reserves. If our estimated proven and probable ore/mineral reserves were to be decreased by 10 per cent, there would be an increase of $35 million in our annual depreciation and depletion expense.

     Impairment
     We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected commodity prices (considering current and historical prices, price trends and related factors), production levels, cash costs of production, capital and reclamation costs, all based on detailed life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of nickel or other commodities that will be obtained from estimated proven and probable ore/mineral reserves and all related mineral interests, after taking into account losses during ore processing and treatment. Significant management judgment is involved in estimating these factors, which include inherent risks and uncertainties. The assumptions we use are consistent with our internal planning. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for non-current assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.
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
     In the second quarter of 2005, we recorded a $25 million impairment charge with respect to the planned closure of our copper refining facility at our Ontario operations in December 2005 following a decision to cease production of copper cathode.
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
     Asset Retirement Obligations
     Our mining operations involve activities that have a significant effect on the area surrounding such operations. We estimated that our ultimate reclamation and closure costs on an undiscounted basis would total $1.1 billion as of December 31, 2005. We record the fair value of our estimated asset retirement obligations when a legal obligation is incurred. These liabilities are accreted to full value over time through charges to income.
     These estimates related to reclamation and closure costs are critical accounting estimates because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a relatively long period; (ii) reclamation and closure laws and regulations could change in the future or circumstances affecting our operations could change, either of which could result in significant changes to our current plans and future costs; (iii) calculating the fair value of our asset retirement obligations requires us to make long-term assumptions about inflation rates, to determine our long-term credit-adjusted, risk-free interest rates and to determine market risk premiums that are appropriate for our operations over long periods of time; and (iv) given the magnitude of our estimated reclamation and closure costs, changes in any or all of these estimates could have a material impact on our results of operations and/or our financial condition.
     To calculate the fair value of these obligations, we discounted the projected cash flows at our estimated credit-adjusted, risk-free interest rates which ranged from 4 per cent to 8 per cent for the corresponding time periods over which these costs would be incurred. The inflation rates and discount rates we used to calculate the fair value of our asset retirement obligations are critical factors in the calculation of future value and discounted present value costs. We estimated the cash flows for our asset retirement obligations assuming a single set of assumptions. In general, given the nature of our business and specificity of our assets, there are very restrictive ways in which to retire our assets and conform to the applicable environmental regulations, including closure and related requirements. Therefore, in such instances, a range of likely outcomes was not used because multiple approaches to retire our assets were not appropriate. We applied a market risk premium to the total obligations to reflect what a third party might demand to assume our asset retirement obligations. The market risk premium was based on market-based estimates of rates that a third party would have to pay or insure its exposure to possible future increases in the value of these obligations. The extent and timing of expenditures on closure and reclamation activities are critical estimates for the determination of our asset retirement obligations and the related annual charges to earnings. These are also influenced by our estimates of our proven and probable ore/mineral reserves. As the closure period for a substantial portion of our mines is not for a number of years, we have no historical experience which would indicate that our current asset retirement obligations are either understated or overstated. We continue to believe that our current closure cost estimates represent our best estimates. If we were to advance the date of retirement of our assets by 10 per cent from our current estimate, the impact would be an increase in our asset retirement obligations of $25 million and the annual charge to earnings would have increased by $1 million per year. If our estimates of the cost of closure and reclamation activities were to change by 10 per cent, our ultimate reclamation and closure costs would change by $109 million.
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
     Future Employee Benefits and Costs
     Pension expense is determined separately for each of our pension plans and other post-retirement arrangements based on the principles outlined in the applicable accounting standards. Assets are valued using a market-related value, determined based on the current market value and the market values in the previous four years (that is, with an averaging of experience gains and losses over the five year period). As discussed in note 10 to our 2005 consolidated financial statements, we determine our return on plan assets using a formula approach. The expected return on plan assets assumption is based on current bond yields, an expected equity risk premium and an allowance for expected value added as a result of active management, where applicable. Each year we update our return on plan assets for the most recent historical benchmarks. Application of the respective historical benchmarks to our formula resulted in a decrease in the assumed rate of return on assets from 8 per cent in 2004 to 7.75 per cent in 2005 and to 7.5 per cent for 2006.
     Liabilities are determined as a present value of future anticipated cash flows using a discount rate based on corporate AA bond yields at the valuation date and an inflation expectation consistent with the corporate AA bond yield curve. Differences between the estimated future results and actual future results are amortized (to the extent that the cumulative experience gain or loss is in excess of the permitted 10 per cent corridor under Canadian GAAP) over the expected average remaining service life of the active members. This 10 per cent corridor, as defined by Canadian GAAP, represents 10 per cent of the greater of the post-retirement benefits obligations and the fair value of plan assets. The return on plan assets assumption and the discount rate, salary and inflation assumptions used to value the liabilities are reviewed annually and are determined based on a consistent framework from year-to-year. The most significant risk is that the assumptions will prove to be either too high or too low in the long term. It is reasonable to assume that there will be a significant variation between the assumptions and actual experience in any one year. Over the long-term, cumulative pension expense is expected to produce an appropriate reflection of the costs associated with the pension program.
     The expense for other post-retirement benefits or non-pension benefits is based on a similar methodology and similar determination of the liability value. The discount rate used is the same as that determined for the pension obligations. The inflation rate assumed for medical costs is based on our history of healthcare spending. The assumption for the ultimate health care trend rates relates to the overall economic trends and takes into consideration that the health care expenditure growth rate is currently expected to be 1.5 to 2.0 per cent higher than the inflation rate over the long-term.

     We currently estimate that a 0.5 per cent increase or decrease in the return on plan assets assumption would result in a corresponding $13 million decrease or increase, in annual pension expense. Changes to the return on plan assets assumption would have no significant effect on required funding requirements, as our required contributions are primarily determined based on the applicable Canadian regulatory solvency funding requirements (that is, the windup valuation). Under this valuation methodology, liabilities for solvency valuation are based on market bond yields and the excess of liabilities over assets must be amortized over a five-year period. We estimate that a 0.5 per cent increase or decrease in the discount rate assumption would result in a corresponding $12 million decrease or increase in annual pension expense. We estimate that a 0.5 per cent decrease in the long-term bond yield would result in a corresponding $6 million increase in our required contributions.
     Income and Mining Taxes
     Significant judgment, estimates and assumptions are required in determining the Company’s consolidated tax provision. In addition, in evaluating the ability of the Company to realize the deferred tax assets, significant judgment, estimates and assumptions are required in establishing deferred income tax asset valuation allowances.
     The provision or relief for income and mining taxes is calculated based on the expected tax treatment of transactions recorded in our 2005 consolidated financial statements. The objectives of accounting for income and mining taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our 2005 consolidated financial statements or tax returns. In determining both the current and future components of income and mining taxes, we interpret tax legislation in a variety of jurisdictions, recognize liabilities for anticipated tax audit issues based on estimates of whether additional taxes would be payable as well as make assumptions about the expected timing of the reversal of future tax assets and liabilities. If our interpretations differ from those of tax authorities or if the timing of reversals is not as anticipated, the provision or relief for income and mining taxes could increase or decrease in future periods.
     In estimating deferred income and mining tax assets, a valuation allowance is determined to reduce the future income tax assets to the amount that is more likely than not to be realized. This valuation allowance for 2005 amounted to $23 million, representing (i) $3 million in respect of non-capital losses available to Goro Nickel S.A.S., (ii) $11 million in respect of net capital losses available in the United Kingdom, (iii) $3 million in respect of reduction in the benefits of write-downs of certain investments and (iv) $6 million reduction in the benefit of alternative minimum tax relating to our subsidiaries in the United States. This valuation allowance for 2004 amounted to $29 million, representing (i) $6 million in respect of non-capital losses available to Goro Nickel S.A.S., (ii) $12 million in respect of net capital losses available in the United Kingdom, (iii) $5 million in respect of reduction in the benefits of write-downs of certain investments and (iv) $6 million reduction in the benefit of alternative minimum tax relating to our subsidiaries in the United States. This valuation allowance for 2003 amounted to $27 million, representing (i) $3 million in respect of non-capital losses available to Goro Nickel S.A.S., (ii) $12 million in respect of net capital losses available in the United States and United Kingdom, and (iii) $12 million in respect of unrealized capital losses arising from the write-down of certain investments and other assets. These valuation allowances have been provided for as it is more likely than not that these non-capital and net capital losses will not be realized for tax purposes in the future. In each year, the amount of the valuation allowance reduces the future income tax assets and effectively increases the amount of the net deferred income tax liabilities and, accordingly, the provision for income and mining taxes on the earnings statement. Additional information regarding our accounting for income and mining taxes is contained in note 5 to our 2005 consolidated financial statements.
     Accounting Changes
     In 2005, on a retroactive basis, we adopted revisions to CICA Section 3860, Financial Instruments — Disclosure and Presentation. The revisions related to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument must be bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON Notes, Convertible Debentures due 2023 and 3 1/2% Subordinated Convertible Debentures due 2052 which were previously treated as equity in accordance with EIC-71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities. We also adopted EIC No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings Per Share. This abstract requires that the effects of contingently convertible instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger for conversion has been met.
     In 2004, we adopted three new accounting pronouncements for the purposes of our Canadian GAAP reporting. These new pronouncements related to the accounting for variable interest entities, the application of Canadian GAAP and hedging relationships.

In 2004, we also changed our methodology used to calculate depletion and depreciation expense. A similar change was made for United States GAAP reporting effective January 1, 2003, therefore, the 2004 adoption of this change for Canadian GAAP purposes eliminated a significant GAAP difference between United States and Canadian GAAP. Accounting changes made to our consolidated financial statements during 2005, 2004 and 2003 are discussed further in note 2 to our consolidated financial statements.
     For a complete discussion of current and future accounting changes as they relate to our United States GAAP reporting, reference is made to note 24 to our 2005 consolidated financial statements.
     Outlook
     Nickel Market Conditions
     Over the past few years, particularly in 2005 and as currently projected for 2006, the stainless steel industry, the principal end-use market for nickel, has been making significant investments, or has announced commitments to projects, to increase production capacity to meet continued and projected demand growth, especially in China. Demand for stainless steel is currently expected to remain strong over at least the next few years based upon the expected strong growth in industrial production in a number of geographic regions, in particular continued strong growth in China and other parts of Asia. We believe that strong nickel demand, driven by stainless steel production growth in China and the completion of the correction in inventories in stainless steel which began in the second half of 2005, a number of non-stainless steel end uses for nickel such as nickel-based alloys for the aerospace market, coupled with relatively low total (LME and producer) nickel inventories, tighter stainless steel scrap conditions and limited production growth, are currently expected to result in a continuation of relatively high and volatile nickel prices in 2006.
     With most nickel producers having operated at or near capacity in 2005 and taking into account that there currently exists, we believe, no shutdown capacity available to be restarted and there are only limited new projects or expansions expected to bring on new supply in 2006, we currently estimate that, as discussed above, there will be an insufficient amount of additional nickel supply prior to at least 2008 to meet the expected growth in underlying nickel demand which would occur at long-term nickel prices.
     Nickel demand in 2006 is currently anticipated to be relatively strong for several reasons. First, the production of nickel-containing stainless steel in China is expected to continue to increase due to the ramp-up in production of several new large stainless steel production facilities in that country in an effort to meet expected strong economic growth and demand for stainless steel in China. Nickel demand growth in China is expected to be supported by the increased growth in non-stainless nickel demand, driven by domestic growth in, and western-world relocation of, plating facilities as well as continued growth in battery applications. For 2006, the currently projected strong nickel demand in China is expected to be complemented by the continued economic strength in other Asia regions as well as in the United States and the beginning of an economic recovery in the European Union. Second, the continued strength in nickel-based alloys for the aerospace, the oil and gas and liquid natural gas and land-based gas turbine applications and other energy-related markets is expected to generate an increase in demand for nickel. Third, reported nickel inventories, both producer and LME, are at relatively low levels relative to prior nickel cycles. We currently estimate that total LME and producer inventory levels at December 31, 2005 represented approximately six weeks of demand, which is considered relatively low. Fourth, the availability of nickel-containing stainless steel scrap, as an alternative source of nickel for the stainless steel industry, is not expected to keep pace with nickel demand growth in 2006. We anticipate that the above average growth in stainless steel scrap collection in prior years, as well as the expected increase in stainless steel production, will create relatively less scrap supply than existed in 2005. The expected supply-demand imbalance for such scrap is due to the strong growth experienced in the usage and liquidation of inventories of such scrap in 2004 and 2005, which we believe will not be sustainable.
     Operations
     Our 2006 nickel production is currently expected to be approximately 256,000 tonnes (565 million pounds), up from the 220,727 tonnes (487 million pounds) level in 2005. The increase in production is primarily due to finished nickel products produced from our Voisey’s Bay nickel concentrates at our Canadian operations and to the toll smelting and refining arrangements covering purchased intermediates with certain third parties as noted above. We expect our purchases of nickel intermediates processed through our Canadian operations to decrease by 45 per cent from 2005 levels to approximately 15,400 tonnes (34 million pounds) in 2006. Finished copper production for 2006, including anodes production, is currently expected to be approximately 124,700 tonnes (275 million pounds) compared to 125,595 tonnes (277 million pounds) in 2005. Production of copper in concentrate at Voisey’s Bay is currently expected to be approximately 29,500 tonnes (65 million pounds) compared with 4,406 tonnes (10 million pounds) of copper in concentrate in 2005. Total production of PGMs is expected to be 400,000 troy ounces for 2006.

     2006 Planned Capital Expenditures
     Our total 2006 capital expenditures for our existing operations and development projects, as discussed above, are currently expected to total $1,820 million before any contributions that may be made by the other shareholders in Goro Nickel and receipt of certain government assistance under programs relating to our development projects. This estimate includes, as discussed above, approximately $1,140 million for the Goro project, including capitalized interest, $55 million for Voisey’s Bay, $60 million for the program to increase production at PT Inco and approximately $80 million for mine development, $120 million for environmental measures, $50 million for discretionary capital expenditures and $315 million for sustaining capital. Total depreciation, depletion and amortization expenses for our existing operations are currently projected to be $455 million in 2006, including an estimated $175 million in respect of the Voisey’s Bay operations.
     Pending Acquisition of Falconbridge
     We believe that the successful completion of the pending acquisition of Falconbridge and subsequent combination of Inco and Falconbridge will create significant benefits and opportunities that will allow the combined company to better serve its customers, to provide it with enhanced financial and other resources and to better compete in the global metals and mining industry than either company could alone.
     The combined company would be one of the world’s largest metals and mining companies, ranking as the second largest North American metals and mining company in terms of enterprise value based upon the respective share prices of the two companies as of early October 2005, shortly before our offer to acquire all of the Falconbridge Shares was announced. The combined company would be the world’s largest producer of nickel and a leading producer of copper and cobalt. It would also become the world’s third largest producer of zinc, and would also supply approximately l0 per cent of current annual aluminum consumption in the United States. The combined company would have processing facilities around the world and the ability to enhance efficiency by directing ore and intermediate products to facilities on a global basis.
     Inco and Falconbridge have jointly identified the potential to realize annual pre-tax operating and corporate synergies. Both companies believe that a significant portion of these synergies are available only from a combination of Inco and Falconbridge given the contiguous nature of their nickel mining operations within the Sudbury basin and, to a lesser extent, the proximity of each company’s headquarters in Toronto. Operating synergies are expected to consist mainly of (i) optimization of material feeds and other intermediate product flows and processing facilities, (ii) cost improvements from the more efficient operations, streamlined procurement practices and economies of scale, and (iii) maximizing throughput by accelerating mine development to match assets to processes and feeds. Corporate synergies consist primarily of cost savings relating to reduction of overhead and support services. We believe that these synergy estimates for this transaction are realistic, although there can be no assurance that they will ultimately be realized, or that they will not be materially different than estimated.
     The combined company would also feature enhanced production and geographic diversification. The combined company’s production and marketing operations would also become more geographically diversified. The combined company’s marketing offices would span over 40 countries, giving it a presence in North and South America, Asia, the South Pacific and Europe. As a result, it would also be better able to serve the world’s most attractive markets, particularly in new and emerging regions such as China.
     Due to its increased size and diversification, the combined company should have greater flexibility and financial resources to pursue future growth opportunities than either Inco and Falconbridge would have alone. In addition, the combined company would be better positioned to compete for acquisition opportunities, which has become increasingly important as the global metals and mining industry continues to consolidate.
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

($ millions except per pound and per tonne data)	2005	2004	2003

Cost of sales and other operating expenses, excluding depreciation and depletion	$2,633	$2,348	$1,735
By-product costs	(635)	(572)	(383)
Purchased finished nickel	(331)	(234)	(279)
Delivery expense	(35)	(33)	(25)
Other businesses cost of sales	(39)	(38)	(25)
Strike expense, excluding depreciation	–	–	(88)
Non-cash items[1]	(32)	(28)	(24)
Remediation, demolition and other related expenses	(57)	(30)	(55)
Adjustments associated with affiliate transactions	34	(54)	(28)
Asset write-offs and related charges [2]	(32)	–	–
Other	(9)	(11)	(8)

Nickel cash cost of sales before by-product credits [3]	1,497	1,348	820
By-product net sales	(825)	(719)	(330)
By-product costs	635	572	383

Nickel cash cost of sales after by-product credits [3]	$1,307	$1,201	$873

Inco-source nickel deliveries (millions of pounds)	493	518	406

Nickel unit cash cost of sales before by-product credits per pound	$3.04	$2.60	$2.02

Nickel unit cash cost of sales before by-product credits per tonne	$6,702	$5,732	$4,453

Nickel unit cash cost of sales after by-product credits per pound	$2.65	$2.32	$2.15

Nickel unit cash cost of sales after by-product credits per tonne	$5,842	$5,115	$4,740

(1)	Post-retirement benefits other than pensions.

(2)	Relates to certain assets at PT Inco that had no future value to PT Inco’s operations and the write-off of the book values of certain equipment assessed to be beyond economic repair and to PT Inco’s change in accounting for asset sales and other dispositions.

(3)	Nickel cash cost of sales before and after by-product credits includes costs for both Inco-source and purchased nickel intermediates.
     Other Information
     Reference is made to “Other Information” above for certain information on governmental and other policies and factors affecting our operations and investments by non-Canadians in our securities. Reference is also made to “Quarterly Financial Information” below for our quarterly net sales, net earnings and earnings per share data for 2005 and 2004.

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

     Item 8. Financial Statements and Supplementary Data
     Management’s Report on Internal Control Over Financial Reporting
     The management of Inco Limited is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements, for external purposes, in accordance with generally accepted accounting principles in Canada.
     As of December 31, 2005, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with generally accepted accounting principles in Canada, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors, and provide reasonable assurance regarding the prevention or timely detection of an unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.
     Our internal control over financial reporting and management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 have been audited by our auditors, PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

Auditors’ Report
To the Shareholders of Inco Limited
We have audited the accompanying consolidated balance sheets of Inco Limited (the “Company”) as at December 31, 2005, 2004 and 2003 and the related consolidated statements of earnings, retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. In addition, we have audited Schedule VIII – Valuation Accounts and Reserves under Item 8 of this Report. We have also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and management’s assessment thereof included in Management’s Report on Internal Control Over Financial Reporting, appearing above. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s December 31, 2005, 2004 and 2003 consolidated financial statements and the financial statement schedule, an opinion on management’s assessment as at December 31, 2005 and an opinion on the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005 based on our audits.
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
We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above, after the restatements described in Notes 2 and 24, present fairly, in all material respects, the financial position of the Company as at December 31, 2005, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles. In addition, in our opinion, Schedule VIII – Valuation Accounts and Reserves presents fairly, in all material respects, the financial information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as at December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PRICEWATERHOUSE COOPERS LLP
Chartered Accountants
Toronto, Ontario
February 28, 2006

Consolidated Statement of Earnings

Year ended December 31	2005	2004	2003
(in millions of United States dollars except per share amounts)		(Restated)	(Restated)

Net sales (Note 18)	$4,518	$4,278	$2,474
Costs and operating expenses
Cost of sales and other expenses, excluding depreciation and depletion	2,633	2,348	1,735
Depreciation and depletion	256	248	227
Selling, general and administrative	207	192	169
Research and development	35	29	27
Exploration	43	32	27
Currency translation adjustments	59	85	177
Interest expense	26	36	56
Asset impairment charges (Note 3)	25	201	—

	3,284	3,171	2,418

Other income, net (Note 4)	83	49	108

Earnings before income and mining taxes and minority interest	1,317	1,156	164
Income and mining taxes (Note 5)	408	432	(27)

Earnings before minority interest	909	724	191
Minority interest (Note 22)	73	105	45

Net earnings	836	619	146
Dividends on preferred shares (Note 14)	—	—	(6)
Premium on redemption of preferred shares (Note 14)	—	—	(15)

Net earnings applicable to common shares	$836	$619	$125

Net earnings per common share (Note 6)
Basic	$4.41	$3.30	$0.68
Diluted	$3.75	$2.95	$0.64

Consolidated Statement of Retained Earnings (Deficit)

Year ended December 31	2005	2004	2003
(in millions of United States dollars)		(Restated)	(Restated)

Retained earnings (deficit) at beginning of year, as previously reported	$390	$(206)	$(331)
Change in accounting policies and restatements (Note 2)	38	15	15

Retained earnings (deficit) at beginning of year, as restated	428	(191)	(316)
Net earnings	836	619	146
Cash settlement of LYON Notes tendered for conversion (Note 13)	(26)	—	—
Dividends on common shares — $0.30 per share (2004-nil; 2003-nil)	(57)	—	—
Dividends on preferred shares	—	—	(6)
Premium on redemption of preferred shares (Note 14)	—	—	(15)

Retained earnings (deficit) at end of year	$1,181	$428	$(191)

     The Notes to Consolidated Financial Statements below are an integral part of these statements.

Consolidated Balance Sheet

December 31	2005	2004	2003
(in millions of United States dollars )		(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents (Note 21)	$958	$1,076	$418
Accounts receivable	673	601	435
Inventories (Note 7)	996	834	746
Other	68	42	98

Total current assets	2,695	2,553	1,697
Property, plant and equipment (Note 8)	8,459	7,587	7,035
Accrued pension benefits asset (Note 10)	611	422	226
Deferred charges and other assets (Note 19)	245	154	100

Total assets	$12,010	$10,716	$9,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Notes 9 and 19)	$122	$107	$103
Accounts payable	253	331	253
Accrued payrolls and benefits	221	208	165
Other accrued liabilities	533	399	332
Income and mining taxes payable	36	279	27

Total current liabilities	1,165	1,324	880
Deferred credits and other liabilities
Long-term debt (Notes 9 and 19)	1,852	1,761	1,603
Deferred income and mining taxes (Note 5)	2,018	1,891	1,718
Accrued post-retirement benefits liability (Note 10)	732	671	603
Asset retirement obligation (Note 11)	168	171	141
Deferred credits and other liabilities (Note 12)	131	58	—

Total liabilities	6,066	5,876	4,945

Minority interest	761	470	404

Commitments and contingencies (Note 20)
Shareholders’ equity
Convertible debt (Note 13)	362	418	418

Common shareholders’ equity
Common shares issued and outstanding 192,237,394 (2004 - 188,133, 439; 2003 - 186,915,865) (Notes 16 and 17)	3,000	2,891	2,858
Warrants (Note 15)	62	62	62
Contributed surplus (Note 17)	578	571	562
Retained earnings (deficit)	1,181	428	(191)

	4,821	3,952	3,291

Total shareholders’ equity	5,183	4,370	3,709

Total liabilities and shareholders’ equity	$12,010	$10,716	$9,058

     The Notes to Consolidated Financial Statements below are an integral part of these statements.

Consolidated Statement of Cash Flows

Year ended December 31	2005	2004	2003
(in millions of United States dollars)		(Restated)	(Restated)

Operating activities
Earnings before minority interest	$909	$724	$191
Charges (credits) not affecting cash
Depreciation and depletion	256	248	227
Deferred income and mining taxes	77	63	43
Asset impairment charges (Note 3)	25	201	—
Other	57	114	93
Contributions greater than post-retirement benefits expense	(137)	(140)	(23)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(72)	(166)	(184)
Inventories	(149)	(88)	(170)
Accounts payable and accrued liabilities	34	126	124
Income and mining taxes payable	(235)	249	(140)
Other	(26)	62	(30)

Net cash provided by operating activities	739	1,393	131

Investing activities
Capital expenditures	(1,168)	(876)	(591)
Partial sale of interest in Goro Nickel S.A.S. (Note 22)	150	—	—
Proceeds from the sale of an investment	103	—	—
Other	23	(5)	26

Net cash used for investing activities	(892)	(881)	(565)

Financing activities
Long-term borrowings	214	205	314
Repayments of long-term debt	(105)	(100)	(574)
French government-sponsored Girardin Act financing (Note 12)	49	41	—
Cash settlement of LYON Notes tendered for conversion	(76)	—	—
Convertible debt issued	—	—	470
Preferred shares redeemed (Note 14)	—	—	(487)
Common shares issued	40	30	60
Common dividends paid	(57)	—	—
Preferred dividends paid	—	—	(6)
Dividends paid to minority interest	(49)	(20)	(7)
Other	19	(10)	(5)

Net cash provided by (used for) financing activities	35	146	(235)

Net increase (decrease) in cash and cash equivalents	(118)	658	(669)
Cash and cash equivalents at beginning of year	1,076	418	1,087

Cash and cash equivalents at end of year (Note 21)	$958	$1,076	$418

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
          Principles of consolidation
     The financial statements of entities which are controlled by Inco either directly or indirectly are consolidated. Control is established by our ability to determine strategic, operating, investing and financing policies without the co-operation of others. The criteria we use include an analysis of our level of ownership, voting rights and our level of representation on the board of directors. We evaluate these criteria in terms of determining whether the existence of one of the criteria alone (such as a majority ownership of all voting securities), or a combination of the criteria when taken together, would result in having control, or the ability to exercise control, of the management, business focus or strategy and/or critical policies of the particular entity. The financial statements also include the financial statements of entities that are considered variable interest entities (“VIE”s) for which we are the primary beneficiary. The primary beneficiary is the variable interest holder obligated to absorb a majority of the risk of loss from the VIE’s activities, or is entitled to receive the majority of the VIE’s residual returns, or both. We have no entities for which we own greater than 50 per cent of all voting securities but do not consolidate. We do not have subsidiaries or joint ventures for which we use the proportionate consolidation method. Entities which are not controlled and for which our ownership in all voting securities is greater than 20 per cent and we are able to exercise significant influence are accounted for using the equity method and are included in deferred charges and other assets. We have no entities for which we have used the equity method and own less than 20 per cent of all voting securities. Investments in other entities are accounted for using the cost method.
          Estimates
     Financial statements prepared in accordance with GAAP in Canada require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Translation of consolidated financial statements into United States dollars
     These consolidated financial statements are expressed in United States dollars. The United States dollar is our functional currency. As our operations are considered integrated for accounting purposes, we use the temporal method of translation. Monetary assets and liabilities are translated into United States dollars using year-end rates of exchange. All other assets and liabilities are translated at applicable historical rates of exchange. Revenues, expenses and certain costs are translated at monthly average exchange rates except for inventoried costs, depreciation and depletion which are translated at historical rates. Realized foreign currency exchange gains and losses are included in other income (expense) and currency translation adjustments are included in earnings as a separate line item.
          Cash and cash equivalents
     Cash and cash equivalents comprise cash, time deposits and other interest bearing instruments with original maturity dates of less than three months.
          Inventories
     Inventories consist of finished metal products, work in process and operating supplies. Inventories are stated at the lower of cost and estimated net realizable value.
     The point in our production cycle that costs related to mine and other property, plant and equipment begin to be capitalized as a cost of inventory is at the mine head. In-process includes inventory at all stages in the production process. Broken ore in our mines is not recognized as inventory until delivered to the mine head or temporary storage areas for blending. Cost includes all direct costs incurred through to the applicable stage of production, including direct labour and materials, depreciation and depletion as well as an allocated portion of acquisition costs and overheads. Costs are allocated based on contained metal.
     The costing of metals produced at our Ontario and Voisey’s Bay operations is primarily to establish values for metals in inventory and cost of sales. Copper and nickel are treated as co-products and share expenses pro rata based on pounds of metal produced unless a plant is specifically used for the upgrading of only one metal or the other. Common costs incurred by nickel and copper mined are apportioned between the metals on the basis of pounds of metal produced through the common mine and mill processes. Once expenditures are required to further finish a particular metal, all such expenditures are assigned to that metal. The remaining metals (cobalt and precious metals) are by-products and incur expenses only when some specific steps are taken towards their recovery. Co-product costing for copper is used because of the significant quantities of copper contained in the ores at our Ontario and Voisey’s Bay operations.
     We do not have significant quantities of stockpiled ore on hand due to the integrated nature of our operations. In addition, we do not use leach pads as a processing method at any of our operations.
     Period costs such as shutdown expenses, standby costs, property write-offs, costs of delivering the product to the end customer, including freight and sales administration and strike expenses, if any, are not allocated to inventory but charged directly to cost of sales and other expenses. Strike expenses are those ongoing costs, such as salaries and certain employment benefits, depreciation, property taxes, utilities and maintenance incurred during the strike period which would normally be treated as production costs and charged to inventory but, in the absence of production, are expensed because commercial production at the related facilities over the period of the strike is not achieved.
          Property, plant and equipment
     Property, plant and equipment are stated at cost. Such cost, in the case of mines, mineral rights and undeveloped properties, represents related acquisition and development expenditures. Costs are capitalized for an undeveloped property when it is probable that such costs will be recovered from the exploitation of the property. Financing costs, including interest, are capitalized when they arise from indebtedness incurred to finance the development, construction or expansion of significant mineral properties and facilities. Certain currency translation gains and losses have been capitalized in respect of Voisey’s Bay mineral properties in the development phase. Capitalization of such gains and losses ceases when the development phase of the mineral property is substantially complete and ready for use. Development costs are charged as an expense in the period incurred unless we believe a development project meets generally accepted criteria for deferral and amortization.
          Research and development costs
     Research costs are expensed in the period in which they are incurred. Development costs are deferred where the product or process is clearly defined, the technical feasibility has been established and we are committed to, and have the resources to, complete the project.
          Asset impairment
     When the net carrying value of an item or group of items of property, plant and equipment, less its related provision for asset retirement obligations and deferred income and mining taxes, exceeds the estimated undiscounted future net cash flows (which includes payments required to meet asset retirement obligations) together with its residual value, the excess of the carrying value over the fair value is charged to earnings. Evaluation of the future cash flows from major development projects such as the Goro project entails a number of assumptions regarding project scope, the timing, receipt and terms of regulatory approvals, estimates of future metals prices, estimates of the size of the deposits, ore grades and recoverability, timing of commercial production, commercial viability of new technological processes, production volumes, operating and capital costs, and foreign currency exchange rates. In estimating future net cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups taking into consideration movements of intermediate products to ensure the utilization of available capacity across our operations. Generally, all assets at a particular operation are used together to generate cash flow. Estimates of future cash flows are subject to risks and uncertainties.
     We periodically review our equity method investments to determine whether a decline in fair value below the carrying amount is other than temporary.

          Revenue recognition
     Our primary products are nickel and copper. Most of our nickel is sold as refined nickel and our copper is predominantly sold as copper anode or, prior to the closure of our copper refinery in December 2005, as cathode. Copper is also sold as copper concentrates from our Voisey’s Bay operations. We also sell precious metals, cobalt and other by-products. Sales of all commodities are recognized as revenue when title has passed under the terms of the relevant contracts or sale, which is generally when shipped. Net sales include revenues from the sale of all metals produced by us, including metals which we refer to as by-products as well as sulphuric acid and liquid sulphur.
     For most of our sales, the price is fixed at the time revenue is recognized, and is based on quoted commodity prices on recognized exchanges. At the end of each period, a portion of our revenues are provisionally priced. For provisionally priced sales, final settlement is generally based on the average London Metal Exchange (“LME”) cash or other such benchmark price for a specified future period generally after the month of arrival at the customer’s facility which is generally within 60 to 90 days of sale. As such any proceeds received represent provisional sales proceeds and not final sales proceeds.
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
          Depreciation and depletion
     Property, plant and equipment is generally depreciated on a straight line basis over the following estimated economic lives:

Mine and mobile equipment	3 to 10 years
Processing facilities and smelter equipment	15 to 20 years
Refinery equipment	5 to 20 years
Power generation facilities and equipment	10 to 40 years
Furniture and fixtures	10 years
Port facilities and transportation equipment	14 years
     The estimated economic life is assessed on an annual basis, taking into account the state of the equipment, technological changes and the related facilities or the estimated proven and probable ore/mineral reserves where the equipment is located. Some equipment has an estimated economic life in excess of 20 years, and is being amortized on a 5 per cent declining balance basis. When an assessment is made that the remaining life of that equipment is less than 20 years, the depreciation method is switched to straight line. Depreciation starts when an asset is ready for use or, in the case of a new mining operation, when an asset achieves commercial production.
     Depletion of deferred mine development costs, including costs of acquired mineral rights, is calculated on a units-of-production basis over the estimated proven and probable ore/mineral reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the depletion charge.
     Life of mine plan development costs represent capital expenditures that will be utilized in the extraction of all the estimated proven and probable ore/mineral reserves in the current detailed mine plan. These expenditures are predominantly incurred up front and in advance of any ore extraction or in advance of major expansions. The types of development included in this category are acquisition costs, ore haulage shafts, initial decline, ore passes, ventilation, and chutes and underground ore crusher cavities and are intended to be used for the extraction of all ore within the current mine plan. These costs are depleted on a units-of-production basis over the total estimated proven and probable ore/mineral reserves.

     Area-specific development costs, which are depleted over the related production from estimated proven and probable ore/mineral reserves for which no further capital is required, consist of capital expenditures to provide access to various areas within the mine to allow the extraction of ore to commence. The types of development costs that are within this category include: access and perimeter drives, ventilation drives and rises, and progressive declining subsequent to initial contact with the orebody. Annual deferred mine development costs incurred to access specific ore blocks or areas are depleted on a units-of-production basis over the estimated proven and probable ore/mineral reserves that can be currently accessed in those areas without future capital development costs being incurred.
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
     We recognize asset retirement obligations as liabilities when a legal obligation with respect to the retirement of an asset is incurred, with the initial measurement of the obligation at fair value calculated based on discounted cash flows. These obligations are accreted to full value over time through charges to cost of sales and other expenses. In addition, an asset retirement cost equivalent to the liabilities is capitalized as part of the related asset’s carrying value and is subsequently depreciated or depleted over the asset’s useful life. A liability for an asset retirement obligation is incurred over more than one reporting period when the events that create the obligation occur over more than one reporting period. Any incremental liability incurred in a subsequent reporting period is considered to be an additional layer of the original liability. Each layer is initially measured at fair value. As required, a separate layer is measured, recognized and accounted for prospectively. Our asset retirement obligations consist primarily of costs associated with mine reclamation and closure activities.
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
          Income and mining taxes
     Income and mining taxes comprise the provision (relief) for taxes actually paid or payable (received or receivable) and deferred taxes. Deferred income and mining taxes are computed using the asset and liability method whereby deferred income and mining tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred income and mining tax assets and liabilities are computed using current foreign currency exchange rates and using income tax rates in effect when the temporary differences are expected to reverse. The effect on deferred income and mining tax assets and liabilities of a change in tax rates is recognized in earnings in the period of substantive enactment. The provision (relief) for deferred income and mining taxes is based on the changes in deferred income and mining tax assets and liabilities during the period. In estimating deferred income and mining tax assets, a valuation allowance is determined to reduce the deferred income tax assets to the amount that is more likely than not to be realized.
     Investment tax credits are accounted for by the cost reduction method whereby investment tax credits related to the acquisition of assets are deferred and recognized in earnings as the related assets are depreciated, while those related to research and development expenses are included in earnings.

          Financial instruments and commodities contracts
     Hedge accounted financial instruments are documented and periodic effectiveness tests are performed. Absent such documentation and testing, changes in the fair value of financial instruments are recorded in earnings. Forward, option and swap contracts may be used to hedge the effect of exchange rate changes on our future currency requirements. In addition, forward, option and swap contracts may be used to hedge the effect of price changes on a portion of the metals we sell. Fuel oil swap contracts may be used to hedge the effect of price changes in respect of a portion of our energy requirements in Indonesia. Gains and losses on these contracts are deferred and recognized as a component of the related transaction. Interest rate swaps may be used to hedge interest rate risk exposure. Amounts receivable or payable related to the swaps are recorded in interest expense concurrently with the interest expense of the underlying debt. We also purchase and sell foreign currencies and metals by using forward contracts which have not been specifically identified as hedges. The values of these contracts are marked to market with resulting gains and losses included in earnings.
          Post-retirement benefits
     The cost of providing benefits through defined benefit pensions and post-retirement benefits other than pensions is actuarially determined and recognized in earnings using the projected benefit method prorated on service. Differences arising from plan amendments are recognized in earnings over the expected average remaining service life of employees. Differences arising from changes in assumptions, experience gains and losses and investment gains and losses are recognized in earnings by amortizing the excess of the net actuarial and investment gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets over the expected average remaining service life of employees. The cost of providing benefits through defined contribution pension plans is charged to earnings in the period in respect of which contributions become payable.
          Stock compensation plans
     In respect of our stock options, we recognize an expense based on the estimated fair value of the stock options over the vesting period. The fair value of each stock option granted is estimated on the date of the grant using an option-pricing model. Cash received from employees upon exercise of options to purchase Common Shares is credited to then issued and outstanding Common Shares. In respect of Common Share appreciation rights, compensation expense is determined and accrued over the vesting period of the options based on the excess of the quoted market value of the respective shares over the exercise price.
          Net earnings per Common Share
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
     Note 2. Changes in accounting policies and restatements
    Changes in accounting policies
     (a) Convertible Debentures
     Effective January 1, 2005, on a retroactive basis, we adopted revisions to Canadian Institute of Chartered Accountants (“CICA”) Section 3860, Financial Instruments — Disclosure and Presentation. The revisions relate to the accounting for instruments for which the issuer has the right to settle in cash or its own shares. Such an instrument is bifurcated between debt and equity in accordance with this revised standard. This change impacted the accounting treatment for our LYON notes, Convertible Debentures due 2023 (“Convertible Debentures”) and 3 1/2% Subordinated Convertible Debentures due 2052 (“Subordinated Debentures”) which were previously treated as equity in accordance with EIC No. 71, Financial Instruments that may be Settled at the Issuer’s Option in Cash or its own Equity Instruments. Consistent with this change, we record interest expense in lieu of accretion charges with respect to these convertible debt securities. The impact on our balance sheet as at December 31, 2004 was an increase in long-term debt of $210 million (2003 – $194 million), an increase in deferred income and mining taxes of $11 million (2003 – $12 million), a decrease in convertible debt classified as equity of $201 million (2003 – $188 million), an increase in deferred charges of $7 million (2003 – $7 million) and a reduction in retained earnings of $13 million (2003 – $11 million). In addition, as the revisions resulted in the retroactive restatement of our interest expense, there was an increase in the amount of interest capitalized in respect of our Voisey’s Bay and Goro projects. The impact in respect of the adjustment to capitalized interest was an increase in property, plant and equipment of $7 million (2003 – $2 million); an increase in deferred income and mining taxes of $1 million (2003 – nil) and an increase in retained earnings of $6 million (2003 – $2 million).
     (b) Earnings per share
     We adopted EIC No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings per Share, on a retroactive basis. The new abstract, which is effective for interim and annual periods beginning after October 1, 2005, requires that the effects of contingently convertible instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. The impact on 2004 earnings per share was a reduction of 12 cents (2003 – 2 cents).
     (c) Variable interest entities
     Effective January 1, 2004, we early adopted Accounting Guideline No. 15, Consolidation of Variable Interest Entities, (“AcG No. 15”). AcG No. 15 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a legal structure used to conduct activities or hold assets that either (i) has insufficient equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that do not have sufficient rights or the ability to make significant decisions about the VIE’s activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. AcG No. 15 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a “variable interest holder”) is obligated to absorb a majority of risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns (if no party absorbs the majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary.
     We early adopted AcG No. 15 as a result of the French government-sponsored Girardin Act financing arrangements (See Note 12). The effect of adopting the provisions of AcG No. 15 is to increase both total assets and total liabilities by approximately $41 million as of December 31, 2004. Reference is made to Note 12 for further information.
     (d) Depreciation and depletion expense
     Effective January 1, 2004, on a retroactive basis, we changed the method by which we calculate depreciation and depletion expense. Under the previous method, we depleted mine development costs on a composite basis. Total historical capitalized costs and estimated future development costs relating to our developed and undeveloped estimated proven and probable ore/mineral reserves were depleted using the units-of-production method based on total developed and undeveloped estimated proven and probable ore/mineral reserves. Under the new method, depletion of the deferred mine development costs is calculated on a units-of-production basis over the estimated proven and probable ore/mineral reserves which relate to the particular category of development, either life of mine plan or area-specific. No future development costs are taken into account in calculating the depletion charge. In addition, the depreciation method covering certain other assets of our 61 per cent owned subsidiary, PT International Nickel Indonesia Tbk (“PT Inco”), has been changed to a straight line basis to conform its depreciation method used to the depreciation methods used for similar assets in other company locations.
     The impact of this change on 2003 depreciation and depletion expense was a reduction of $38 million.
     (e) Generally accepted accounting principles
     Effective January 1, 2004, we adopted CICA Section 1100, Generally Accepted Accounting Principles. CICA 1100 describes what constitutes GAAP in Canada and its sources. Adoption of this standard did not have a significant impact on our results of operations or financial condition for 2004.

     (f) Hedging Relationships
     Effective January 1, 2004, we adopted AcG No. 13, Hedging Relationships which provides guidance concerning documentation and effectiveness testing for derivative contracts. Adoption of this guideline did not have a significant impact on our results of operations or financial condition for 2004.
     (g) Stock-based compensation
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
     (h) Impairment of long-lived assets
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
     (i) Asset retirement obligations
     Effective January 1, 2003, on a retroactive basis, we adopted CICA Section 3110, Asset Retirement Obligations. This standard significantly changed the method of accounting for asset retirement obligation costs. Under this new standard, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated or depleted over the asset’s useful life.
    Recent Accounting Pronouncements
     In January 2005, the CICA issued three new standards relating to financial instruments. Section 3855, Financial Instruments — Recognition and Measurement, prescribes when a financial asset, financial liability, or non-financial derivative is to be recognized on the balance sheet and at what amount — sometimes using fair value; other times using cost-based measures. It also specifies how financial instrument gains and losses are to be presented. Section 3865, Hedges, is applicable whenever a company chooses to designate a hedging relationship for accounting purposes. It builds on AcG No. 13, Hedging Relationships, and Section 1650, Foreign Currency Translation, by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. Section 1530, Comprehensive Income, introduces new rules for the reporting and display of comprehensive income. Comprehensive income, which we currently report for United States GAAP, is the change in equity (net assets) of an enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
     These standards are applicable for fiscal years beginning on or after October 1, 2006. If a company elects to early adopt such standards the early adoption election must be applied to all three standards at the same time. We are currently reviewing the impact of these new standards.
    Restatements
     Effective January 1, 2005, on a retroactive basis, we restated our minority interest and current deferred income taxes to correct an error in the allocation of net earnings to minority interests. The impact of the correction for our December 31, 2004 balance sheet was a decrease in minority interest of $59 million (2003 — $38 million), a decrease in current deferred taxes of $21 million (2003 – $14 million) and an increase in retained earnings of $38 million (2003 — $24 million). The net impact on 2004 net earnings was an increase of $14 million (2003 — $10 million), or 7 cents per share (2003 — 5 cents per share).

     Note 3. Asset impairment charges
     During 2005, we announced that we had entered into a long-term agreement with Falconbridge Limited under which we would sell all of our copper production from our Ontario operations in anode form to them. In connection with this decision, a pre-tax impairment charge of $25 million was recorded which primarily relates to a reduction in the carrying value of our copper refining facility in Sudbury, Ontario since this facility was closed at the end of 2005.
     On May 25, 2004 we announced the preliminary findings reached to that date as part of the second phase, or Phase 2, of the comprehensive review of our then approximately 85 per cent owned Goro nickel-cobalt project in New Caledonia. We also announced that the principal changes in the planned Goro project configuration resulting from such findings as part of Phase 2 of our review, moving from indirect to direct heating of ore feed and other changes intended to reduce the capital cost estimate and enhance the operating efficiency of the planned process plant and the process to be used to recover nickel and cobalt, would result in certain assets being written off in the second quarter of 2004. Following our review of the affected assets, we recorded a non-cash charge of $201 million. The affected assets were primarily comprised of engineering and related work associated with the original project configuration and equipment purchased for the indirect heating of ore feed which no longer had future use to the Goro project or otherwise.
     Note 4. Other income, net
     Other income, net is comprised of the following:

Year ended December 31	2005	2004	2003

Interest and dividend income	$29	$13	$16
Gains from sales of securities and other assets	88	9	59
Gains (losses) from derivative positions in metals	(12)	(4)	12
Gain from closure of derivative foreign currency contracts	—	10	11
Loss from cash settlement of LYON Notes tendered for conversion (Note 13)	(9)	—	—
Interest from a tax refund	—	—	7
Goro project suspension, net	—	1	4
Earnings from affiliates accounted for using equity method	2	5	2
Loss on redemption of securities	—	—	(2)
Other, net	(15)	15	(1)

Other income, net	$83	$49	$108

     In 2005, a gain in the amount of $88 million was realized from the sale of a non-core investment in a junior mining company.
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

     Note 5. Income and mining taxes
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
     The provision (relief) for income and mining taxes was as follows:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Current taxes
Canadian	$241	$165	$(47)
Foreign	123	147	11

	364	312	(36)

Deferred taxes
Canadian	50	123	(33)
Foreign	(6)	(3)	42

	44	120	9

Income and mining taxes	$408	$432	$(27)

Earnings before income and mining taxes and minority interest, by geographic source, were as follows:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Canada	$875	$830	$55
Foreign	442	326	109

	$1,317	$1,156	$164

     The reconciliation between taxes at the combined Canadian federal-provincial statutory income tax rate and the effective income and mining tax rate was as follows:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Provision at Combined Canadian federal- provincial statutory income tax rate	$510	$461	$66
Resource and depletion allowances	(64)	(77)	(12)

Adjusted income taxes	446	384	54
Mining taxes	48	66	17

	494	450	71
Currency translation adjustments	2	(7)	42
Currency translation adjustments on long-term debt	13	23	58
Non-taxable gains	(41)	(1)	(33)
Benefit of net capital losses not previously recognized	–	(42)	–
Adjustment of prior year tax issues and tax rate changes	(19)	(17)	(142)
Foreign tax rate differences	(39)	(39)	(17)
Asset impairment charges	–	70	–
Other	(2)	(5)	(6)

Effective income and mining taxes	$408	$432	$(27)

Deferred income and mining tax liabilities and assets consisted of the following:

December 31	2005	2004	2003
		(Restated)	(Restated)

Liabilities:
Property, plant and equipment	$2,130	$2,038	$1,889
Deferred charges and other assets	215	135	65
Long-term debt	97	90	60
Other	13	1	3

	2,455	2,264	2,017

Assets:
Post-retirement benefits	236	217	204
Asset retirement obligations	71	69	45
Tax loss carryforwards	129	86	70
Tax credit carryforwards	9	12	7
Other	15	18	–

	460	402	326
Valuation allowance	(23)	(29)	(27)

	437	373	299

Net deferred income and mining tax liability	$2,018	$1,891	$1,718

     During 2001, tax legislation was passed in New Caledonia covering projects meeting certain criteria. Goro Nickel S.A.S. qualifies for certain tax incentives under this legislation in connection with its Goro project. These incentives include an income tax holiday during the construction phase of the project and throughout a 15-year period commencing in the first year in which commercial production, as defined by the applicable legislation, is achieved followed by a five-year, 50 per cent income tax holiday. In addition, Goro Nickel S.A.S. qualifies for certain exemptions from indirect taxes such as import duties during the construction phase and throughout the commercial life of the project. Certain of these tax benefits, including the income tax holiday, are subject to an earlier phase out should the project achieve a specified cumulative rate of return. We are subject to a branch profit tax commencing in the first year in which commercial production is achieved, as defined by the applicable legislation. To date, we have not realized any net income for New Caledonia tax purposes. The benefits of this legislation are expected to apply with respect to any taxes otherwise payable once the Goro project is in operation.

     In determining the likelihood of realizing an income tax asset we take into account a number of factors, including current conditions and anticipated changes in mine or production plans.
     We have tax loss carryforwards in the amount of $325 million available for New Caledonia income and branch profit tax purposes. Of these total tax loss carryforwards, the benefit of losses in the amount of $57 million have not been recognized.
     We have capital loss carryforwards in the amount of $37 million available for United Kingdom income tax purposes to reduce taxable income in certain circumstances. The capital losses may be carried forward indefinitely. The benefits of these tax loss carryforwards have not been recognized for accounting purposes.
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
     Note 6. Net earnings per Common Share
     The computation of basic and diluted earnings per share was as follows:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Basic earnings per share computation
Numerator:
Net earnings	$836	$619	$146
Dividends on preferred shares	—	—	(6)
Premium on redemption of preferred shares	—	—	(15)

Net earnings applicable to common shares	$836	$619	$125

Denominator:
Weighted-average common shares outstanding (thousands)	189,425	187,550	184,500

Basic earnings per common share	$4.41	$3.30	$0.68

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$836	$619	$125
Dilutive effect of:
Convertible debentures	—	2	3

Net earnings applicable to common shares, assuming dilution	$836	$621	$128

Denominator:
Weighted-average common shares outstanding (thousands)	189,425	187,550	184,500
Dilutive effect of:
Convertible debentures	28,055	17,440	13,080
Stock options	1,008	1,426	1,707
Warrants	4,218	3,740	1,308

Weighted-average common shares outstanding, assuming dilution	222,706	210,156	200,595

Diluted earnings per common share	$3.75	$2.95	$0.64

     At December 31, 2005, options on nil Common Shares (2004 — nil; 2003 — 819,000) were excluded from the computation of diluted earnings per Common Share because their effects were not dilutive.
     We adopted EIC No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings per Share, on a retroactive basis (see Note 2).
     Note 7. Inventories
     Inventories consisted of the following:

December 31	2005	2004	2003

Finished metals	$259	$228	$193
In-process metals	608	511	478
Supplies	129	95	75

	$996	$834	$746

     Note 8. Property, plant and equipment
     Property, plant and equipment consisted of the following:

December 31	2005	2004	2003
		(Restated)	(Restated)

Mines and mining plants	$6,452	$3,003	$2,902
Processing facilities	3,546	3,399	3,383
Voisey’s Bay project under development	1,371	4,399	3,817
Goro project	1,085	703	804
Other	751	723	598

Total property, plant and equipment, at cost	13,205	12,227	11,504

Accumulated depreciation	3,359	3,317	3,185
Accumulated depletion	1,387	1,323	1,284

Total accumulated depreciation and depletion	4,746	4,640	4,469

Property, plant and equipment, net	$8,459	$7,587	$7,035

     At December 31, 2005, property, plant and equipment, at cost included capitalized development costs relating to infill drilling, gathering geological and geotechnical data, further reserve and other mineralized material evaluation and other related activities of $35 million (2004 – $29 million; 2003 – $27 million).
     In December 2005, coincident with the achievement of commercial production, a significant portion of the Voisey’s Bay assets were reclassified from Voisey’s Bay project under development to mines and mining plants and to processing facilities. As at December 31, 2005, Voisey’s Bay under development represents the carrying value of underground mineral properties. At December 31, 2005, the net carrying value of property, plant and equipment under construction or development not subject to amortization, depreciation or depletion was $2,777 million (2004 – $5,230 million; 2003 – $4,722 million) which is comprised of amounts for the Voisey’s Bay project totalling $1,371 million (2004 – $4,348 million; 2003 – $3,777 million), the Goro project of $1,085 million (2004 – $703 million; 2003 – $804 million) and other assets under construction at our operations of $321 million (2004 – $179 million; 2003 – $141 million). Depreciation, depletion and amortization for the open pit mine, concentrator and related facilities completed under phase one of the Voisey’s Bay project commenced in 2005. It is currently expected that depreciation, depletion and amortization for the Goro project will commence in 2008 in line with the planned start of operations. Capitalized interest costs included in capital expenditures were $103 million in 2005 (2004 – $70 million; 2003 – $55 million).

     Note 9. Long-term debt
     Long-term debt consisted of the following (repayment periods or maturities are shown in parentheses):

December 31	2005	2004	2003
		(Restated)	(Restated)

Inco Limited
15.75% Sterling Unsecured Loan Stock (2006) (a)	$45	$45	$45
Term loan (2009-2011) (b)	400	200	—
7.75% Notes (2012) (c)	400	400	400
5.70% Debentures (2015) (d)	300	300	300
LYON Notes (2021) (e)	75	109	100
Convertible Debentures (2006-2023) (f)	113	108	104
7.20% Debentures (2032) (g)	400	400	400
Subordinated Convertible Debentures (2006-2052) (h)	106	106	105
PT International Nickel Indonesia Tbk
Loan facilities (5.3%) (2006) (i)	38	115	192
Other
Other (7.6%) (2006-2031)	97	85	60

	1,974	1,868	1,706
Long-term debt due within one year	122	107	103

	$1,852	$1,761	$1,603

     (a) The 15.75 per cent Sterling Unsecured Loan Stock is redeemable in 2006 in sterling or, at the option of the holders, in U.S. dollars at a fixed exchange rate of one pound sterling to $1.98. In 1981, we issued Pound Sterling 25 million aggregate principal amount of unsecured bonds which were called “unsecured loan stock” in the United Kingdom. These bonds were issued under a Trust Deed which contained many of the same provisions that are included in a trust indenture covering the issuance of unsecured bonds in the United States. These bonds rank equally and ratably with all of Inco’s other unsecured and unsubordinated debt. Holders of these debt securities were defined as bondholders under the Trust Deed. Under United Kingdom law, unsecured loan stock represent an unsecured bond issued in bearer form.
     (b) On December 23, 2004, we concluded a $400 million term loan facility that matures on December 23, 2011. The borrowings under the facility may be made in United States dollars in the form of (i) United States Base Rate loans or (ii) London Interbank Offered Rate (“LIBOR”) loans. Borrowings under this facility bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2005, there was $400 million drawn under the facility. The floating rate interest payments with respect to $200 million of the facility were swapped in exchange for a fixed rate of 5.098 per cent. As described in part (j) below, the term loan facility requires that we maintain a ratio of Consolidated Indebtedness, as defined in the term loan facility, to Tangible Net Worth, as defined in the term loan facility, not to exceed 50:50.
     (c) On May 13, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.75% Notes due 2012 (“Notes”). The Notes are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Notes and the sum of the present values of the remaining scheduled payments of principal and interest. The interest payments under the Notes were swapped in exchange for a floating rate equal to LIBOR plus 3.25 per cent up to June 7, 2005. During the second quarter of 2005, we terminated our interest rate swap in respect of these Notes (see Note 19).
     (d) On September 26, 2003, we issued and sold through an underwritten public offering in the United States $300 million aggregate principal amount of our 5.70% Debentures due 2015 (“Debentures”). The Debentures are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Debentures and the sum of the present values of the remaining scheduled payments of principal and interest. The interest payments under the Debentures were swapped in exchange for a floating rate equal to LIBOR plus 0.57 per cent up to June 7, 2005. During the second quarter of 2005, we terminated our interest rate swap in respect of our Debentures (see Note 19).
     (e) In March 2001, we issued and sold $438 million amount payable at maturity of LYON Notes. During 2005, a portion of the LYON Notes were settled. Reference is made to Note 13 for the details of the LYON Notes and the settlement. The remaining balance of the LYON Notes payable at maturity is $75 million.

     (f) In March 2003, we issued and sold $273 million amount payable at maturity of Convertible Debentures due 2023. Reference is made to Note 13 for the details of the Convertible Debentures.
     (g) On September 23, 2002, we issued and sold through an underwritten public offering in the United States $400 million aggregate principal amount of 7.20% Debentures due 2032 (“7.20% Debentures”). The 7.20% Debentures are redeemable, at our option, at any time at a price equal to the greater of the principal amount of the Debentures and the sum of the present values of the remaining scheduled payments of principal and interest.
     (h) In March 2003, we issued and sold $227 million aggregate principal amount of 3 1/2% Subordinated Convertible Debentures due 2052. Reference is made to Note 13 for the details of the Subordinated Debentures.
     (i) Our 61 per cent-owned subsidiary, PT Inco, had outstanding at December 31, 2005 loan facilities aggregating $38 million consisting of a $26 million expansion loan (2004 – $78 million; 2003 – $131 million); a $6 million loan (2004 – $19 million; 2003– $31 million) and a second $6 million loan (2004 – $18 million; 2003 – $30 million). All loans under the loan facilities are repayable in 13 equal semi-annual instalments commencing March 31, 2000. The expansion loan and the first $6 million loan bear interest, when drawn, equal to LIBOR plus 7/8 per cent in the first five years and LIBOR plus one per cent in the last five years. The second $6 million loan bears interest equal to LIBOR plus 1 1/2 per cent. As security for these loans, PT Inco has assigned and pledged certain of its cash and cash equivalents, sales agreements, service agreements and insurance policies.
     (j) On May 28, 2004, we concluded a $750 million syndicated revolving credit facility with a maturity date of May 28, 2009. This syndicated facility replaced several bilateral bank credit agreements under which we had an aggregate of $680 million of available credit as of year-end 2003, where $273 million of such $680 million would have otherwise expired on June 1, 2004 and the balance in either June 2005, June 2006 or June 2007. Subject to the approval of the lenders representing not less than 66 2/3 per cent in total commitments under this $750 million syndicated facility, the maturity date of the syndicated revolving credit facility may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28 anniversary date, beginning May 28, 2005. Effective May 28, 2005, the lenders under the $750 million syndicated revolving credit facility agreed to extend the maturity date of the facility from May 28, 2009 by an additional year to May 28, 2010.
     The borrowings under the facility may be made in either Canadian dollars in the form of (a) Prime Rate loans (as defined under the credit facility) or (b) in Bankers’ Acceptances (as defined under the credit facility) or in United States dollars in the form of (i) United States Base Rate loans (as defined under the credit facility) or (ii) London Interbank Offered Rate (“LIBOR”) loans (as defined under the credit facility). Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of December 31, 2005, there were no amounts drawn under the facility.
     This syndicated credit facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the credit facility, to Tangible Net Worth, as defined in the credit facility, not to exceed 50:50. At December 31, 2005 the ratio of Consolidated Indebtedness to Tangible Net Worth was 25:75. The syndicated facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. As of December 31, 2005, our outstanding debt securities were rated as investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, with the specific ratings being Baa3 (stable outlook) by Moody’s Investors Service and BBB– (positive outlook) by Standard & Poor’s.
     (k) After the announcement of our offer to purchase all of the common shares of Falconbridge Limited on October 11, 2005, as referred to in Note 23 below, Standard & Poor’s Rating Services placed our rating on credit watch with negative implications while Moody’s affirmed our Baa3 rating (with a stable outlook). In connection with this offer, we have arranged debt financing sufficient to fund the cash portion (approximately $2.4 billion) of the offer we have made. In connection with this offer, on December 22, 2005, we entered into a loan agreement (the “Loan Agreement”) with a group of banks and financial institutions. The loan facilities under the Loan Agreement are in an amount sufficient for us to meet, directly or through subsidiaries who can borrow under the Loan Agreement, the total amount of cash, approximately $2.6 billion, we would need to acquire all of the issued and outstanding common shares of Falconbridge Limited (the “Falconbridge Shares”) pursuant to the terms of our pending offer made to acquire the Falconbridge Shares and pay the fees and expenses associated with such offer.

     Interest expense on long-term debt for the years 2005, 2004 and 2003 was $19 million, $29 million and $48 million, respectively. Taking into account the aforementioned interest rate swaps, the weighted average effective interest rate on long-term debt at December 31, 2005 was 6.1 per cent and approximately 14 per cent of long-term debt bears interest at rates that are subject to periodic adjustments based on market interest rates. Approximately 96 per cent of long-term debt is effectively payable in U.S. dollars.
     At December 31, 2005, long-term debt maturities for each of the five years through 2010 are: 2006 – $122 million; 2007 – $20 million; 2008 – $15 million; 2009 – $113 million; 2010 – $113 million.
     Note 10. Post-retirement benefits
     Our pension plans cover essentially all employees. We also provide certain health care and life insurance benefits for retired employees.
     The change in the funded status of post-retirement defined benefit plans was as follows:

				Post-retirement benefits
	Pension benefits			other than pensions
Year ended December 31	2005	2004	2003	2005	2004	2003

Change in post-retirement benefits obligation
Obligation at beginning of year	$3,049	$2,734	$2,172	$999	$894	$677
Service cost	44	38	33	19	10	10
Interest cost	169	160	153	56	50	49
Plan amendments	9	2	20	—	—	—
Changes in assumptions	265	82	73	128	47	36
Actuarial losses (gains)	13	31	1	(16)	(26)	11
Benefits paid	(212)	(193)	(184)	(44)	(41)	(38)
Currency translation adjustments	72	195	466	36	65	149

Obligation at end of year	$3,409	$3,049	$2,734	$1,178	$999	$894

Change in pension plan assets
Fair value of plan assets at beginning of year	$2,273	$1,857	$1,367	$—	$—	$—
Actual return on plan assets	274	193	231	1	—	—
Employer contributions	271	265	142	3	—	—
Benefits paid	(196)	(177)	(165)	—	—	—
Currency translation adjustments	62	135	282	—	—	—

Fair value of plan assets at end of year	$2,684	$2,273	$1,857	$4	$—	$—

Unfunded status of plans at end of year	$(725)	$(776)	$(877)	$(1,174)	$(999)	$(894)
Unrecognized actuarial and investment losses	1,246	1,106	1,007	385	277	252
Unrecognized prior service costs	75	77	84	1	—	—

Net post-retirement benefits asset (liability) at end of year	$596	$407	$214	$(788)	$(722)	$(642)

     The net post-retirement benefits asset (liability) is reflected in the Consolidated Balance Sheet as follows:

				Post-retirement benefits
	Pension benefits			other than pensions
December 31	2005	2004	2003	2005	2004	2003

Accrued benefits pension asset	$611	$422	$226	$—	$—	$—
Accrued payrolls and benefits	(15)	(15)	(12)	(56)	(51)	(39)
Accrued post-retirement benefits liability	—	—	—	(732)	(671)	(603)

Net post-retirement benefits asset (liability)	$596	$407	$214	$(788)	$(722)	$(642)

     Post-retirement benefits expense included the following components:

				Post-retirement benefits
	Pension benefits			other than pensions
Year ended December 31	2005	2004	2003	2005	2004	2003

Service cost	$44	$38	$33	$19	$10	$10
Interest cost	169	160	153	56	50	49
Expected return on plan assets	(182)	(169)	(162)	—	—	—
Loss on plan settlement	—	2	—	—	—	—
Amortization of actuarial and investment losses	67	64	62	14	14	11
Amortization of unrecognized prior service costs	12	14	16	—	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	110	109	102	89	74	70
Defined contribution pension expense	4	5	5	—	—	—

Post-retirement benefits expense	$114	$114	$107	$89	$74	$70

     The weighted-average assumptions used in the determination of the post-retirement benefits expense and obligation were as follows:

				Post-retirement benefits
	Pension benefits			other than pensions
Year ended December 31	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.0%	6.5%	5.75%	6.0%	6.5%
Expected return on plan assets	7.75%	8.0%	8.5%
Rate of compensation increase	3.0%	3.0%	3.0%

     Effective December 31, 2005, the assumption for the discount rates used to determine the pension benefits obligation were changed to 5.0 per cent for Canadian plans and 5.5 per cent for United States plans. Effective January 1, 2006, the assumption for the expected return on plan assets for the Canadian plans was changed to 7.5 per cent.
     The pension plan weighted-average asset allocations, by asset category were as follows:

Year ended December 31	2005	2004	2003

Equity securities	59%	60%	57%
Debt securities	41%	40%	43%

Total	100%	100%	100%

     For the year ending December 31, 2006, we currently expect that our employer contributions will amount to approximately $180 million. Estimated benefit payments for each of the next five years through 2010 and the aggregate of the five years thereafter are as follows:

		Post-retirement benefits
	Pension benefits	other than pensions

2006	$222	$56
2007	213	54
2008	220	58
2009	224	60
2010	220	61
2011-2015	991	298

     The measurement date for the post-retirement benefits obligations and the fair value of plan assets for all plans was December 31, 2005. The most recent actuarial valuation for purposes of calculating funding requirements for all significant plans was completed during 2005 based on the plan positions at December 31, 2004. The next planned actuarial valuation for purposes of calculating funding requirements for all significant plans will be completed during 2006 based on the plan positions at December 31, 2005.

     The asset allocation policy for the plans is 40 per cent fixed income and 60 per cent equities for all of the Company’s pension plans with the exception of the plan at PT Inco. The actual asset mix is maintained fairly close to the policy mix at most times by the use of a rigorous rebalancing policy.
     Equity securities include Inco Limited common shares in the amount of $3 million (2004 – $7 million; 2003 – $7 million). The decision to invest in Inco Limited shares is made by independent investment managers acting at their own discretion.
     The return on plan assets assumption has been based on an estimate of the future long-term average return that can reasonably be earned on the assets of the pension fund. The starting point for the calculation of this assumption is the current yield obtainable from the fixed income portion of the portfolio. The yield available on the benchmark used, the Scotia Capital Universe Bond Index (50% of the bond component) and the Scotia Capital Long Bond Index (the remainder of the bond component), is used as the expected return on the bond indices since, in our view, this represents the best estimate of long-term future returns for the fixed income portion of the portfolio. Equity investments are assumed in aggregate to have an expected long-term future return of 3% in excess of the yield available on long-term Government of Canada bonds; for 2003 the 10-Year+ index was used, and for 2004 and 2005 the 10-Year benchmark bond yield was used (this change reflects the marketplace change and significant lack of issuance for 30 year maturities). For the portion of the assets that are invested actively with investment managers, an additional return expectation is included to recognize each manager’s target anticipated long-term value added above the index return. We note that actual added value over the past periods has, in aggregate, been substantially in excess of this amount. The weighted average of the returns determined for each portion of the fund becomes the return on assets assumption (rounded to the nearest 0.25%).
     The projected pension benefits obligation and fair value of plan assets for pension plans with accumulated benefits obligations in excess of plan assets were as follows:

	Pension benefits
December 31	2005	2004	2003

Projected benefits obligation	$3,409	$3,049	$2,734
Fair value of plan assets	2,684	2,273	1,857

Unfunded status	$(725)	$(776)	$(877)

     The composite health care cost trend rate used in measuring post-retirement benefits other than pensions was assumed to begin at 7.0 per cent, gradually declining to 4.0 per cent by 2014 and remaining at that level thereafter.
     A one per cent change in the assumed composite health care cost trend rate would have the following effects:

	Post-retirement benefits
	other than pensions
	1% Increase	1% Decrease

Effect on accumulated benefits obligation	$159	$(121)
Effect on net periodic expense	12	(9)

     Note 11. Asset retirement obligation
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
     Although the ultimate amount to be incurred is uncertain, the total amount for asset retirement obligations in respect of worldwide operations, to be paid primarily after cessation of operations, is estimated to be approximately $1.1 billion at December 31, 2005 on an undiscounted basis. The estimate of the total liability for asset retirement obligations has been developed from independent environmental studies including an evaluation of, among other factors, currently available information with respect to closure plans and closure alternatives, the anticipated method and extent of site restoration using current costs and existing technology, and compliance with presently enacted laws, regulations and existing industry standards. The total liability represents estimated expenditures associated with closure, progressive rehabilitation and post-closure care and maintenance.
     Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value assuming credit-adjusted risk-free interest rates which ranged from four per cent to eight per cent for the corresponding time periods over which these costs would be incurred. Due to the nature of our closure plans, the timing of such cash expenditures is expected to occur over a significant period of time being from one year for plans which are already in progress and over 100 years for the longest plan. The following table shows the movement in the liability for asset retirement obligations.

Year ended December 31	2005	2004	2003

Obligation at beginning of year	$174	$149	$127
Accretion expense	8	8	6
Liabilities settled	(5)	(5)	(6)
Revisions in estimated cash flows	(6)	22	22

Obligation at end of year	171	174	149
Current portion of asset retirement obligations	(3)	(3)	(8)

	$168	$171	$141

     As of December 31, 2005, we had outstanding letters of credit in the amount of $23 million to secure a portion of our closure costs related to the closure of three mines in Ontario. These letters of credit have a term of one year and will automatically renew without any action by either Inco or the counterparty until the earlier of (i) Inco having complied with the terms of the certified closure plans or (ii) funds from such letters of credit being utilized by the government authority responsible for overseeing such closure plans, to perform rehabilitation work if we did not meet the requirements with respect to such closure plans. We are required to submit annual updates on changes to the closure plans, including any decommissioning and rehabilitation work completed during the previous year.
     In view of the uncertainties concerning environmental remediation, the ultimate cost of asset retirement obligations could differ materially from the estimated amounts provided. The estimate of the total liability for asset retirement obligation costs is subject to change based on amendments to laws and regulations and as new information concerning our operations becomes available. Future changes, if any, to the estimated total liability as a result of amended requirements, laws, regulations and operating assumptions may be significant and would be recognized prospectively as a change in accounting estimate, when applicable. Environmental laws and regulations are continually evolving in all regions in which we operate. We are not able to determine the impact, if any, of environmental laws and regulations that may be enacted in the future on our results of operations or financial condition due to the uncertainty surrounding the ultimate form that such future laws and regulations may take.
     Note 12. Girardin Act financing
     On December 30, 2004, we entered into agreements covering the Girardin Act tax-advantaged lease financing program (“Girardin Financing”) sponsored by the French Government for the Company’s nickel-cobalt project in New Caledonia. The Girardin Financing is subject to a ruling issued by the French Minister of Economy, Finance and Industry (the “Ruling”). The Ruling provides that certain investors who are French qualified investors under the Girardin Financing (“Tax Investors”) may utilize certain tax deductions in connection with assets representing a portion of the Goro nickel-cobalt project’s processing plant which are financed by the Girardin Financing (“Girardin Assets”). The Ruling requires that Goro Nickel S.A.S. (“Goro”), our subsidiary, and Inco, satisfy certain conditions, including operating the Goro nickel-cobalt project for a minimum of five years.
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
     Under a construction agreement between the SPE and Goro (“Construction Agreement”), Goro has been appointed the construction agent on behalf of the SPE and is responsible for the purchase, construction, installation and commissioning of the Girardin Assets. The costs for the construction, installation and commissioning of the Girardin Assets total approximately $500 million and are payable in three instalments. In the event of a cost overrun, a fourth instalment would be made to Goro with the additional funds provided pursuant to the Loan Agreement. Goro is required to give notice of substantial completion of the Girardin Assets to the SPE by December 31, 2008 or such later date as may be approved by the French tax authorities. Upon such substantial completion, the SPE will lease the Girardin Assets to Goro under an agreement between the SPE and Goro (“Lease Agreement”). While the term of the Lease Agreement is twelve years, the related agreements covering the Girardin Financing extend certain call and put options to Goro and the SPE, respectively, covering both the Girardin Assets and the ownership interests in the SPE whereby, assuming no default by Goro under the arrangements covering the Girardin Financing, one of these options is expected to be exercised after five years, resulting in the termination of the Lease Agreement and the ownership of the Girardin Assets reverting to Goro.
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
     Cumulative to December 31, 2005, the Tax Investors provided $90 million in Tax Advances. It is currently estimated that such Tax Advances will total $148 million, before fees to be paid to the Tax Investors, with the balance of the Girardin Financing to be provided under the Loan Agreement. The SPE expects to receive the balance of the Tax Advances in December 2006 pursuant to the terms of the Tax Loan Agreement. Of the remaining Tax Advances to be made in 2006, approximately 65 per cent of these amounts have been committed by the Tax Investors, with the balance expected to be placed with additional investors. Tax Advances are initially shown in deferred credits as the advances represent government assistance in the form of a forgivable loan. The Tax Advances are then reclassified from deferred credits to property, plant and equipment as they are expended on the project on a prorated basis.
     Included in Other Deferred Credits of $131 million is $58 million in respect of the Girardin Financing.
     Note 13. Convertible debt
     Changes in the equity component of convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes (a)	Debentures (b)	Debentures (b)	Total
	(Restated)	(Restated)	(Restated)	(Restated)

December 31, 2002	$148	$—	$—	$148
Convertible debt issued	—	148	122	270

December 31, 2003 and December 31, 2004	148	148	122	418
Tendered for conversion	(56)	—	—	(56)

December 31, 2005	$92	$148	$122	$362

     (a) On March 29, 2001, we issued and sold, on a bought deal basis, zero-coupon convertible notes (“LYON Notes”), representing an aggregate amount payable at maturity of $438 million, which are due and payable March 29, 2021, for net cash proceeds of $226 million. No interest is payable on the LYON Notes prior to maturity except in connection with any term or condition where the holder receives the then accreted value of the LYON Notes.

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
     In 2004 and prior years, the LYON Notes were not dilutive for purposes of calculating diluted earnings per share based on our right to and then current intention that we would eventually meet the redemption and conversion terms of these LYON Notes in cash.
     During 2005, LYON Notes representing approximately, $163 million aggregate principal amount were tendered for conversion. At our option, we elected to settle a portion of the obligations in respect of these notes in accordance with their terms for cash in lieu of shares in the amount of $76 million. The difference between the cash settlement price of $76 million and the book value of $41 million represents a charge of $35 million. For accounting purposes, the LYON notes are bifurcated between debt and equity, the equity portion representing the value of the holders’ conversion options. Consequently, the charge of $35 million has been bifurcated between earnings and a direct charge to retained earnings. The split is a charge to earnings of $9 million and a charge to retained earnings of $26 million. The remainder of the LYON Notes tendered for conversion were, at our option, settled in shares with no impact on net earnings.
     (b) In March 2003, we issued and sold in concurrent private offerings (i) $273 million amount payable at maturity of Convertible Debentures due March 14, 2023 (“Convertible Debentures”), representing $249 million in gross proceeds to us, and (ii) $227 million aggregate principal amount of Subordinated Convertible Debentures due March 14, 2052 (“Subordinated Convertible Debentures”). The total combined gross proceeds were $476 million from these two issues of convertible debt securities and the net cash proceeds were $470 million after deduction of commissions and other after-tax expenses. The Convertible Debentures and Subordinated Convertible Debentures pay a cash coupon of 1.0943 per cent and 3.5 per cent, respectively.
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

     Effective January 1, 2005, on a retroactive basis, we adopted revisions to CICA Section 3860, Financial Instruments – Disclosure and Presentation (See Note 2).
     Note 14. Preferred shares
     On March 28, 2003, we announced that we would exercise our optional right to redeem all of our issued and outstanding Preferred Shares Series E having a $472 million aggregate liquidation preference and which were subject to mandatory redemption in 2006, with such redemption to be effective May 1, 2003. Pursuant to their terms, we redeemed the Preferred Shares Series E by paying the optional redemption price of $51.10 per share plus all accrued and unpaid dividends to the May 1, 2003 redemption date. Holders of the Preferred Shares Series E had the right to convert their shares into Common Shares at a fixed conversion rate of 1.19474 Common Shares for each Preferred Share Series E held at any time prior to the May 1, 2003 redemption date. The conversion rate represented an effective conversion price of $41.85 per Common Share. The total aggregate redemption price for the Preferred Shares Series E was $487 million, including a redemption premium of $11 million based upon the $50 issue price per Preferred Share Series E and $4 million in accrued dividends.
     Changes in the Preferred Shares Series E were as follows:

	Number
	of shares	Amount

December 31, 2002	9,439,600	$472
Shares converted to Common Shares	(1,193)	—
Shares redeemed	(9,438,407)	(472)

December 31, 2003, December 31, 2004 and December 31, 2005	—	$—

     Note 15. Warrants
     On December 14, 2000, we issued warrants upon the redemption of our Class VBN Shares. Each Common Share purchase warrant (a “Warrant”) has an exercise price, for each whole Warrant, of Cdn.$30.00 (or the equivalent in U.S. dollars) for the purchase of one Common Share at any time on or before August 21, 2006. The exercise price and/or the number and kind of securities issuable on the exercise of the Warrants are subject to adjustment in certain events, as set forth in the Warrant Agreement dated as of December 1, 2000 among Inco Limited, CIBC Mellon Trust Company and Chase Mellon Shareholder Services, LLC, as Canadian and U.S. Warrant Agents, respectively, covering the issuance of the Warrants. These adjustments include, among others, certain changes in our capital structure such as any subdivision or consolidation of Common Shares, stock dividends or other distributions, the consolidation, amalgamation or merger of Inco with another company, or the transfer of all or substantially all of our assets.
     Changes in the Warrants were as follows:

	Number
	of Warrants	Amount

December 31, 2002	11,023,497	$62
Warrants issued	416	—
Warrants exercised	(849)	—

December 31, 2003	11,023,064	62
Warrants issued	1,878	—
Warrants exercised	(2,184)	—

December 31, 2004	11,022,758	62
Warrants issued	186	—
Warrants exercised	(6,927)	—

December 31, 2005	11,016,017	$62

     Note 16. Common shares
     We are authorized to issue an unlimited number of Common Shares without nominal or par value.
     Changes in the Common Shares were as follows:

	Number
	of shares	Amount

December 31, 2002	183,238,351	$2,771
Options exercised	3,130,556	68
Shares issued under incentive plans	40,249	1
Shares issued on conversion of Preferred Shares Series E	1,424	—
Shares issued upon exercise of former Diamond Fields’ stock options	485,471	17
Shares issued on conversion of debentures	18,965	1
Shares issued on exercise of Warrants	849	—

December 31, 2003	186,915,865	2,858
Options exercised	1,175,525	31
Shares issued under incentive plans	39,865	1
Shares issued on exercise of Warrants	2,184	—
Transfer from contributed surplus in respect of options exercised	—	1

December 31, 2004	188,133,439	2,891
Options exercised	1,477,969	40
Shares issued under incentive plans	61,698	2
Shares issued on exercise of Warrants	6,927	—
Shares issued on conversion of LYON Notes	2,557,361	59
Transfer from contributed surplus in respect of options exercised	—	5
Transfer from accrued liabilities in respect of stock appreciation rights exercised	—	3

December 31, 2005	192,237,394	$3,000

     In September 1998, our Board of Directors, given the expiration of a shareholder rights plan which had been implemented in October 1988, adopted a new shareholder rights plan that took effect on October 3, 1998. This new plan, set forth in a Rights Plan Agreement entered into between Inco Limited and CIBC Mellon Trust Company, as Rights Agent, is designed to (i) encourage the fair and equal treatment of shareholders in connection with any take-over offer for Inco by providing them with more time than the minimum statutory period during which such bid must remain open in order to fully consider their options, and (ii) provide the Board of Directors with additional time, if appropriate, to pursue other alternatives to maximize shareholder value.
     The new plan, amended in certain respects by the Board of Directors in February 1999, was approved by shareholders at the 1999 Annual and Special Meeting of Shareholders and was recently reconfirmed by the shareholders at the 2005 Annual and Special Meeting and will remain in effect until October 2008. The following represents a summary of some of the key terms of the plan.
     The rights issued under the plan will attach to and trade with the Common Shares and no separate certificates will be issued unless an event triggering these rights occurs. Certificates evidencing Common Shares will be legended to reflect that they evidence the rights until the Separation Time (as defined below). Holders of the Convertible Debentures, Subordinated Convertible Debentures and LYON Notes and the certificates of entitlement attached thereto (which entitle their holders to receive rights in the event that the related security is converted into Common Shares) will generally be entitled to receive, upon conversion of the relevant security and presentment of the certificate of entitlement, respectively, rights in an amount equal to the number of Common Shares issued upon conversion of such securities.
     The rights will separate from the Common Shares (“Separation Time”) and be transferable, trade separately from the Common Shares and become exercisable only when a person, including any party acting jointly or in concert with such person, acquires, or announces its intention to acquire, beneficial ownership of 20 per cent or more of (i) the then outstanding Voting Securities, or (ii) the then outstanding Common Shares alone, in either case without complying with the “permitted bid” provisions of the plan (as summarized below), or without the approval of the Board of Directors. Should such an acquisition occur, each right would entitle its holder, other than the acquiring person or persons related to or acting jointly or in concert with such person, to purchase additional Common Shares at a 50 per cent discount to the then current market price. The acquisition by any person (an “Acquiring Person”) of

20 per cent or more of the Common Shares or Voting Securities, other than by way of a permitted bid, is referred to as a “Flip-in-Event”. Any rights held by an Acquiring Person will become void upon the occurrence of a Flip-in-Event.
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
     Note 17. Stock compensation plans
     The stock option plans authorize the granting of options to key employees to purchase Common Shares at prices not less than 100 per cent of their market value on the day the option is granted. The 2005 employee plan, which will replace the 2001 employee plan, has a term of five years and authorizes the granting of options to purchase up to 6,000,000 Common Shares. A Non-Employee Director Share Option Plan, which came into effect in April 2002 and has a term of five years, authorized the granting of options to the non-employee members of our Board of Directors to purchase up to 300,000 Common Shares. In February 2004, our Board of Directors suspended the operation of this plan. The stock option plans provide that no shares subject to any options granted shall be purchasable after 10 years from the date of grant and also include an anti-dilution provision to protect the option holder in the event of stock splits or other significant capital changes.
     At December 31, 2005, outstanding options for 799,300 Common Shares also carry share appreciation rights (“SARs”). These SARs entitle an optionee, in lieu of exercising an option to purchase Common Shares, to surrender all or a portion of the related option in exchange for an amount equal to the difference between the then market price per share and the exercise price per share specified in the stock option, multiplied by the number of shares covered by the stock option, or portion thereof so surrendered. We may elect to deliver Common Shares, cash, or a combination of Common Shares and cash, equal in value to such difference. Compensation expense in respect of SARs for the years 2005, 2004 and 2003 was $8 million, $(3) million and $36 million, respectively.
     One-half of stock options granted are exercisable on or after six months from the grant date, with the remaining options exercisable on or after 18 months from the grant date.
     Pursuant to our mid-term incentive plans (MTIPs), awards in the form of Common Shares are made to certain key employees subject to transfer, sale and encumbrance restrictions for a three-year period from the date of the award. In the year ended December 31, 2005, 61,698 Common Shares were awarded in respect of MTIPs (2004 – 39,865; 2003 – 40,249).
     Changes in Common Share options outstanding are summarized as follows:

	Number of Common Shares
Year ended December 31	2005	2004	2003

Outstanding at beginning of year	4,082,030	4,572,605	7,476,506
Options granted	1,059,750	1,047,500	1,155,000
Options exercised	(1,938,769)	(1,251,325)	(3,867,151)
Options terminated	(86,750)	(286,750)	(191,750)

Outstanding at end of year	3,116,261	4,082,030	4,572,605

Available for grant at December 31	7,973,950	2,792,750	3,785,000

Exercisable at December 31	2,606,635	3,540,780	3,954,107

     Changes in the weighted-average exercise price of Common Share options are summarized as follows:

	Weighted-average exercise price

Year ended December 31	2005	2004	2003

Outstanding at beginning of year	$26.45	$23.43	$21.42
Options granted	39.67	36.40	20.90
Options exercised	(26.06)	(23.63)	(18.63)
Options terminated	(33.81)	(26.91)	(26.74)

Outstanding at end of year	$30.98	$26.45	$23.43

     The following table summarizes information about Common Share options outstanding at December 31, 2005.
     The following table summarizes information about Common Share options outstanding at December 31, 2005.

Common Share Options Outstanding			Common Share Options Exercisable

	Number	Weighted-average		Number
Range of	outstanding	remaining		exercisable
exercise	at December	contractual life	Weighted-average	at December	Weighted-average
prices	31, 2005	(years)	exercise price	31, 2005	exercise price

$11-16	138,350	2.6	$13.49	138,350	$13.49
17-19	492,750	5.0	17.66	492,750	17.66
20-22	445,700	7.1	20.76	445,700	20.76
32-35	311,286	1.0	34.01	311,286	34.01
36-37	739,300	8.1	36.40	739,300	36.40
39-41	988,875	9.1	39.67	479,249	39.67

$11-41	3,116,261	6.8	$30.98	2,606,635	$29.28

     The expiration dates of Common Share options outstanding at December 31, 2005 ranged from June 3, 2006 to February 21, 2015. At December 31, 2005, there were 633 employees participating in the Common Share option plans.
     For 2005, an expense of $12 million (2004 – $10 million; 2003 – $3 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the fair value of stock options granted to employees. For 2005, a transfer of $5 million (2004 – $1 million; 2003 – nil) was made from contributed surplus to common shares in respect of exercised options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year ended December 31	2005	2004	2003

Stock price at grant date	$39.67	$36.40	$20.85
Exercise price	$39.67	$36.40	$20.85
Weighted-average fair value of options granted during the year	$12.21	$10.37	$6.29
Expected life of options (years)	3.6	3.4	3.0
Expected stock price volatility	34.8%	35.0%	41.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.6%	2.5%	2.1%

     Note 18. Nature of operations and segment information
     We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for the Goro nickel-cobalt project under development in the French Overseas Territory of New Caledonia and have certain mineral deposits under development at Voisey’s Bay.
     Net sales to customers by product were as follows:

Year ended December 31	2005	2004	2003

Nickel – Finished	$3,655	$3,503	$2,109
Copper	463	364	171
Precious metals	267	246	114
Cobalt	57	72	17
Other	76	93	63

	$4,518	$4,278	$2,474

     Net sales to customers include sales at market prices to affiliates in Taiwan and South Korea aggregating $738 million in 2005, $759 million in 2004 and $547 million in 2003. No single non-affiliated customer accounted for more than 10 per cent of total sales in 2005, 2004 or 2003. At December 31, 2005, accounts receivable included amounts due from affiliates of $157 million (2004 – $202 million; 2003 – $100 million).
     At December 31, 2005, we had provisionally priced sales of 57 million pounds of nickel and 21 million pounds of copper.
     Data by operating segments

	Finished products			Intermediates			Development Projects			Eliminations			Total

Year ended December 31	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
		(Restated)			(Restated)			(Restated)						(Restated)

Net sales to customers	$4,342	4,120	2,369	$176	158	105	$—	—	—	$—	—	—	$4,518	4,278	2,474
Intersegment sales	—	—	—	709	634	404	—	—	—	(709)	(634)	(404)	—	—	—

Net sales	$4,342	4,120	2,369	$885	792	509	$—	—	—	$(709)	(634)	(404)	$4,518	4,278	2,474

Earnings (loss) before income and mining taxes and minority interest by segment	$1,077	1,154	266	$382	430	190	$—	(220)	(18)	$8	(8)	(31)	$1,467	1,356	407

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses													148	128	118
Currency translation adjustments													59	85	177
Interest expense													26	36	56
Other income, net													(83)	(49)	(108)

Earnings before income and mining taxes and minority interest													$1,317	1,156	164

Depreciation and depletion	$191	186	167	$65	62	60	$—	—	—	$—	—	—	$256	248	227

Capital expenditures	$381	217	158	$108	119	45	$759	601	343	$—	—	—	$1,248	937	546

Identifiable assets at December 31	$6,586	2,793	2,496	$1,568	1,559	1,373	$2,798	5,394	4,650	$(46)	(54)	(46)	$10,906	9,692	8,473

Other assets													1,104	1,024	585

Total assets at December 31													$12,010	10,716	9,058

     Reference is made to Note 3 which discusses an asset impairment charge included above under loss before income and mining taxes and minority interest for Development Projects in 2004.
     For Development Projects, in respect of Voisey’s Bay, capital expenditures includes those expenditures incurred up to the date of achieving commercial levels of production. The balance remaining in identifiable assets for Voisey’s Bay relates to the carrying value of a portion of the mineral properties which remain in the development phase.

     Other assets, which are not allocated to operating segments, consist of corporate assets, principally cash and cash equivalents, investments, deferred charges, pension assets and certain receivables.
     Data by geographic location

	Net sales to customers			Property, plant and equipment
	Year ended December 31			at December 31

	2005	2004	2003	2005	2004	2003
					(Restated)

Canada	$231	$100	$71	$6,104	$5,637	$5,048

United States	1,434	1,353	669	21	21	22
United Kingdom	724	691	357	19	20	26
Indonesia	175	158	104	1,183	1,166	1,108
New Caledonia	—	—	—	1,081	699	800
Japan	610	618	374	18	18	19
China	617	583	379	31	25	11
Other	727	775	520	2	1	1

Total foreign	4,287	4,178	2,403	2,355	1,950	1,987

Total	$4,518	$4,278	$2,474	$8,459	$7,587	$7,035

     Net sales to customers by geographic location are based on the location in which the sale originated.
     Note 19. Financial instruments and commodities contracts
     The carrying values and fair values for all financial instruments and commodities contracts are as follows:

December 31	2005		2004		2003

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	value	value	value	value	value	value

Financial assets:
Deferred charges and other assets	$245	$278	$154	$235	$100	$170
Financial liabilities:
Long-term debt including amount due within one year	1,974	2,305	1,868	2,315	1,706	2,121
Derivatives:
LME forward nickel contracts	—	9	—	16	—	30
Copper put options	—	6	—	—	—	—
Copper call options	—	(106)	—	—	—	—
Platinum put options	—	1	—	5	—	1
Platinum call options	—	(18)	—	(13)	—	(4)
Palladium fixed price swaps	—	—	—	1	—	1
Platinum fixed price swaps	—	(4)	—	(9)	—	(11)
Gold fixed price swaps	—	—	—	(2)	—	(2)
Fuel oil swaps	—	—	—	2	—	4
Forward currency contracts	6	13	14	52	—	47
Interest rate swaps	—	6	—	8	—	2

     The fair value of financial instruments at December 31 is based on relevant market information, the contractual terms of the applicable instrument or contract and, in some cases the application of a financial model. The fair value of investments, including debt securities and equity investments, is based on market prices at the reporting date for those or similar investments. The fair value of long-term debt, platinum put and call options, copper put and call options and the interest rate swaps are estimated based on market prices. The fair value of LME forward nickel, fuel oil swaps, palladium swaps, platinum swaps, gold swaps and forward currency contracts generally reflect the estimated amounts that we would receive (pay) to terminate such contracts at the reporting date, thereby taking into account the current unrealized gains or losses in respect of open contracts.
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
     We had a limited recourse liability in respect of the sale of undivided interests in certain accounts receivable in the amount of $39 million at December 31, 2005.
     The following table shows the notional amounts, average price, contract amount and fair value of our principal derivative instrument positions as at December 31, 2005:

As at December 31, 2005	2006	2007	2008	2009	Total

Metals
LME forward nickel purchase contracts[1] (tonnes)	12,462	420	—	—	12,882
Average price ($ per tonne)	12,795	10,496	—	—	12,720
Contract amount (in $ millions)	160	4	—	—	164
Fair value (in $ millions)	8	1	—	—	9

LME forward nickel sell contracts[1] (tonnes)	4,086	—	—	—	4,086
Average price ($ per tonne)	13,342	—	—	—	13,342
Contract amount (in $ millions)	55	—	—	—	55
Fair value (in $ millions)	—	—	—	—	—

COMEX forward copper sell contracts[2] (tonnes)	181	—	—	—	181
Average price ($ per tonne)	4,003	—	—	—	4,003
Contract amount (in $ millions)	1	—	—	—	1
Fair value (in $ millions)	—	—	—	—	—

Copper range forward options[2] (tonnes)	19,500	58,992	48,384	—	126,876
Average (minimum-maximum) ($ per tonne)	2,535-3,400	2,205-2,988	2,205-2,773	—	2,256-2,969
Contract amount (in $ millions)	49-66	130-177	107-134	—	286-377
Fair value (in $ millions)	(20)	(46)	(35)	—	(101)

Copper put options[2] (tonnes)	15,000	—	9,996	—	24,996
Average price ($ per tonne)	2,425	—	2,491	—	2,451
Contract amount (in $ millions)	36	—	25	—	61
Fair value (in $ millions)	1	—	—	—	1

Platinum fixed price swaps[3] (troy ounces)	12,000	—	—	—	12,000
Average price ($ per troy ounce)	651	—	—	—	651
Contract amount (in $ millions)	8	—	—	—	8
Fair value (in $ millions)	(4)	—	—	—	(4)

Platinum range forward options[3] (troy ounces)	20,009	24,174	34,644	—	78,827
Average (minimum-maximum) ($ per troy ounce)	688-802	720-823	700-808	—	703-811
Contract amount (in $ millions)	14-16	17-20	24-28	—	55-64
Fair value (in $ millions)	(4)	(5)	(8)	—	(17)

Fuel oil swaps[4] (tonnes)	32,150	—	—	—	32,150
Average price ($ per tonne)	290	—	—	—	290
Contract amount (in $ millions)	9	—	—	—	9
Fair value (in $ millions)	—	—	—	—	—

Currencies
Cdn.$ forward contracts[5] (millions)	21	—	—	—	21
Average price (U.S.$)	0.845	—	—	—	0.845
Contract amount (in $ millions)	18	—	—	—	18
Fair value (in $ millions)	—	—	—	—	—

As at December 31, 2005	2006	2007	2008	2009	Total

Aus.$ forward contracts[5] (millions)	155	45	—	—	200
Average price (U.S.$)	0.668	0.712	—	—	0.678
Contract amount (in $ millions)	102	32	—	—	134
Fair value (in $ millions)	11	1	—	—	12

Euro forward contracts[5] (millions)	86	30	—	—	116
Average price (U.S.$)	1.193	1.213	—	—	1.198
Contract amount (in $ millions)	103	36	—	—	139
Fair value (in $ millions)	1	—	—	—	1

Pounds sterling forward contracts[5] (millions)	8	1	—	—	9
Average price (U.S.$)	1.743	1.766	—	—	1.746
Contract amount (in $ millions)	14	2	—	—	16
Fair value (in $ millions)	—	—	—	—	—

Interest rate swap[6] (notional principal amount in $ millions) (maturity 2011)	—	—	—	—	200
Fair value (in $ millions)	—	—	—	—	6

(1)	In general, we do not use derivative instruments to hedge our exposure to fluctuating nickel prices. We do enter into LME forward purchase contracts which are substantially offset by fixed price customer contracts in order to more fully expose us to nickel price risk. We also enter into LME forward sales contracts to minimize nickel price risk associated with purchased nickel inventories of intermediates and finished nickel products.

(2)	We had outstanding put option contracts, giving us the right but not the obligation to sell copper, and sold call option contracts, giving the buyer the right but not the obligation to purchase copper, during the period extending to 2008. We also enter into forward sell contracts based upon quotations for copper on the COMEX Division of the New York Mercantile Exchange.

(3)	Depending on market conditions, we enter into precious metals hedging contracts. These contracts, in the form of swap contracts (whereby we simultaneously sell at a fixed price and buy the same quantities for the same maturity dates at a floating price), are intended to provide certain minimum price realizations in respect of a portion of our future production of such metals. Under these swap contracts, we receive fixed prices for platinum and pay a floating price based on monthly average spot prices. We also had outstanding put option contracts, giving us the right but not the obligation to sell platinum and sold call option contracts, giving the buyer the right but not the obligation, to purchase platinum during the same time period.

(4)	We use fuel oil swap contracts to reduce the effect of fuel oil price changes in respect of a portion of our energy requirements at PT Inco. Under the swap contracts, we pay fixed prices for fuel oil and receive a floating price based on monthly average spot price quotations.

(5)	We use forward currency contracts to eliminate the risk of exchange rate movements on a portion of our future construction costs of capital assets at our Ontario operations and the planned production facilities for the Goro project.

(6)	As at December 31, 2005, we had an outstanding interest rate swap of a notional amount of $200 million on our term loan due 2011, whereby we initially receive a floating rate at 0.875 per cent over 3-month LIBOR and pay a fixed rate of 5.098 per cent.
     During 2005, we terminated our interest rates swaps in respect of our 7.75% Notes due 2012 and our 5.70% Debentures due 2015. The termination of these swaps resulted in payments to us totalling approximately $23 million which is included in cash from financing activities on our consolidated statement of cash flows under “Financing activities — Other”. For accounting purposes, the gain realized from the termination of these swaps will be amortized over the respective remaining terms of the related debt instruments.

Note 20. Commitments and contingencies
     (a) Commitments
     The following table summarizes as of December 31, 2005 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

			Payments due in

	2006	2007	2008	2009	2010	Thereafter

Purchase obligations (1)	$1,081	$282	$204	$215	$9	$24
Operating leases	33	24	12	5	3	6
Other	2	3	3	3	7	81

Total	$1,116	$309	$219	$223	$19	$111

(1)	These purchase obligations largely relate to the Goro project with the balance comprising routine orders to purchase goods and services at current operating locations.
     In connection with our 1996 acquisition of Diamond Fields Resources Inc., we assumed an obligation to pay to a company retained by Diamond Field Resources Inc. to provide certain exploration and other services an annual royalty amounting to three per cent of the net proceeds received from the sale of ores, metals and other minerals produced from our Voisey’s Bay project, after deducting certain costs associated with the production and sale of the ores, metals and minerals produced. We have not paid any such royalty amounts in 2005.
(b) Contingencies
     In the course of our operations, we are subject to routine claims and litigation incidental to our business, to various environmental proceedings, and to other litigation related to such business. With respect to the environmental proceedings currently pending or threatened against us, they include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918 – 1984 period, (2) claims for personal injuries, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years in which one of our subsidiaries was designated, under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operations.
     In connection with the Girardin Financing described under Note 12, we provided certain guarantees on behalf of Goro pursuant to which we guaranteed payments due from Goro of up to a maximum amount of $100 million (“Maximum Amount”) in connection with the Add-Back Indemnity. We also provided an additional guarantee covering the payments due from Goro of (a) amounts exceeding the Maximum Amount in connection with the Add-Back Indemnity and (b) certain other amounts payable by Goro under the Lease Agreement covering the Girardin Assets.
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

     Note 21. Supplemental information
     Supplemental information in connection with the Consolidated Statement of Cash Flows follows:

Year ended December 31	2005	2004	2003

Interest paid, net of capitalized interest	$10	$25	$48

Income and mining taxes paid, net	$572	$94	$120

Cash	$342	$240	$42
Cash equivalents	616	836	376

Cash and cash equivalents	$958	$1,076	$418

     Note 22. Sale of Interests in Goro Nickel S.A.S. (“Goro Nickel”)
     (a) For 2005, minority interest included a recovery in respect of Goro Nickel of $25 million, reflecting the recovery of losses previously taken by us due to insufficient minority interest balances existing in 2004 to absorb the share by the minority interest of the previously recorded impairment charge associated with the Goro project in the second quarter of 2004.
     (b) On February 18, 2005, a company formed by the three provinces of New Caledonia, Société de Participation Minière du Sud Calédonien S.A.S. (“SPMSC”), acquired all of the shares of Goro Nickel, the project company for our Goro project, then held by a subsidiary of a French government agency, Bureau des Recherches Géologiques et Minières. These shares represented, after the capitalization by Goro Nickel of certain shareholder advances as of February 18, 2005, approximately a 9.71 per cent ownership interest in Goro Nickel. At the same time, we sold shares in Goro Nickel to SPMSC representing approximately a 0.29 per cent interest such that SPMSC would own, as of February 18, 2005, approximately a 10 per cent ownership interest in Goro Nickel. SPMSC also entered into a shareholders agreement (the “SPMSC Shareholders Agreement”) with us on February 18, 2005 setting forth its rights and obligations as a shareholder in Goro Nickel. Under the SPMSC Shareholders Agreement, SPMSC has the right, but not the obligation, to make capital contributions on a pro rata basis as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “SPMSC Threshold Performance Tests”). If SPMSC does not make such capital contributions, then Inco has agreed to provide such capital contributions in addition to its own pro rata contributions, subject to certain limitations, and SPMSC would, accordingly, suffer dilution of its ownership interest, with the dilution formula to be subject to a penalty if SPMSC’s interest by virtue of dilution were to fall below five per cent. Once the SPMSC Threshold Performance Tests are met, to the extent that SPMSC has elected not to make its pro rata capital contributions and, accordingly, has suffered dilution of its interest in Goro Nickel, SPMSC has under the SPMSC Shareholders Agreement agreed to purchase from Inco, based upon the price paid by Inco for such shares plus interest thereon based upon a formula tied to Inco’s then applicable long-term weighted average cost of capital, a sufficient number of shares such that SPMSC will then hold a 10 per cent ownership interest in Goro Nickel. SPMSC has through the end of 2005 elected not to make any such pro rata capital contributions as and when required by Goro Nickel.
     On April 8, 2005 Sumitomo Metal Mining Co., Ltd. (“Sumitomo Metal Mining”) and Mitsui & Co., Ltd. (“Mitsui”), through a jointly owned company they formed, Sumic Nickel Netherlands B.V. (“Sumic Nickel”), acquired a 21 per cent ownership interest in Goro Nickel. Under the terms of a share purchase agreement entered into with us covering this transaction, Sumitomo Metal Mining and Mitsui paid to us in total $150 million for the 21 per cent interest. This amount included their pro rata share of certain project capital and other expenditures made since we announced our initial decision in July 2001 to proceed with the Goro project and certain advances made by us to fund the project. Under the terms of a shareholders agreement entered into as of April 8, 2005 (the “Sumic Shareholders Agreement”), setting forth the rights and obligations Sumic Nickel (and Sumitomo Metal Mining and Mitsui) would have as a shareholder in Goro Nickel, including the right to elect two directors to the board of directors of Goro Nickel so long as Sumic Nickel holds at least a 16 per cent ownership interest in Goro Nickel and the right to elect one director so long as it holds at least an eight per cent ownership interest, Sumic Nickel is also obligated to make capital contributions on a pro rata basis, subject to certain limitations and adjustments tied to the actual capital cost of the project, as required to meet the funding requirements of Goro Nickel until such time as the Goro project meets certain minimum commercial production and related performance tests (the “Sumic Threshold Performance Tests”). If Sumic Nickel does not make such capital contributions, it will suffer dilution of its ownership interest based upon a penalty dilution formula. If the capital cost of the Goro project exceeds a threshold above the current capital cost estimate prior to when the Sumic Threshold Performance Tests are met, then Sumic Nickel will not have any obligation to provide capital contributions to meet the Goro project’s funding requirements and we would, subject to certain terms and conditions under the Sumic Shareholders Agreement, be required to provide certain funding to meet such requirements, up to a specified level, in the form of interest-bearing debt repayable by Goro Nickel. In addition, under the Sumic Shareholders Agreement, Sumic Nickel has the right to participate on a pro rata basis in any future expansion of the Goro project and also has certain rights to approve certain expenditures and other actions relating to Goro Nickel or the Goro project that would be outside the currently planned scope and operation of the project. As of April 8, 2005, we, Sumic Nickel, Sumitomo Metal Mining and Mitsui also entered into an operations agreement which sets forth Goro Nickel’s role and responsibilities as the operator of the Goro project and its financial and other reporting obligations to its shareholders and a product offtake agreement was also executed under which Sumic Nickel has the right and obligation to purchase its pro rata share of Goro’s production of nickel product and cobalt product based on its ownership interest in Goro Nickel, with a subsidiary of ours under a separate product offtake agreement having the right and obligation to purchase all of Goro Nickel’s production not purchased by Sumic Nickel (which would currently represent 79 per cent of such eventual production).
     The transaction with Sumitomo Metal Mining, Mitsui and Sumic Nickel, which had no significant effect on our net earnings for 2005, was substantially completed as of March 31, 2005 and, accordingly, the sale of 21 per cent of Goro Nickel was recorded in the period ended March 31, 2005. At December 31, 2005, as a result of SPMSC’s election not to make any pro rata capital contributions, the shares of Goro Nickel were held approximately 71 per cent by Inco Limited, 21 per cent by Sumic Nickel and approximately nine per cent by SPMSC.
     Note 23. Outstanding offer to purchase Falconbridge Limited
     Inco Limited announced on October 11, 2005 an offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid. On October 24, 2005 Inco mailed its offer to purchase to Falconbridge common shareholders and related take-over bid circular (“Offer Documents”). Inco has offered Cdn. $34.00 in cash or 0.6713 of an Inco Common Share plus Cdn. $0.05 in cash for each Falconbridge common share. Under the terms of this offer, the maximum amount of cash to be paid by us is approximately Cdn. $2.87 billion, and the maximum number of our common shares to be issued is approximately 201 million. The consideration payable under the offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The offer is subject to certain conditions of completion, including receipt of all necessary regulatory clearances and acceptance of the offer by Falconbridge common shareholders owning not less than 66 2/3% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the offer have been met (or waived by Inco) and Inco has taken up and paid for at least 66 2/3% of Falconbridge’s common shares as described in the Offer Documents, Inco currently expects, but is not required, to take certain steps to acquire all of the remaining outstanding Falconbridge common shares.
     On December 8, 2005 we announced that our offer to purchase all of the common shares of Falconbridge would remain open for acceptance until January 27, 2006 to allow more time for the receipt of all necessary regulatory clearances. On January 12, 2006 we announced a further extension to keep our offer open until February 28, 2006 and on February 21, 2006 we announced a third extension to keep our offer open until June 30, 2006. These extensions were required to allow more time to meet one of the conditions of our offer, the receipt of all necessary regulatory clearances.
     Reference should also be made to Note 9 for information on the definitive loan agreements we have entered into relating to the financing of the cash portion of our offer.

     Note 24. Significant differences between Canadian and United States GAAP
     Our consolidated financial statements are prepared in accordance with Canadian GAAP. The significant differences between Canadian and United States GAAP, insofar as they affect our consolidated financial statements are discussed below.
     The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Net earnings – Canadian GAAP	$836	$619	$146
Increased post-retirement benefits expense (a)	(64)	(53)	(45)
Currency translation losses (b)	(62)	(89)	(219)
Increased intangible assets amortization expense (c)	—	—	(2)
Increased research and development expense (d)	(47)	(17)	(5)
Decreased (increased) exploration expense (e)	(8)	1	(4)
Decreased asset impairment charges (f)	—	11	—
Increased interest expense (g)	(23)	(14)	(13)
Cash settlement of LYON Notes tendered for conversion (g)	(26)	—	—
Unrealized net gain (loss) on derivative instruments (h)	(17)	5	(1)
Increased income and mining tax expense (i)	—	—	(15)
Decreased (increased) minority interest (d) (e) (f)	9	(8)	1
Taxes on United States GAAP differences	30	22	28

Net earnings (loss) before cumulative effect of a change in accounting principle – United States GAAP	628	477	(129)
Cumulative effect of a change in accounting principle (j)	—	—	(17)

Net earnings (loss) – United States GAAP	$628	$477	$(146)

Other comprehensive income (loss) (l):
Reclassification of net gain on derivatives designated as cash flow hedges (h)	(15)	(6)	(21)
Reclassification to earnings of net gain on derivatives due to ineffectiveness (h)	—	(9)	(8)
Changes in fair value of derivatives designated as cash flow hedges (h)	(97)	25	5
Unrealized gains on long-term investments (k)	7	11	68
Long-term investments reclassifications (k)	(54)	—	(18)
Minimum additional pension liability adjustment (a)	(71)	(53)	(76)
Taxes on other comprehensive income (loss)	79	(8)	49

Other comprehensive loss – United States GAAP (l)	(151)	(40)	(1)

Comprehensive income (loss) – United States GAAP (l)	$477	$437	$(147)

Net earnings (loss) per share – Basic (m)
Net earnings (loss) per share before cumulative effect of a change in accounting principle – United States GAAP	$3.32	$2.54	$(0.82)
Cumulative effect of a change in accounting principle (j)	—	—	(0.09)

Net earnings (loss) per share – Basic (m)	$3.32	$2.54	$(0.91)

Net earnings (loss) per share – Diluted (m)
Net earnings (loss) per share before cumulative effect of a change in accounting principle – United States GAAP	$2.87	$2.30	$(0.82)
Cumulative effect of a change in accounting principle (j)	—	—	(0.09)

Net earnings (loss) per share – Diluted (m)	$2.87	$2.30	$(0.91)

          (a) Post-retirement benefits
     For Canadian reporting purposes, we amortize the excess of the net actuarial and investment gains and losses over 10 per cent of the greater of the post-retirement benefits obligation and the fair value of plan assets over the expected average remaining service life of our employee group. For United States reporting purposes, we amortize all actuarial and investment gains and losses systematically over the expected average remaining service life of employees.
     United States GAAP also requires the recognition of a minimum additional pension liability in the amount of the excess of the unfunded accumulated benefits obligation over the recorded pension benefits liability/asset; an offsetting intangible pension asset is recorded equal to the unrecognized prior service costs, with any difference recorded as a reduction in accumulated other comprehensive income. At December 31, 2005, the minimum additional pension liability would have been $1,053 million (2004 – $984 million; 2003 – $937 million) and the intangible pension asset would have been $76 million (2004 – $78 million; 2003 – $84 million), resulting in a $611 million reduction, after taxes, (2004 – $569 million; 2003 – $515 million) in accumulated other comprehensive income. Refer to a discussion regarding restatements below.
          (b) Currency translation gains (losses)
     Previously, the principal unrealized non-cash currency translation adjustments included in the determination of earnings arose from the translation into United States dollars of the Canadian dollar denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. For Canadian GAAP reporting purposes, these deferred income and mining tax liabilities have been deferred and included in property, plant and equipment as part of development costs in respect of the Voisey’s Bay mineral properties in the development phase. Capitalization of such gains and losses ceases when the development phase of the mineral properties are substantially complete and ready for use.
     In 2005, although not significant, for comparative purposes, we have restated our prior period currency translation gains and losses to also include the currency translation gains and losses on other foreign currency denominated assets and liabilities as determined under United States GAAP, primarily post-retirement benefits and the corresponding tax balances. Refer to a discussion regarding restatements below.
          (c) Intangible assets
     Previously, we reported that, under United States GAAP, mineral rights were intangible assets with respect to balance sheet classification. During the second quarter of 2004, for United States GAAP the Emerging Issues Task Force (“EITF”) of the FASB released Issue No. 04-2 which reached the decision that mineral rights should be reported as tangible assets and disclosed as a separate component of property, plant and equipment. A FASB staff position paper dated April 30, 2004 also validated this change by means of amendments to Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142. As a result of this change, we have reclassified, for United States GAAP purposes, intangible assets to property, plant and equipment. We have also, effective January 1, 2004, ceased amortization of the residual value of intangible assets referred to in our 2003 Annual Report on Form 10-K, as amended.
     As of December 31, 2005, property, plant and equipment included mineral rights of $2,456 million (2004 – $2,467 million; 2003 – $2,467 million).
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

          (f) Asset impairment charges
     Net earnings for 2004 under Canadian GAAP included an asset impairment charge in the amount of $201 million before income and mining taxes and minority interest. Reference is made to Note 3 above. This charge included the write-off of certain capitalized costs which, in accordance with (d) above, were previously expensed for United States GAAP purposes. In addition, it included an adjustment to reduce minority interest to nil. For United States GAAP, the 2004 asset impairment charge would decrease by $11 million. The adjustment to reduce minority interest to nil would also be adjusted with a corresponding increase to minority interest expense of $7 million.
          (g) Convertible debt
     Under Canadian GAAP, convertible debt is bifurcated between debt and equity, the equity portion representing the value of the holder conversion options. Under United States GAAP, convertible debt would be accounted for as debt and, accordingly, the measurement of interest and the amortization of debt issuance costs are not the same. During 2005, as described in Note 13, certain LYON Note holders tendered for conversion their LYON Notes. At our option, we elected to settle a portion of the conversion of these notes for cash in lieu of shares which amounted to $76 million. The difference between the $76 million and the book value of $41 million represents a charge of $35 million. As the LYON notes are bifurcated between debt and equity under Canadian GAAP, the charge of $35 million has been bifurcated between a direct charge to earnings of $9 million and a direct charge to retained earnings of $26 million. Under United States GAAP, the entire $35 million loss is a charge to net earnings.
     Under United States GAAP, each of our convertible debt securities meets the conditions necessary as set out in paragraphs 12-33 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for the embedded conversion option to be exempt from the requirement to be treated as a derivative under SFAS No. 133.
          (h) Derivative instruments
     Under United States GAAP, all derivatives, whether designated in hedging relationships or not, are required to be recorded in the balance sheet at fair value. A derivative must be designated in a hedging relationship in order to qualify for hedge accounting. These standards include a determination of what portions of hedges are deemed to be effective versus ineffective. In general, a hedging relationship is effective when a change in the fair value of the derivative is offset by an equal and opposite change in the fair value of the underlying hedged item. In accordance with these standards, effectiveness tests are performed in order to assess effectiveness and quantify ineffectiveness for all designated hedges. At December 31, 2005, we had outstanding fair value hedges and cash flow hedges. A fair value hedge is a hedge of the change in the fair value of an asset, liability or firm commitment. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. A cash flow hedge is a hedge of the exposure in variability in expected future cash flows that is attributable to a particular risk such as a forecasted purchase or sale. If a derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of the derivatives designated as hedges are recognized in earnings. Under Canadian GAAP, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. The requirements for documentation and effectiveness testing, however, are substantially the same under both Canadian and United States GAAP. Under United States GAAP, if a portion of a derivative contract is excluded for purposes of effectiveness testing, such as time value, the value of such excluded portion is included in earnings. Under Canadian GAAP, the excluded portion is not included in earnings if the derivative contract is otherwise determined to be effective. At December 31, 2005, unrealized net losses in respect of derivative instruments which were not specifically designated as hedges or not qualifying for hedge accounting under United States GAAP amounted to $15 million.
     LME forward nickel contracts are used to hedge the effect of fluctuations in the price of nickel with respect to sales of nickel to customers for delivery three or more months in the future. These LME forward nickel contracts have been designated as fair value hedges in connection with firm sale commitments. For the year ended December 31, 2005, a gain of $0.9 million was credited to net sales due to the ineffectiveness of such fair value hedges and $1 million was charged to other income, net due to hedged firm commitments no longer qualifying as a fair value hedge.
     At December 31, 2005, we have an interest rate swap outstanding to manage the variability in cash flows associated with changes in interest rates on a floating rate term loan, which has been designated as a cash flow hedge.

     Depending on market conditions, we enter into metals fixed price swap and option contracts with various financial counterparties who must meet certain established criteria. These contracts, which have been designated as cash flow hedges, are intended to provide certain minimum price realizations in respect of a portion of forecasted sales. We have also entered into forward currency contracts to hedge a portion of the future construction costs of our planned production facilities in New Caledonia and at our Ontario operations that will be denominated in currencies other than the U.S. dollar. In addition, we have also entered into fuel oil swaps to manage the cost of a portion of our energy requirements in Indonesia. At December 31, 2005, $27 million of deferred net losses on derivative instruments recorded in other comprehensive income are expected to be reclassified to net sales during the next 12 months. The maximum term over which cash flows are hedged is 36 months.
          (i) Income and mining taxes
     There is a difference in the carrying value of the Voisey’s Bay project due to the impairment charge recorded in 2002. Under both Canadian and United States GAAP, deferred income and mining taxes are recorded at the expected rate of reversal. In 2003, there was a change in tax rates in the jurisdiction of the Voisey’s Bay project. The impact of this change in tax rates is different for Canadian and United States GAAP due to the temporary difference created by the asset impairment charge.
          (j) Asset retirement obligations
     Effective January 1, 2003, we adopted, for United States reporting purposes, SFAS No. 143, Accounting for Asset Retirement Obligations and CICA 3110, Asset Retirement Obligations, which are substantially identical. Under SFAS No. 143, asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and depreciated using either the straight-line method or the units-of-production method using estimated proven and probable ore reserves depending on the nature of the asset being retired. The cumulative effect of adopting SFAS No. 143 was an increase to our deficit of $17 million, or nine cents per share, in 2003, which is shown as a cumulative effect of a change in accounting principle. As at January 1, 2003, property, plant and equipment increased by $39 million, deferred income and mining taxes decreased by $11 million, and asset retirement obligations increased by $67 million. For Canadian GAAP reporting purposes, financial results of comparative periods have been restated.
          (k) Investments
     United States accounting standards for equity investments, which are set forth in SFAS No. 115, require that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income. At December 31, 2005, deferred charges and other assets would have increased by $33 million (2004 – $80 million; 2003 – $69 million) with a corresponding change in accumulated other comprehensive loss before taxes.
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

          (m) Earnings (loss) per share
     The computation of basic and diluted earnings (loss) per share under United States GAAP was as follows:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Basic earnings (loss) per share computation
Numerator:
Net earnings (loss)	$628	$477	$(146)
Dividends on preferred shares	—	—	(6)
Premium on redemption of preferred shares	—	—	(15)

Net earnings (loss) applicable to common shares	$628	$477	$(167)

Denominator:
Weighted-average common shares outstanding (thousands)	189,425	187,550	184,500

Basic earnings (loss) per common share	$3.32	$2.54	$(0.91)

Diluted earnings (loss) per share computation
Numerator:
Net earnings (loss) applicable to common shares	$628	$477	$(167)
Dilutive effect of
Convertible debentures	12	7	—

Net earnings (loss) applicable to common shares, assuming dilution	$640	$484	$(167)

Denominator:
Weighted-average common shares outstanding (thousands)	189,425	187,550	184,500
Dilutive effect of:
Convertible debentures	28,055	17,440	—
Stock options	1,008	1,426	—
Warrants	4,218	3,740	—

Weighted-average common shares outstanding, assuming dilution	222,706	210,156	184,500

Diluted earnings (loss) per common share	$2.87	$2.30	$(0.91)

     At December 31, 2005, convertible debt which is convertible into nil Common Shares (2004 – nil; 2003 – 17,440,696), options on nil Common Shares (2004 – nil; 2003 – 4,572,605) and Warrants exercisable for nil Common Shares (2004 – nil; 2003 – 11,023,064) were excluded from the computation of diluted earnings (loss) per Common Share because their effects were not dilutive.
     The following tables compare results reported under Canadian GAAP with those that would have been reported under United States GAAP, together with the cumulative effect on balance sheet accounts. Restatements are discussed in Note 2 above and in the discussion below.

		Canadian GAAP			United States GAAP

December 31	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)

Assets:
Accounts receivable	673	601	435	677	636	474
Property, plant and equipment	8,459	7,587	7,035	7,197	6,444	3,500
Intangible assets	—	—	—	—	—	2,467
Accrued pension benefits asset	611	422	226	76	78	84
Deferred charges and other assets	245	154	100	277	242	172
Liabilities:
Long-term debt due within one year	122	107	103	111	107	92
Other accrued liabilities	533	399	332	669	405	369
Long-term debt	1,852	1,761	1,603	2,209	2,194	2,035
Deferred income and mining taxes	2,018	1,891	1,718	1,357	1,338	1,154
Accrued post-retirement benefits liability	732	671	603	1,445	1,430	1,445
Minority interest	761	470	404	750	468	394
Shareholders’ equity:
Convertible debt	362	418	418	—	—	—
Retained earnings (deficit)	1,181	428	(191)	(100)	(671)	(1,148)
Accumulated other comprehensive loss	—	—	—	(641)	(490)	(450)

     Changes in retained earnings and accumulated other comprehensive loss under United States GAAP were as follows:

Year ended December 31	2005	2004	2003
		(Restated)	(Restated)

Deficit at beginning of year, as previously reported	$(665)	$(1,144)	$(994)
Restatements	(6)	(4)	13

Deficit at beginning of year, as restated	(671)	(1,148)	(981)
Net earnings (loss)	628	477	(146)
Common share dividends	(57)	—	—
Preferred dividends	—	—	(6)
Premium on redemption of preferred shares	—	—	(15)

Deficit at end of year	$(100)	$(671)	$(1,148)

Accumulated other comprehensive loss at beginning of year, as previously reported	$(589)	$(516)	$(485)
Restatements	99	66	36

Accumulated other comprehensive loss at beginning of year, as restated	(490)	(450)	(449)
Other comprehensive loss	(151)	(40)	(1)

Accumulated other comprehensive loss at end of year	$(641)	$(490)	$(450)

     Restatements
     As discussed in Note 24(b), we have restated our prior period results to reflect currency translation gains and losses on other foreign currency denominated assets and liabilities as determined under United States GAAP, primarily post-retirement benefits and the corresponding tax balances. Previously, these currency translation effects were not recorded due to their insignificance but they have become more significant due to the continued strengthening of the Canadian dollar. The impact of this restatement was a decrease in net earnings of $8 million and $12 million in 2004 and 2003, respectively. Also, we have corrected errors in the determination of post-retirement benefits expense and the minimum additional pension liability. Post-retirement benefits expense was increased by $14 million and $8 million and the related tax recoveries were increased by $6 million and $3 million in 2004 and 2003, respectively. Such adjustments impacted the determination of other comprehensive losses (by $33 million and $30 million in 2004 and 2003, respectively) and such balances were restated accordingly.
     Recent Accounting Pronouncements
     In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued. This standard (1) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative (2) clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133 (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation (4) clarifies that concentrations of credit risk in the form of subordination are not derivatives and (5) amends certain aspects of SFAS No. 144. This standard is effective for fiscal years beginning on or after September 15, 2006. We are currently studying the impact of this standard.
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
     During June 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections. The new standard requires that entities which make a voluntary change in accounting principle to apply that change retroactively to prior period financial statements, unless this would be impracticable. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization or depletion for long-lived assets, the change must be accounted for prospectively, as a change in estimate. SFAS No. 154 is effective for our 2006 financial statements and is not expected to have a significant impact on earnings.
     During December 2004, the FASB issued revisions to SFAS No. 123, Share-Based Payments, which will be effective for 2006. The primary impact of the revisions is the elimination of the intrinsic value method for valuing stock-based employee compensation. The revisions will also impact the manner in which expense is determined for stock appreciation rights. As we adopted the fair value method in 2003 and ceased issuing stock appreciation rights in 2004, we do not expect that such revisions will have a significant impact on earnings.

SCHEDULE VIII
INCO LIMITED AND SUBSIDIARIES
VALUATION ACCOUNTS AND RESERVES
(in thousands)

		Additions	Deductions
	Balance at	Charged to	For Accounts	Balance
	Beginning	Costs and	Receivable	at End
	of Year	Expenses	Written Off	of Year
Year ended December 31, 2005
Allowance for doubtful accounts	$871	$10	$42	$839

Year ended December 31, 2004
Allowance for doubtful accounts	$15,406	$7	$14,542	$871

Year ended December 31, 2003
Allowance for doubtful accounts	$17,456	$636	$2,686	$15,406

SUPPLEMENTAL FINANCIAL INFORMATION
Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(Restated)	(Restated)	(Restated)
	(in millions of United States dollars except per share amounts)
2005
Net sales	$1,121	$1,194	$1,082	$1,121	$4,518
Net earnings	$317	$220	$64	$235	$836
Net earnings per Common Share
Basic	$1.68	$1.16	$0.34	$1.23	$4.41
Diluted	$1.43	$0.99	$0.29	$1.06	$3.75

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions of United States dollars except per share amounts)
2004
Net sales	$1,094	$992	$1,031	$1,161	$4,278
Net earnings (loss)	$259	$(12)	$146	$226	$619
Net earnings (loss) per Common Share
Basic	$1.38	$(0.06)	$0.78	$1.20	$3.30
Diluted	$1.23	$(0.06)	$0.70	$1.08	$2.95

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
     Item 9A. Controls and Procedures
     Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Report.
     As of the end of the period covered by this Report, an evaluation was carried out by Inco’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Item 9B. Other Information
     None.

PART III
     Item 10. Directors and Executive Officers of Inco Limited
     Directors
     The information under “Election of Directors”, “Board Committees”, and “Audit Committee Report” in Inco’s Proxy Circular and Statement dated February 17, 2006 (the “2006 Proxy Statement”), filed as Exhibit 99 hereto, is incorporated herein by reference to such information.
     Executive Officers
     The names, offices held and ages as of the date of this Report of the executive officers of Inco Limited are shown below.

			Officer
Name	Office	Age	Since
Scott M. Hand	Chairman and Chief Executive Officer	63	1984
Peter C. Jones(1)	President and Chief Operating Officer	58	1997
Stuart F. Feiner(2)	Executive Vice-President, General Counsel and Secretary	57	1992
Peter J. Goudie	Executive Vice-President, Marketing	57	1997
Robert D. J. Davies	Executive Vice-President and Chief Financial Officer	56	2005
Ronald C. Aelick	Executive Vice-President, Technical Services	57	1995
Mark Cutifani	Executive Vice-President and President, North America and Europe	47	2005
Stephanie E. Anderson	Vice-President and Treasurer	44	2004
Subhash Bhandari	Vice-President and Chief Information Officer	61	2001
Edward H. Bassett	Vice-President, Capital Projects and Engineering	59	2005
Mark J. Daniel	Vice-President, Human Resources	59	2000
Bruce R. Drysdale	Vice-President, Public and Government Affairs	39	2004
Philippus F. du Toit	Managing Director, Voisey’s Bay Nickel Company Limited	53	2003
Anthony O. Filmer	Vice-President, Research and Development	52	2005
John B. Jones	Vice-President, Business Development – Asia	63	1999
Gary G. Kaiway	Vice-President, Taxation	57	2001
William B. Kipkie	Vice-President, Inco Special Products	60	2003
Ronald A. Lehtovaara	Vice-President and Comptroller	55	1996
William A. Napier	Vice-President, Environment and Health	51	2000
S. Nicholas Sheard	Vice-President, Exploration	56	2003

(1)	Mr. Jones plans to retire from all of his positions with the Company when the pending acquisition of Falconbridge is completed.

(2)	Mr. Feiner will be succeeded in this position by Simon A. Fish in late March 2006 when he will then serve as Executive Vice-President, Corporate Affairs, until his planned retirement in mid-2006. Prior to joining Inco in December 2005, Mr. Fish held senior management positions, most recently Vice-President, General Counsel and Secretary, with Shell Canada Limited, an integrated oil and gas company based in Calgary, Alberta from January 2003 until November 2005, and from July 2000 until January 2003, Mr. Fish was Secretary to the Committee of Managing Directors of Royal Dutch Shell plc based in London, England.
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
     Except for the officers mentioned below, each executive officer named above has been an officer or executive or key managerial employee of Inco Limited or one of its subsidiaries during the past five years. From December 2002 until October 2005, Mr. Davies was Chief Financial Officer of Alumina Limited, the Australian partner in the Alcoa World Alumina and Chemicals business that was formed after the December 2002 demerger of WMC Limited, a base metals and phosphate company based in Melbourne, Australia, and from February 1997 until November 2002 Mr. Davies held senior management positions with WMC Limited, most recently

General Manager Treasury, Tax and Investor Relations. From February 2000 until February 2003, Mr. Cutifani was Managing Director of Sons of Gwalia Ltd., a tantalum, gold and industrial minerals mining company based in Perth, Western Australia, and from January 1998 until January 2000 he was Group Executive responsible for all of the gold operations, project development and technical support for Normandy Mining Ltd., a gold and base metals mining company based in Adelaide, South Australia. From May 1997 until January 2000, Mr. du Toit was Operations Director, Voest Alpine Industries Inc., an engineering company based in Poole, England, and from February 2000 until April 2003 he held senior management positions, most recently President, with Diavik Diamond Mines Inc., a diamond mining company based in Yellowknife, Northwest Territories. From October 2004 until October 2005, Dr. Filmer was an advisor providing assistance with respect to the development of mining projects to Ma’aden, the Saudi Arabian state-owned mining company based in Riyadh, Saudi Arabia, and from October 1981 until September 2004 he held a number of senior positions with RioTinto, a diversified mining company based in London, England and Melbourne, Australia; most recently, from July 1997 until October 2002 he was Managing Director of Rio Tinto’s Comalco Smelting operation and from October 2002 until September 2004 was seconded to CSIRO, an Australian research institute, to lead its Light Metal Flagship Initiative. During the five-year period prior to joining Inco, Mr. Bassett served as Executive Vice-President of SNC Lavalin Inc., an engineering company based in Montreal, Quebec; Mr. Bhandari held senior management positions, most recently General Manager, Purchasing and Information Systems, with Toyota Motor Manufacturing Canada Ltd., an automobile manufacturing company based in Cambridge, Ontario; Mr. Kaiway held senior management positions, most recently Vice-President, Taxation, with Placer Dome Inc., a gold mining company based in Vancouver, British Columbia; and Mr. Sheard held senior management positions, most recently as Global Exploration Manager, with MIM Holdings Pty Ltd., a base metals, gold and coal mining company based in Brisbane, Australia acquired by Xstrata plc.
     The dates shown in the table extend from the first date of election as an executive officer of Inco. There are no family relationships among the directors and executive officers of Inco, and no arrangements or understandings between any executive officer and any other person pursuant to which he was elected as an executive officer.
     Code of Ethics
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
     Item 11. Executive Compensation
     The information under “Executive Compensation”, “Report on Executive Compensation” and “Comparative Shareholder Return” in the 2006 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Directors and Executive Officers of Inco Limited — Executive Officers” above.
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Security Ownership of Certain Beneficial Owners and Management
     The information under “Ownership of Securities” in the 2006 Proxy Statement is incorporated herein by reference to such information. Reference is also made to “Directors and Executive Officers of Inco Limited — Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” above.
     Changes in Control
     There are no arrangements known to Inco the operation of which may at a subsequent date result in a change of control of the Company.

     Item 13. Certain Relationships and Related Transactions
     None.
     Item 14. Principal Accountant Fees and Services
     The information under “Auditors’ Fees” in the 2006 Proxy Statement is incorporated herein by reference to such information.

PART IV
     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	List of Financial Statements Included under Item 8 of this Report Auditors’ Report
Consolidated Statement of Earnings
Consolidated Statement of Retained Earnings
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Supplementary Financial Information (unaudited)
(a)2.			List of Financial Statement Schedules included under Item 8 of this Report
(a)3.			Schedule VIII – Valuation accounts and reserves Exhibits
	(2)(i)		Support Agreement dated October 10, 2005 between Inco Limited and Falconbridge Limited relating to the proposed acquisition by the Company of all of the common shares of Falconbridge (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 11, 2005) – filed October 13, 2005
	(ii)		Amending Agreement dated January 12, 2006 between Inco Limited and Falconbridge amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form F-8/A dated January 19, 2006)
	(iii)		Second Amending Agreement dated February 20, 2006 between Inco Limited and Falconbridge amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form F-8/A dated February 27, 2006)
	(3)(i)		Restated Articles of Incorporation of Inco Limited dated May 7, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Originally Filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)
	(ii)	(a)	General By-law No. 1 of Inco Limited as amended to February 3, 2004 (incorporated by reference to Exhibit 3(ii)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
(4)(i)	(b) (a) (b)	Standing Resolution of the Board of Directors of Inco Limited as amended to July 18, 2005
Reference is made to(3)(i) and (ii) above
Warrant Agreement dated December 1, 2000 among Inco Limited, CIBC Mellon Trust Company and ChaseMellon Shareholder Services LLC, as Canadian and U.S. Warrant Agents, respectively (incorporated by reference to the Registration Statement on Form F-10 (File No. 333-12748) as filed with the Commission on December 7, 2000)
(ii)	(c)	Shareholder Rights Plan Agreement dated as of September 14, 1998, as amended and restated as of April 20, 2005, between Inco Limited and CIBC Mellon Trust Company, as Rights Agent (incorporated by reference to Exhibit A to the 2005 Proxy Statement attached as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
Inco Limited hereby agrees to furnish to the Commission a copy of any instrument relating to outstanding long-term debt of the Company upon request of the Commission
	(10)	(a)	Voisey’s Bay Development Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K dated October 7, 2002)
		(b)	Voisey’s Bay Industrial and Employment Benefits Agreement dated as of September 30, 2002 among Her Majesty the Queen in Right of Newfoundland and Labrador, Voisey’s Bay Nickel Company Limited and Inco Limited (incorporated by reference to Exhibit 99(ii) to the Company’s Current Report on Form 8-K dated October 7, 2002)

(c)	2002 Non-Employee Director Share Option Plan (incorporated by reference to Exhibit B to the Company’s 2002 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)(1)
(d)	2005 Key Employees Incentive Plan (incorporated by reference to Exhibit B to the 2005 Proxy Statement attached as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)(1)
(e)	2001 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the 2001 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)(1)
(f)	1997 Key Employees Incentive Plan (incorporated by reference to Exhibit A to the 1997 Proxy Statement filed as Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-1143))(1)
(g)	1993 Key Employees Incentive Plan (incorporated by reference to the Prospectus in Registration Statement No. 33-71298)(1)
(h)	1998 Non-Employee Director Share Ownership Plan (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)(1)
(i)	Forms of two Agreements, each dated as of between March 23, 1998 and December 3, 2002 between certain executive officers of Inco Limited (all executive officers in the case of the form of Agreement referred to in (2) below and S.M. Hand, R.C. Aelick, S.F. Feiner, P.J. Goudie and P.C. Jones in the case of the form of Agreement referred to in (1) below) and Inco Limited covering severance payments and continuation of certain benefits in the event of (1) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary or (2) involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary within two years following a change in control (as defined in such agreements) (incorporated by reference to Exhibit 10(iii)(A) to Inco Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-1143))(1)
(j)	Description of Inco Limited’s Management Incentive Plans (incorporated by reference to the first paragraph under “Management Incentive Plans” in the 2006 Proxy Statement)(1)
(k)	Electricity Supply Agreement dated October 28, 2004 between Enercal S.A. and Goro Nickel S.A. relating to the supply of electricity by Enercal to Goro Nickel for the Goro project. (incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
(l)	Lease Agreement dated December 30, 2004 between GNiFi as lessor and Goro Nickel S.A. as lessee under which GNiFi will lease to Goro Nickel S.A. a portion of the Goro project processing plant which is financed under French tax legislation (the Girardin Act) (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
(m)	Construction Agreement dated December 30, 2004 between GNiFi as owner and Goro Nickel S.A. as project manager under which Goro Nickel S.A. has been appointed as construction agent on behalf of GNiFi to purchase, construct and commission a portion of the Goro project processing plant which is financed under French tax legislation (the Girardin Act) (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
(n)	Contract of Work between the Government of the Republic of Indonesia and P.T. International Nickel Indonesia Tbk, consisting of (i) Agreement on Modification and Extension of 1968 Contract of Work dated January 15, 1996; (ii) Contract of Work dated as of July 27, 1968, and (iii) Memorandum of Understanding dated January 15, 1996 Relating to Agreement on Modification and Extension of 1968 Contract of Work dated January 15, 1996 (incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
(o)	Loan Agreement dated December 22, 2005 between Inco Limited and a group of banks and financial institutions, including Morgan Stanley Senior Funding (Nova Scotia) Co., RBC Capital Markets, Goldman Sachs Canada Credit Partners Co. and The Bank of Nova Scotia, as lead arrangers, and Morgan Stanley Senior Funding

(21)	(Nova Scotia) Co. and RBC Capital Markets, as joint book running managers, providing the Company with loan facilities in connection with the acquisition of Falconbridge, together with amendments dated January 13, 2006 and February 20, 2006, portions of which have been omitted pursuant to a request for confidential treatment. Such confidential portions have been filed with the SEC
Subsidiaries of Inco Limited
(23)	(a)	Consents of Lawrence B. Cochrane, S. Nicholas Sheard and Olivier Tavchandjian, each as a Qualified Person named in this Report pursuant to National Instrument 43-101 issued by the Canadian Securities Administrators
	(b)	Consent of Independent Auditors
(24)	(a)	Powers of Attorney
	(b)	Resolutions of the Board of Directors
(31)		Rule 13a-14(a)/15d-14(a) Certifications
(32)		Section 1350 Certifications
(99)		2006 Proxy Statement

(1)	Indicates a management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, on the 16th day of March, 2006.

INCO LIMITED (Registrant)
By:	(Signed) STUART F. FEINER
Stuart F. Feiner
Executive Vice-President, General Counsel & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2006.

Signature	Title

(Signed) SCOTT M. HAND	Chairman and Chief Executive Officer
Scott M. Hand	and Director
(Principal Executive Officer)

(Signed) ROBERT D.J. DAVIES	Executive Vice-President and
Robert D.J. Davies	Chief Financial Officer
(Principal Financial Officer)

(Signed) RONALD A. LEHTOVAARA	Vice-President and Comptroller
Ronald A. Lehtovaara	(Principal Accounting Officer)

Signature	Title

*GLEN A. BARTON	Director
(Glen A. Barton)

*ANGUS A. BRUNEAU	Director
(Angus A. Bruneau)

*RONALD C. CAMBRE	Director
(Ronald C. Cambre)

*JANICE K. HENRY	Director
(Janice K. Henry)

*CHAVIVA M. HOŠEK	Director
(Chaviva M. Hošek)

*PETER C. JONES	Director
(Peter C. Jones)

*JOHN T. MAYBERRY	Director
(John T. Mayberry)

*FRANCIS MER	Director
(Francis Mer)

*DAVID P. O’BRIEN	Director
(David P. O’Brien)

*ROGER PHILLIPS	Director
(Roger Phillips)

*RICHARD E. WAUGH	Director
(Richard E. Waugh)

(Signed) EDWARD A. STEEN	Authorized Representative in the
Edward A. Steen	United States
International Nickel, Inc.
Park 80 West, Plaza Two
Saddle Brook, NJ 07663

*	Pursuant to powers of attorney executed by the directors named above whose names are preceded by an asterisk, Stuart F. Feiner, as attorney-in-fact, does hereby sign this Report on behalf of each of such directors, in each case in the capacity of director, on the 16th day of March, 2006.

(Signed) STUART F. FEINER

Stuart F. Feiner, attorney-in-fact

Consent of Independent Auditors
     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-22435 and 33-50816), on Form S-8 (Nos. 33-71298, 333-7798, 333-13714, 333-98601 and 333-125955), on Form F-8 (No. 333-129218) and on Form F-10 (Nos. 333-13470, 333-12588, 333-104688 and 333-104687) of Inco Limited of our report dated February 28, 2006 relating to the financial statements, the financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting which appears in this Annual Report on Form 10-K. We also consent to the reference to us under the heading “Experts” in each such Registration Statement on Form S-3 and Form F-10.
PRICEWATERHOUSECOOPERS LLP
Chartered Accountants
Toronto, Ontario
March 16, 2006

INCO LIMITED
EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Exhibit
3(ii)(b)	Standing Resolution of the Board of Directors of Inco Limited as amended to July 18, 2005

10(o)	Loan Agreement dated December 22, 2005 between Inco Limited and a group of banks and financial institutions, including Morgan Stanley Senior Funding (Nova Scotia) Co., RBC Capital Markets, Goldman Sachs Canada Credit Partners Co. and The Bank of Nova Scotia, as lead arrangers, and Morgan Stanley Senior Funding (Nova Scotia) Co. and RBC Capital Markets, as joint book running managers, providing the Company with loan facilities in connection with the acquisition of Falconbridge, together with amendments dated January 31, 2006 and February 20, 2006, portions of which have been omitted pursuant to a request for confidential treatment.

21	Subsidiaries of Inco Limited

23(a)	Consents of Lawrence B. Cochrane, S. Nicholas Sheard and Olivier Tavchandjian, each as a Qualified Person named in this Report pursuant to National Instrument 43-101

23(b)	Consent of Independent Auditors

24(a)	Powers of Attorney

24(b)	Resolutions of the Board of Directors of Inco Limited

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99	Proxy Circular and Statement dated February 17, 2006 [1]

[1]	Portions of the Proxy circular and Statement are incorporated by reference in Part III of this Report.