Form 10-Q
period 2006-03-31
INCO LTD
filed 2006-05-10
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006
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
      Common Shares outstanding at March 31, 2006: 193,406,249 shares, no par value.
      * Notices and communications from the Securities and Exchange Commission may be sent to S.A. Fish, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7774.

Item 6.	Exhibits		30
	31.1.	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
	31.2.	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended
	32.1.	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Earnings
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

		(Restated)
(in millions of United States dollars except per share amounts)
Net sales	$1,211	$1,121

Costs and operating expenses
Cost of sales and other expenses, excluding depreciation and depletion	733	603
Depreciation and depletion	68	61
Selling, general and administrative	47	43
Research and development	8	7
Exploration	15	9
Currency translation adjustments	(3)	(5)
Interest expense	18	7

	886	725

Other income, net (Note 3)	8	1

Earnings before income and mining taxes and minority interest	333	397
Income and mining taxes (Note 4)	113	83

Earnings before minority interest	220	314
Minority interest	18	(3)

Net earnings	$202	$317

Net earnings per common share (Note 7)
Basic	$1.05	$1.68

Diluted	$0.91	$1.43

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Retained Earnings
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

		(Restated)
(in millions of United States dollars)
Retained earnings at beginning of period, as previously reported	$1,181	$390
Restatements (Note 2)	—	38

Retained earnings at beginning of year, as restated	1,181	428
Net earnings	202	317
Common dividends paid — $0.125 per share	(24)	—

Retained earnings at end of period	$1,359	$745

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2006	2005

(in millions of United States dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 13)	$751	$958
Accounts receivable	734	673
Inventories (Note 13)	1,105	996
Other	86	68

Total current assets	2,676	2,695
Property, plant and equipment (Note 13)	8,676	8,459
Accrued pension benefits asset	633	611
Deferred charges and other assets	266	245

Total assets	$12,251	$12,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$75	$122
Accounts payable	310	253
Accrued payrolls and benefits	210	221
Other accrued liabilities	524	533
Income and mining taxes payable	88	36

Total current liabilities	1,207	1,165
Deferred credits and other liabilities
Long-term debt	1,840	1,852
Deferred income and mining taxes	2,018	2,018
Accrued post-retirement benefits liability	744	732
Asset retirement obligation (Note 6)	169	168
Deferred credits and other liabilities	122	131

Total liabilities	6,100	6,066

Minority interest	768	761

Commitments and contingencies (Note 11)
Shareholders’ equity
Convertible debt (Note 9)	351	362

Common shareholders’ equity
Common shares issued and outstanding 193,406,249 (2005 — 192,237,394 shares) (Note 7)	3,034	3,000
Warrants (Note 10)	62	62
Contributed surplus (Note 14)	577	578
Retained earnings	1,359	1,181

	5,032	4,821

Total shareholders’ equity	5,383	5,183

Total liabilities and shareholders’ equity	$12,251	$12,010

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

		(Restated)
(in millions of United States dollars)
Operating activities
Earnings before minority interest	$220	$314
Items not affecting cash
Depreciation and depletion	68	61
Deferred income and mining taxes	17	(5)
Other	8	12
Contributions greater than post-retirement benefits expense	(10)	(14)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(61)	(12)
Inventories	(60)	(56)
Accounts payable and accrued liabilities	(12)	43
Income and mining taxes payable	55	(225)
Other	(23)	(27)

Net cash provided by operating activities	202	91

Investing activities
Capital expenditures	(337)	(226)
Other	(1)	—

Net cash used for investing activities	(338)	(226)

Financing activities
Repayments of long-term debt	(56)	(48)
Long-term borrowings	—	16
Common shares issued	10	20
Common dividends paid	(24)	—
Dividends paid to minority interest	(1)	(1)

Net cash used for financing activities	(71)	(13)

Net decrease in cash and cash equivalents	(207)	(148)
Cash and cash equivalents at beginning of period	958	1,076

Cash and cash equivalents at end of period	$751	$928

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in millions of United States dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation
      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada (see Note 15 for significant differences between Canadian GAAP and United States GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2.	Changes in Accounting Policies and Restatements

Earnings Per Share
      We adopted the Canadian Institute of Chartered Accountants Emerging Issues Committee Abstract No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings per Share, on a retroactive basis. The new abstract, which was effective for interim and annual periods beginning after October 1, 2005, requires that the effects of contingently convertible instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. There was no impact of adoption on 2005 first quarter earnings per share as the market price triggers on our contingently convertible debt were met for this period and thus the contingently convertible instruments were already included in the computation of diluted earnings per share.

Restatements
      Effective January 1, 2005, on a retroactive basis, we restated our minority interest and related current deferred income taxes to correct an error in the allocation of net earnings to minority interests. The impact on net earnings for the first quarter of 2005 was an increase of $4 million, or 2 cents per share. The cumulative adjustment to retained earnings to December 31, 2004 was an increase of $38 million.

Note 3.	Other Income, net
      Other income, net is comprised of the following:

	Three Months
	Ended
	March 31,

	2006	2005

Interest and dividend income	$7	$7
Loss from affiliates accounted for using the equity method	—	(1)
Net gain from derivative positions	2	—
Other	(1)	(5)

Other income, net	$8	$1

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 4.	Income and Mining Taxes
      The reconciliation between taxes at the combined federal-provincial statutory income tax rate in Canada and the effective income and mining tax rates was as follows:

	Three Months Ended
	March 31,

	2006	2005

		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rate	$122	$154
Resource and depletion allowances	(17)	(17)

Adjusted income taxes	105	137
Mining taxes	22	15

	127	152
Currency translation adjustments	(6)	(4)
Currency translation adjustments on long-term debt	(1)	(2)
Non-taxable (gains) losses	4	(11)
Foreign tax rate differences	(7)	(13)
Adjustment of prior year tax issues and tax rate changes	(2)	(42)
Other	(2)	3

Income and mining taxes	$113	$83

Note 5.	Post-retirement Benefits
      Employer contributions in respect of our defined benefit plans during the first quarter of 2006 were $46 million (2005: $46 million). For the year ending December 31, 2006, we currently expect that such employer contributions will amount to approximately $180 million.
      Post-retirement benefits expense included the following components:

			Post-retirement
			Benefits Other
	Pension Benefits		than Pensions

	Three Months Ended March 31,

	2006	2005	2006	2005

Service cost	$12	$10	$3	$2
Interest cost	42	41	15	14
Expected return on plan assets	(49)	(44)	—	—
Amortization of net actuarial and investment losses	19	16	6	4
Amortization of unrecognized prior service costs	4	3	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	28	26	24	20
Defined contribution pension expense	1	1	—	—

Post-retirement benefits expense	$29	$27	$24	$20

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 6.	Asset Retirement Obligation
      The following table shows the movement in the liability for our asset retirement obligation:

Amount

December 31, 2005	$171
Accretion expense	2
Liabilities settled	(1)

March 31, 2006	172
Current portion of asset retirement obligation	(3)

Long-term portion of asset retirement obligation	$169

      The balance at December 31, 2005 includes a current portion of $3 million.

Note 7.	Common Shares and Earnings per Common Share
      We are authorized to issue an unlimited number of Common Shares without nominal or par value. Changes in Common Shares were as follows:

	Number of
	Shares	Amount

December 31, 2005	192,237,394	$3,000
Options exercised	304,472	10
Warrants exercised	5,026	—
Shares issued under incentive plans	56,769	3
Shares issued on conversion of LYON Notes	802,588	19
Transfer from accrued liabilities in respect of stock appreciation rights exercised	—	2

March 31, 2006	193,406,249	$3,034

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,

	2006	2005

		(Restated)
Basic earnings per share computation
Numerator:
Net earnings applicable to common shares	$202	$317

Denominator:
Weighted-average common shares outstanding (in thousands)	192,704	188,398

Basic earnings per common share	$1.05	$1.68

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$202	$317
Dilutive effect of:
Convertible debt	1	—

Net earnings applicable to common shares, assuming dilution	$203	$317

Denominator:
Weighted-average common shares outstanding (in thousands)	192,704	188,398
Dilutive effect of:
Convertible debt	24,424	29,078
Stock options	1,049	561
Warrants	5,022	3,791

Weighted-average common shares outstanding, assuming dilution (in thousands)	223,199	221,828

Diluted earnings per common share	$0.91	$1.43

Note 8.	Financial Instruments
      During the first quarter of 2006, we purchased call option contracts in the aggregate amount of Cdn.$750 million, giving us the right but not the obligation to purchase Canadian dollars at a rate of $0.855, and sold put option contracts in the aggregate amount of Cdn.$500 million, giving the buyer the right but not the obligation to purchase Canadian dollars from us at an average rate of $0.833. We also entered into forward contracts to purchase Cdn.$336 million at an average rate of $0.859. In addition, we entered into derivative instruments covering up to a maximum of Cdn.$660 million. These instruments allow us to accumulate Canadian dollars on a daily basis over a defined period at a specified foreign exchange rate. However, the daily accumulation is subject to the Canadian dollar trading below specified Canadian dollar exchange rates. We have not applied hedge accounting for these financial instruments and, accordingly, adjustments to the fair value of these contracts amounting to a loss of $6 million have been recorded in other income, net.
      At December 31, 2005 and March 31, 2006, we had outstanding option contracts in respect of copper to which we apply hedge accounting. In respect of the second quarter of 2006, we have outstanding put option contracts, giving us the right but not the obligation to sell 13,800 tonnes of copper at an average price of $2,487 per tonne and outstanding call option contracts, giving the buyer the right but not the obligation to purchase 7,800 tonnes of copper from us at an average price of $3,400 per tonne during the same time period. In

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
respect of 2007, we have outstanding put option contracts, giving us the right but not the obligation to sell 58,992 tonnes of copper at an average price of $2,205 per tonne and outstanding call option contracts, giving the buyer the right but not the obligation to purchase 58,992 tonnes of copper from us at an average price of $2,988 per tonne during the same time period. In respect of 2008, we have outstanding put option contracts, giving us the right but not the obligation to sell 58,380 tonnes of copper at an average price of $2,254 per tonne and outstanding call option contracts, giving the buyer the right but not the obligation to purchase 48,384 tonnes of copper from us at an average price of $2,773 per tonne during the same time period. The option contracts for 2007 and 2008 mature evenly by month.

Note 9.	Convertible Debt
      Changes in the equity component of convertible debt were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2005	$92	$148	$122	$362
Tendered for conversion	(11)	—	—	(11)

March 31, 2006	$81	$148	$122	$351

Note 10.	Warrants
      Changes in warrants were as follows:

	Number of
	Warrants	Amount

December 31, 2005	11,016,017	$62
Warrants issued	13	—
Warrants exercised	(5,026)	—

March 31, 2006	11,011,004	$62

Note 11.	Commitments and Contingencies

(a)	Commitments
      The following table summarizes as of March 31, 2006 certain of our long-term contractual obligations and commercial commitments for each of the next five years and thereafter:

	Payments Due in

	2006	2007	2008	2009	2010	Thereafter

Purchase obligations(1)	$865	$531	$295	$232	$24	$25
Operating leases	27	30	19	12	9	43
Other	—	3	3	3	7	81

Total	$892	$564	$317	$247	$40	$149

(1)	These purchase obligations largely relate to the Goro project with the balance comprising routine orders to purchase goods and services at current operating locations.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(b)	Contingencies
      We are subject to routine claims and litigation incidental to our business, to various environmental proceedings, and to other litigation related to such business. Environmental proceedings currently pending or threatened against us include (1) a proceeding brought under the Ontario class action legislation covering claims relating to the alleged decline in property values in a community where we had operated a nickel refinery over the 1918-1984 period, (2) claims for personal injuries, (3) enforcement actions, (4) alleged violations of, including exceeding regulatory limits relating to discharges under, certain environmental or similar laws and regulations applicable to our operations in Canada and elsewhere and (5) certain claims dating back a number of years under the United States federal environmental law known as “Superfund” or “CERCLA”, as a potentially responsible party. We believe that the ultimate resolution of such proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operations.

Note 12.	Segment Information
      We are a leading producer of nickel and an important producer of copper, precious metals and cobalt. Our operations consist of the finished products segment, which comprises the mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, and the intermediates segment, which comprises the mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. In addition, we hold mineral claims and licenses for the Goro nickel-cobalt project under development in the French overseas territorial community (collectivité territoriale) of New Caledonia and have certain mineral deposits under development at Voisey’s Bay.
      Data by operating segments as of and for the periods indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended March 31,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Net sales to customers	$1,175	$1,087	$36	$34	—	—	—	—	$1,211	$1,121
Intersegment sales	—	—	146	137	—	—	(146)	(137)	—	—

Net sales	1,175	1,087	182	171	—	—	(146)	(137)	1,211	1,121

Earnings (loss) before income and mining taxes and minority interest by segment	312	348	63	85	—	—	(2)	(3)	373	430

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									33	32
Currency translation adjustments									(3)	(5)
Interest expense									18	7
Other income, net									(8)	(1)

Earnings before income and mining taxes and minority interest									333	397

Identifiable assets at March 31, 2006 and December 31, 2005	$6,718	$6,586	$1,588	$1,568	$2,973	$2,798	$(48)	$(46)	$11,231	$10,906

Other assets									1,020	1,104

Total assets at March 31, 2006 and December 31, 2005									$12,251	$12,010

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 13.	Supplemental Information
      The following represents certain supplemental information in connection with our Consolidated Balance Sheet:

	March 31,	December 31,
	2006	2005

Cash	$279	$342
Cash equivalents	472	616

Cash and cash equivalents	$751	$958

Finished metals	$293	$259
In-process metals	677	608
Supplies	135	129

Inventories	$1,105	$996

Property, plant and equipment, at cost	$13,529	$13,205
Accumulated depreciation and depletion	4,853	4,746

Property, plant and equipment, net	$8,676	$8,459

      Capitalized interest costs included in capital expenditures were $16 million in the first three months of 2006 (2005: $24 million).

Note 14.	Stock Compensation Plans
      For the three months ended March 31, 2006, an expense of $1 million (2005: $3 million) was charged to earnings with an equivalent offset credited to contributed surplus to reflect the vested portion of the fair value of stock options granted to employees in 2005. For the first three months of 2006, a transfer of $2 million (2005: $3 million) was made from contributed surplus to common shares in respect of exercised options. No options were granted during the first three months of 2006. For 2005, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2005

Stock price at grant date	$39.67
Exercise price	$39.67
Weighted-average fair value of options granted during the period	$12.21
Expected life of options (years)	3.6
Expected dividend yield	—%
Expected stock price volatility	34.8%
Risk-free interest rate	3.6%

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 15.	Significant Differences Between Canadian and United States GAAP
      Our unaudited consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and United States GAAP, insofar as they affect our consolidated financial statements, are discussed below.
      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under United States GAAP:

Three Months Ended March 31,	2006	2005

		(Restated)
Net earnings — Canadian GAAP	$202	$317
Increased post-retirement benefits expense (a)	(19)	(16)
Increased research and development expense (b)	(7)	(6)
Increased exploration expense (c)	(1)	—
Increased interest expense (d)	(3)	(5)
Unrealized net gain (loss) on derivative instruments (e)	16	(9)
Currency translation gains (f)	—	6
Increased depreciation and depletion expense (g)	(3)	—
Decreased minority interest expense	—	7
Taxes on United States GAAP differences	5	2

Net earnings — United States GAAP	190	296

Other comprehensive income (loss) (i):
Reclassification of net (gain) loss on derivatives designated as cash flow hedges (e)	15	(3)
Change in fair value of derivatives designated as cash flow hedges (e)	(147)	3
Unrealized gain on long-term investments (h)	13	5
Taxes on other comprehensive income (loss)	39	(1)

Other comprehensive income (loss) (i)	(80)	4

Comprehensive earnings (i)	$110	$300

Net earnings per share — Basic	$0.99	$1.57

Net earnings per share — Diluted	$0.86	$1.34

(a)	Post-retirement Benefits
      For Canadian GAAP reporting purposes, we amortize the excess of the net unrecognized actuarial and investment gains and losses, if such gain or loss is over 10 per cent, of the greater of (i) the post-retirement benefits obligation and (ii) the fair value of plan assets. Such excess is amortized over the expected average remaining service life of employees. For United States reporting purposes, we amortize net unrecognized actuarial and investment gains and losses systematically over the expected average remaining service life of employees. Reference is made to a discussion concerning restatements below.
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
      Under Canadian GAAP, convertible debt is bifurcated between debt and equity, the equity portion representing the value of the holder conversion options. Under United States GAAP, convertible debt would be accounted for as debt and, accordingly, the measurement of interest and the amortization of debt issuance costs are not the same. Also, for United States GAAP, the convertible debt is classified as current debt in the twelve month periods in advance of the special conversion dates and as long-term debt during the remainder of its term.
      Under United States GAAP, each of our convertible debt securities meets the conditions necessary as set out in paragraphs 12-33 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for the embedded conversion option to be exempt from the requirement to be treated as a derivative under SFAS No. 133.

(e)	Accounting for Derivatives
      Under United States GAAP, most derivative contracts, whether designated as effective hedging relationships or not, are required to be recorded on the balance sheet at fair value. Under Canadian GAAP, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. Under United States GAAP, if a portion of a derivative contract is excluded for purposes of effectiveness testing, such as time value, the value of such excluded portion is included in earnings. Under Canadian GAAP, the excluded portion is not included in earnings if the derivative contract is otherwise determined to be effective. The requirements for documentation and effectiveness testing, however, are substantially the same under both Canadian and United States GAAP.

(f)	Currency Translation Gains (Losses)
      The principal unrealized non-cash currency translation adjustments included in the determination of earnings arose from the translation into United States dollars of the Canadian dollar denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. For Canadian GAAP reporting purposes, these unrealized non-cash translation gains and losses have been deferred and included in property, plant and equipment as part of development costs in respect of the Voisey’s Bay mineral properties in the development phase. Capitalization of such gains and losses ceases when the development phase of the mineral properties are substantially complete and ready for use.
      In 2005, although not significant, for comparative purposes, we restated our prior period currency translation gains and losses to also include the currency translation gains and losses on other foreign currency denominated

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
assets and liabilities as determined under United States GAAP, primarily post-retirement benefits and the corresponding tax balances.

(g)	Depreciation and depletion
      In 2002, we recorded an asset impairment charge in respect of our Voisey’s Bay project. At the time, United States and Canadian GAAP had a difference which resulted in a larger asset impairment charge for United States GAAP. Consequently, our property, plant and equipment in respect of the Voisey’s Bay project under United States GAAP reporting is lower than that under Canadian GAAP. Also U.S. GAAP requires the expensing of start-up costs and the commencement of depreciation and depletion when the asset is available for use. Under Canadian GAAP, start-up costs are capitalized and depreciation and depletion begins when commercial production is achieved. As a result, such costs are higher under U.S. GAAP than under Canadian GAAP during the initial production period.

(h)	Investments
      United States GAAP for equity investments, set out in SFAS No. 115, requires that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

(i)	Comprehensive Income
      United States GAAP for reporting comprehensive income is set out in SFAS No. 130. Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments and gains and losses on derivative instruments. For Canadian GAAP reporting purposes, there is currently no requirement to record other comprehensive income.

(j)	Supplemental Information
      Changes in retained earnings (deficit) and accumulated other comprehensive loss under United States GAAP were as follows:

Three Months Ended March 31,	2006	2005

		(Restated)
Deficit at beginning of period, as previously reported	$(100)	$(665)
Restatements	—	(6)

Deficit at beginning of period, as restated	(100)	(671)
Net earnings	190	296
Common dividends paid	(24)	—

Retained earnings (deficit) at end of period	$66	$(375)

Accumulated other comprehensive loss at beginning of period, as previously reported	$(641)	$(589)
Restatements	—	99

Accumulated other comprehensive loss at beginning of period, as restated	(641)	(490)
Other comprehensive income (loss)	(80)	4

Accumulated other comprehensive loss at end of period	$(721)	$(486)

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(k)	Recent Accounting Pronouncements
      Effective January 1, 2006, we adopted, for United States GAAP reporting purposes, Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. The primary impact on us is the elimination of the intrinsic value method for valuing stock-based employee compensation which will impact the manner in which expense is determined for stock appreciation rights. As we adopted the fair value method in 2003 and ceased issuing stock appreciation rights in 2004, the adoption did not have a significant impact on earnings and no significant difference is reported herein.

Restatements
      We have restated our prior period results to reflect currency translation gains and losses on other foreign currency denominated assets and liabilities as determined under United States GAAP, primarily post-retirement benefits and the corresponding tax balances. Previously, these currency translation effects were not recorded due to their insignificance but they have become more significant due to the continued strengthening of the Canadian dollar. The impact of this restatement for the first quarter of 2005 was nil. However, the subsequent quarters in 2005 were affected by this change as currency rates fluctuated more significantly during latter periods. Also, we have corrected an error in the determination of post-retirement benefits expense. Post-retirement benefits expense was increased by $5 million and the related tax recovery was increased by $1 million for the first quarter of 2005.

Note 16.	Outstanding Offer to Purchase Falconbridge Limited
      Inco Limited announced on October 11, 2005 an offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid. On October 24, 2005 Inco mailed its offer to purchase to Falconbridge common shareholders together with the related take-over bid circular (“Offer Documents”). Inco has offered Cdn. $34.00 in cash or 0.6713 of an Inco Common Share plus Cdn. $0.05 in cash for each Falconbridge common share. Under the terms of the offer, the maximum amount of cash to be paid by us is approximately Cdn. $2.87 billion, and the maximum number of our common shares to be issued is approximately 201 million. The consideration payable under the offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The offer is subject to certain conditions of completion, including receipt of all necessary regulatory clearances and acceptance of the offer by Falconbridge common shareholders owning not less than 66 2/3% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the offer have been met (or waived by Inco) and Inco has taken up and paid for at least 66 2/3 % of Falconbridge’s common shares as described in the Offer Documents, Inco currently expects, but is not required, to take certain steps to acquire all of the remaining outstanding Falconbridge common shares.
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
      Reference should also be made to Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for information on the definitive loan agreements relating to the financing of the cash portion of our offer.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 17.	Subsequent Events

(a)	Actions Against Goro Nickel Development Project
      On the evening of April 1, 2006 protesters committed a series of actions against the Company’s Goro Nickel development project in New Caledonia. Various public roads leading to the Goro Nickel project site were blocked and trucks, excavators and building materials were vandalized. In addition, the main water supply to the project site was cut off and pipes that were to have been used in the water supply pipeline to the project were damaged. French military police were mobilized to remove the protesters and secure the site, having particular regard to the safety of workers. The construction site was shut down over a three-week period, with a phased remobilization that commenced in late April.
      The Company is currently assessing the extent of the damage to the site and estimating the remediation and other costs to the project which will be attributable to these actions. The Company is also currently assessing the extent to which these actions will affect the schedule for the completion of the project.

(b)	Construction of New UTILITY® Nickel Plant in China
      On May 5, 2006, we confirmed our plans to proceed with the construction of a new facility in Dalian, Liaoning Province, China for the production of UTILITY nickel, a refined form of nickel product for the special needs of the stainless steel industry. The new plant will have a nominal capacity of 32,000 tonnes per year. Feed for the new plant, consisting of intermediate forms of nickel, will be supplied by our Goro Nickel project in New Caledonia and other sources. Construction work on the $63 million facility is expected to commence in the third quarter of 2006, with commissioning expected to take place in the first half of 2008.

(c)	Announcement of Unsolicited Offer by Teck Cominco
      On May 8, 2006, we reviewed a press release issued on that day by Teck Cominco Limited (“Teck Cominco”) indicating that Teck Cominco intends to make an unsolicited offer to purchase all of the outstanding common shares of the Company. The formal offer documents are not yet available. Teck Cominco has announced that its offer will be subject to a number of conditions, including that our announced takeover bid for Falconbridge shall have been withdrawn or terminated without any shares of Falconbridge having been purchased pursuant to such bid. We remain committed to our transaction with Falconbridge and to meeting our obligations under the support agreement between Inco and Falconbridge related to such transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes as of and for the three-month period ended March 31, 2006, which are expressed in United States dollars and prepared in accordance with Canadian GAAP. Canadian GAAP generally conforms with GAAP in the United States except as explained in Note 15. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report on Form 10-K”), which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business
      We are a leading producer of nickel, a hard, malleable metal which, given its properties and wide range of applications, can be found in thousands of products. We are also an important producer of copper, precious metals and cobalt and a major producer of value-added specialty nickel products. We also produce sulphuric acid and liquid sulphur dioxide as by-products from our processing operations in Sudbury, Ontario. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba, Voisey’s Bay in Newfoundland and Labrador, and, through a subsidiary in which we have an equity interest of approximately 61 per cent, PT International Nickel Indonesia Tbk (“PT Inco”), on the Island of Sulawesi, Indonesia. We also operate additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in the following Asian countries: in Japan, through Inco TNC Limited, in which we have an equity interest of approximately 67 per cent; in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9 per cent; and in South Korea, through Korea Nickel Corporation, in which we have an equity interest of 25 per cent. In addition, we have a 65 per cent equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We also have two joint venture operations in China that produce nickel foam products for the Asian battery market: Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have a total direct and indirect equity interest of 81.6 per cent, and Inco Advanced Technology Materials (Shenyang) Co., Ltd., in which we have a total direct and indirect equity interest of 82 per cent. In March 2005, Shenyang acquired substantially all of the assets which represented the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. We also have a shearing and packaging operation in China for certain nickel products to meet the specific needs of this geographic market.
      Our business consists of three segments, our (i) finished products segment, representing our mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, our refining operations in the United Kingdom and interests in the refining operations in Japan and other Asian countries referred to above, (ii) intermediates segment, which represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market and (iii) development projects segment. In the fourth quarter of 2005, production of nickel and copper concentrates at the initial phase, consisting of an open-pit mine and concentrator and related facilities, of our Voisey’s Bay project, operated by our wholly-owned subsidiary, Voisey’s Bay Nickel Company Limited, started and, accordingly, the assets relating to the initial phase of the Voisey’s Bay project were reclassified from the development projects segment to the finished products segment. Voisey’s Bay produces nickel concentrates for processing by our Ontario and Manitoba operations, as well as copper concentrates for sale to third parties. As part of our strategy to be the world’s lowest cost and most profitable nickel producer, we are currently developing our Goro project in New Caledonia in which we currently hold an approximate 72 per cent equity interest.

Key Factors Affecting Our Business
      The price of nickel has represented, and is currently expected to continue to represent, the principal determinant of our profitability and cash flow from operations. Accordingly, our financial performance has been, and is expected to continue to be, closely linked to the price of nickel and, to a lesser extent, the price of copper and other primary metals produced by us. Historically, the demand for nickel has been closely correlated to industrial production in the world’s major industrialized regions, in particular North America and Europe and more recently Asia, and we expect this correlation to continue.

Recent Nickel Market and Other Developments
      During the first quarter of 2006, the London Metal Exchange (“LME”) benchmark cash nickel price rose, averaging $14,811 per tonne ($6.72 per pound), compared with a fourth quarter 2005 average of $12,628 per tonne ($5.73 per pound). We believe that this rise was due principally to a sharp recovery in the production of nickel-containing stainless steel, the principal end-use for primary nickel. This upturn in LME cash nickel prices has continued over the April 1 — May 8, 2006 period, with this benchmark price averaging $18,252 per tonne ($8.28 per pound) for this period. The LME cash nickel price began the first quarter at $13,380 per tonne ($6.07 per pound). Nickel prices for the quarter peaked at $15,340 per tonne ($6.96 per pound) on March 31, 2006 and the average LME cash nickel price for the month of March was $14,897 per tonne ($6.76 per pound), down slightly from the February average of $14,979 per tonne ($6.79 per pound). The average LME cash nickel price for the month of January was the lowest calendar monthly average for the quarter at $14,555 per tonne ($6.60 per pound).
      Driven by stronger global economic growth, nickel demand strengthened in the first quarter of 2006. The oversupply condition that existed in terms of the excess production of nickel-containing stainless steel during the second half of 2005 has ended, and producers are ramping up stainless steel output to meet stronger stainless steel demand. Stainless steel prices have improved significantly and continue to rise. In line with this sharp recovery in the stainless steel market and hence nickel demand, LME cash nickel prices have been rising and this has been accompanied by decreases in LME nickel stocks/ inventory. We currently believe that the market is likely to remain strong throughout the balance of 2006 led by a recovery in stainless steel production. During the first quarter of 2006, there was continued strong demand for nickel from a number of non-stainless steel applications, including the aerospace, oil and gas and plating markets. Nickel demand is likely to continue to be relatively strong, subject to ongoing nickel price volatility, and we believe that nickel market conditions will be relatively tight for the balance of 2006.
      We announced on October 11, 2005 an offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid. On October 24, 2005 we mailed our offer to Falconbridge common shareholders together with a related take-over bid circular (“Offer Documents”). We have offered Cdn. $34.00 in cash or 0.6713 of an Inco Common Share plus Cdn. $0.05 in cash for each Falconbridge common share. Under the terms of this offer, the maximum amount of cash to be paid by us is approximately Cdn. $2.87 billion, and the maximum number of our common shares to be issued is approximately 201 million. The consideration payable under the offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The offer is subject to certain conditions of completion, including receipt of all necessary regulatory clearances and acceptance of the offer by Falconbridge common shareholders owning not less than 66 2/3% of Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the offer have been met (or waived by Inco) and Inco has taken up and paid for at least 66 2/3 % of Falconbridge’s common shares as described in the Offer Documents, Inco currently expects, but is not required, to take certain steps to acquire all of the remaining outstanding Falconbridge common shares. On December 8, 2005, January 27, 2006 and on February 21, 2006 we announced extensions of our offer to allow more time for the receipt of all necessary regulatory clearances. The offer is currently open for acceptance until June 30, 2006.

Results of Operations

Earnings Summary
      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended
	March 31,

	2006	2005

		(Restated)
Net sales	$1,211	$1,121
Net earnings	202	317
Net earnings per common share
— basic	1.05	1.68
— diluted	0.91	1.43
Cash provided by operating activities	202	91
      The decrease in net earnings for the first quarter of 2006 compared with the first quarter of 2005 was primarily the result of (1) higher production costs and other operating expenses, (2) an increase in interest expense in the first quarter of 2006 (primarily because no interest in respect of the Voisey’s Bay project has been capitalized since the mine, concentrator and related facilities commenced commercial production in late 2005), (3) lower deliveries of copper and PGMs and (4) lower realized selling prices for nickel and cobalt. These factors were partially offset by the benefit of (1) higher average realized selling prices for copper and PGMs and (2) higher deliveries of Inco-source nickel. In addition, the first quarter of 2005 benefited from two special items being income tax benefits of $45 million related to prior periods and a $25 million favourable adjustment to minority interest in respect of Goro Nickel S.A.S.
      Our net earnings and nickel unit cash cost of sales before and after by-product credits have been and are expected to continue to be affected by changes in the Canadian dollar-U.S. dollar exchange rate. We estimate that for every $0.01 change, up or down, in the Canadian-U.S. dollar exchange rate over the course of a year, our basic net earnings would change by approximately $0.06 per share.
      The following table sets forth the high and low exchange rates for one U.S. dollar expressed in Canadian dollars for each period indicated, the average of such exchange rates and the exchange rate at the end of such period, in each case, based upon the noon buying rates as quoted by the Bank of Canada;

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

High	1.1726	1.2566
Low	1.1322	1.1987
Rate at end of period	1.1671	1.2096
Average rate for period	1.1547	1.1987

      The following bar chart reflects the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (with the unfavourable factors shown in parentheses), affecting our first quarter of 2006 net earnings compared with the first quarter of 2005, with the starting point (first bar on the left) of the applicable chart being the level of net earnings for the first quarter of 2005:
Principal factors affecting 2006 first quarter net earnings in comparison with 2005 first quarter net earnings

In millions of dollars

Net Sales
      Net sales in the first quarter of 2006 increased by eight per cent compared with the first quarter of 2005. The impact of an increase in our nickel deliveries and an increase in our average realized selling price for copper and PGMs was partially offset by lower average realized selling prices for nickel and cobalt and lower deliveries of copper and PGMs. During the first quarter of 2006, we sold 11,700 tonnes of copper covered by derivatives which effectively fixed a maximum price realization to us of $3,400 per tonne ($1.54 per pound). Consequently, although our average selling price for copper for the first quarter of 2006 exceeded 2005, it was below the average market price.
      Net sales to customers by product were as follows:

	Three Months Ended
	March 31,

	2006	2005

Primary nickel	$956	$894
Copper	133	110
Precious metals	72	69
Other	50	48

	$1,211	$1,121

      The following two bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:
Average realized and LME cash prices for nickel and copper

In dollars per pound
First Quarter
      Deliveries of Inco-source nickel, including finished nickel produced from purchased intermediates, purchased nickel in finished form, copper and platinum-group metals (“PGMs”) for the periods indicated are shown in the following two bar charts:
Deliveries

Nickel and copper in millions of pounds

PGMs in thousands of troy ounces
First Quarter

Cost of Sales and Other Expenses
      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended
	March 31,

	2006	2005

Production — Nickel in all forms (tonnes)	61,439	55,507
Nickel unit cash cost of sales before by-product credits(1)
— per tonne	$6,923	$6,371
— per pound	3.14	2.89
Nickel unit cash cost of sales after by-product credits(1)
— per tonne	$5,710	$5,600
— per pound	2.59	2.54
Finished nickel inventories at end of period (tonnes)	25,008	28,937

(1)	Nickel unit cash cost of sales before and after by-product credits includes costs for Inco-source and purchased nickel intermediate feed processed at our Canadian operations and excludes purchased nickel intermediate feed tolled by third parties.
      The increase in nickel unit cash cost of sales before by-product credits in the first quarter of 2006 compared with the first quarter of 2005 was due to (1) a higher average Canadian — U.S. dollar exchange rate that adversely affected our costs, (2) higher costs for energy, (3) higher spending on supplies and (4) higher employment costs which were partially offset by the benefits of (1) lower volumes of purchased intermediate nickel feed processed at our Canadian operations and (2) the favourable impact on unit costs of higher nickel production. The increase in nickel unit cash cost of sales after by-product credits in the first quarter of 2006 compared with 2005 was due to higher nickel unit cash cost of sales before by-product credits partially offset by higher by-product credits. The increase in by-product credits was due to the positive impact of higher copper and PGMs selling prices, which was partially offset by the negative impact of lower copper and PGMs deliveries and lower selling prices for cobalt.
      We expect to continue to use, at least in 2006, purchased nickel intermediate feed to increase processing capacity utilization at our Ontario and Manitoba operations. The cost of purchased nickel intermediate feed is higher than that of our own mine production and while such costs increase as the prevailing LME cash nickel or other benchmark prices increase, the price realizations on such purchased nickel intermediate feed increase correspondingly resulting in margins on these purchases remaining relatively unchanged.
      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP for the periods indicated is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales to Canadian GAAP Cost of Sales” below.
      Nickel production increased to 61,439 tonnes (135 million pounds) in the first quarter of 2006 compared with 55,507 tonnes (122 million pounds) in the first quarter of 2005. The increase in nickel production in 2006 was primarily due to the commencement of production of Voisey’s Bay in December 2005 and increases in tolled production of purchased intermediate nickel feeds. In addition, there was an increase in production at our Ontario Operations as a result of good performance at the nickel refineries in Sudbury and Clydach. Finished production from our Voisey’s Bay concentrate through our Canadian operations was 1,412 tonnes (three million pounds) in the first quarter of 2006 and is expected to increase in the second quarter of 2006.

Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits
      The following bar chart shows the key factors (in dollars or cents per pound) both favourable and unfavourable (favourable factors are shown in parentheses) affecting our first quarter of 2006 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being the nickel unit cash cost of sales after by-product credits for the first quarter of 2005:
Nickel Unit Cash Cost of Sales after by-product credits

In dollars or cents per pound
First Quarter 2006 compared with First Quarter 2005

Exploration
      Exploration expenditures increased by $6 million in the first quarter of 2006 to $15 million due to higher spending at our Ontario, Manitoba and PT Inco operations and higher spending in Australia.

Income and Mining Taxes
      Our effective tax rate for the first quarter of 2006 of 34 per cent was lower than the combined statutory income and mining tax rate in Canada of about 37 per cent. The lower rate is primarily due to the benefit of earnings in lower tax rate jurisdictions.

Intermediates Segment
      Our intermediates segment comprises the mining and the processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel-in-matte averaged $11,136 per tonne ($5.05 per pound) in the first quarter of 2006, compared with $11,344 per tonne ($5.15 per pound) in the first quarter of 2005. Under PT Inco’s long-term U.S. dollar-denominated sales contracts, the selling price of its nickel-in-matte is determined by a formula based on the LME cash nickel price for nickel. Nickel-in-matte production for the first quarter of 2006 was 17,400 tonnes (38.3 million pounds), compared with 17,300 tonnes (38.1 million pounds) in the first quarter of 2005. PT Inco’s unit cash cost of sales rose by 27% to $6,085 per tonne ($2.76 per pound) in the first quarter of 2006 from $4,784 per tonne ($2.17 per pound) in the first quarter of 2005 due to an increase in the heavy sulphur fuel oil price to an average of $47.19 per barrel for the first quarter of 2006 from an average of $30.46 per barrel in the first quarter of 2005 and to increased supplies expense as a result of a scheduled maintenance shutdown in the first quarter of 2006.
      In addition, during the first quarter of 2006, the diesel price more than doubled to $0.52 per litre from $0.23 per litre in the first quarter of 2005. Given the current high nickel price environment, PT Inco has been using relatively expensive fuel-fired power when sufficient low-cost hydroelectricity is unavailable, in order to maximize production.

Cash Flows, Liquidity and Capital Resources
      The following bar chart presents the principal sources and uses of cash and cash equivalents for the first quarter of 2006 (uses of cash are shown in parentheses) with the starting point (first bar on the left) being the balance of cash and cash equivalents as at December 31, 2005:
Principal Sources and Uses of Cash in the First Quarter of 2006

(in millions of dollars)
      Net cash provided by operating activities in the first quarter of 2006 was $202 million, compared with $91 million in the first quarter of 2005. The increase in net cash provided by operating activities was primarily due to lower tax payments in the first quarter of 2006 partially offset by lower net earnings in the first quarter of 2006 as discussed above. Tax payments of $245 million in respect to the 2004 taxation year were made in the first quarter of 2005. In the first quarter of 2006, no significant tax payments were required in respect of the 2005 taxation year.
      Net cash used for investing activities was $338 million in the first quarter of 2006 compared with $226 million in the first quarter of 2005. The increase was primarily due to (1) higher capital spending, mainly in respect of our Goro project and (2) higher capital expenditures at our Canadian operations and at PT Inco, partially offset by lower capital spending for our Voisey’s Bay project.
      Net cash used for financing activities for the first quarter of 2006 was $71 million which is primarily comprised of (1) the final principal repayments in respect of PT Inco’s loan and (2) common share dividends partially offset by the cash received in respect of the issuance of common shares pursuant to the Company’s stock option plans.
      At March 31, 2006, cash and cash equivalents were $751 million, down from $958 million at December 31, 2005, primarily reflecting cash outflows for capital expenditures for our growth projects and our operations. Total debt was $1,915 million at March 31, 2006, compared with $1,974 million at December 31, 2005. Total debt as a percentage of total debt plus shareholders’ equity was 26 per cent at March 31, 2006, compared with 28 per cent at December 31, 2005.
      On April 19, 2006 Inco’s Board of Directors declared a quarterly dividend on our Common Shares of $0.125 per share, payable June 1, 2006 to shareholders of record as of May 15, 2006.
      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, plan to contribute approximately $180 million to such plans for 2006. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for 2006 and for future years.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements
      As discussed in our Annual Report on Form 10-K, we have also arranged financing sufficient to fund the cash portion of the offer we have made to purchase all of the common shares of Falconbridge.
      Reference is made to “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2005 Annual Report on Form 10-K for a summary of our derivative instrument positions, which includes the derivative positions which we have to hedge a portion of our copper sales as discussed in Note 8.

Contractual Obligations
      A summary of our long-term contractual obligations and commitments for each of next five years is included in Note 11 to our consolidated financial statements in Item 1 above.
Critical Accounting Policies and Estimates
      Reference is made to our 2005 Annual Report on Form 10-K.
Accounting Changes
      No changes to generally accepted accounting principles in Canada were made during the first quarter of 2006 which would have a significant impact on our consolidated financial statements.
Non-GAAP Financial Measure
      We have referred to nickel unit cash cost of sales before and after by-product credits in the Management’s Discussion and Analysis of Financial Condition and Results of Operations because we understand that certain investors use this information to assess our performance and also determine our ability to generate cash flow. The inclusion of these two unit cost measurements, nickel unit cash cost of sales before and after by-product credits, enables investors to better understand our year-to-year changes in production costs using metrics that reflect our key ongoing cash production costs which, in turn, affect our profitability and cash flows. These non-GAAP measurements capture all of the important cash components of our production and related costs. The reason for providing the nickel unit cash cost of sales on the basis of before as well as after by-product credits is to allow investors to see the impact on these metrics of changes in copper, cobalt and precious metals contributions which have historically been driven largely by the prices for these metals. In addition, management utilizes these metrics as an important management tool to monitor cost performance of our key operations relative to planned and prior period results. These measurements are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian GAAP.

      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:
Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months
	Ended March 31,

	2006	2005
(In millions of U.S. dollars except pound and per pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$733	$603
By-product costs	(158)	(164)
Purchased finished and tolled nickel	(99)	(69)
Delivery expense	(10)	(9)
Other businesses cost of sales	(9)	(10)
Non-cash items(1)	(10)	(7)
Remediation, demolition and other related expenses	(9)	(7)
Adjustments associated with affiliate transactions	(27)	9
Other	(19)	(2)

Nickel cash cost of sales before by-product credits(2)	392	344
By-product net sales	(226)	(206)
By-product costs	158	164

Nickel cash cost of sales after by-product credits(2)	$324	$302

Inco-source nickel deliveries (millions of pounds)	125	119

Nickel unit cash cost of sales before by-product credits per pound	$3.14	$2.89

Nickel unit cash cost of sales after by-product credits per pound	$2.59	$2.54

(1)	Representing principally post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for Inco-source and purchased nickel intermediate feed processed at our Canadian operations and excludes purchased nickel intermediate feed tolled by third parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
      The uncertain political situation in Indonesia could adversely affect PT Inco’s ability to operate and, accordingly, our business, results of operations, financial condition and prospects. The possible transition of New Caledonia to independence in the future could adversely affect the Goro project. As a result of advisories issued in May 2004 by the Canadian and Australian governments covering security and other concerns in the province where PT Inco’s operations are located and other developments, we implemented a number of actions to address these developments and to protect the safety of PT Inco’s personnel and facilities. While these developments and our response to them did not adversely affect PT Inco’s operations, we cannot predict whether new or additional governmental security or other advisories or similar developments could adversely affect PT Inco’s operations.
      While global demand for nickel continues to be the most important determinant of our profitability and cash flows, our financial results are also very much affected by changes in the costs we incur to produce nickel and our other metals.
      Reference is made to our 2005 Annual Report on Form 10-K for a discussion of market and other risks applicable to our business.

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

Cautionary Notice Regarding Forward-Looking Statements
      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) our offer to acquire all of the common shares of Falconbridge Limited and the financing required therefor, (ii) nickel demand and supply in the global nickel market for the second quarter of 2006 and into 2007, the supply of secondary or nickel-containing recycled or scrap material, and nickel demand in China and other geographical and end-use markets, including for nickel-containing stainless steels, for nickel for 2006 and into 2007; (iii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iv) capital expenditures; (v) changes in pension contributions to our pension plans and pension expense; (vi) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and sources of financing and agreements and other arrangements for our Goro project with the three provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; and (vii) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction, start-up/commissioning and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the timing, steps to be taken and completion of our offer to acquire all of the common shares of Falconbridge Limited, including the financing required for the offer, (b) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (c) changes in exchange rates and interest rates and investment performance of pension assets, (d) political unrest or instability in countries such as Indonesia, (e) the ramp-up of our Voisey’s Bay project, (f) our Goro project’s scope and schedule and the other key aspects of this project, and (g) the timing of receipt of all necessary permits and regulatory approvals, the engineering and construction timetables for our development projects, and other agreements and arrangements with parties or local communities having an interest in or otherwise being associated with our Goro project. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In the first quarter of 2006, a total of 802,588 Common Shares were issued on the conversion of our LYON Notes. These Common Shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by section 3(a)(9) of such Act. The Company did not receive any separate consideration upon conversion. The Company did not issue any other securities that were not registered under the Securities Act of 1933 in the first quarter of 2006.

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

Inco Limited

Date: May 10, 2006	By: /s/ S. A. Fish S.A. Fish Executive Vice-President, General Counsel and Secretary

Date: May 10, 2006	By: /s/ R. A. Lehtovaara R. A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) of the U.S. Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002