Form 10-Q
period 2006-06-30
INCO LTD
filed 2006-07-26
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006
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
      Common Shares outstanding at June 30, 2006: 199,587,144 shares, no par value.
      * Notices and communications from the Securities and Exchange Commission may be sent to Simon A. Fish, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7774.

TABLE OF CONTENTS

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements		2
	Consolidated Statement of Earnings (Unaudited) — Three and Six Months Ended June 30, 2006 and 2005		2
	Consolidated Statement of Retained Earnings (Unaudited) — Six Months Ended June 30, 2006 and 2005		3
	Consolidated Balance Sheet (Unaudited) — June 30, 2006 and December 31, 2005		4
	Consolidated Statements of Cash Flows (Unaudited) — Three and Six Months Ended June 30, 2006 and 2005		5
	Notes to Consolidated Financial Statements (Unaudited)		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		40
Item 4.	Controls and Procedures		41

PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		42
Item 6.	Exhibits		42
	10.1	Amendment letter dated June 25, 2006 between Inco Limited and Morgan Stanley Senior Funding (Nova Scotia) Co., RBC Capital Markets, Goldman Sachs Canada Credit Partners Co. and The Bank of Nova Scotia, as lead arrangers, amending the Loan Agreement dated as of December 22, 2005
	31.1.	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002
	31.2.	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002
	32.1.	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
(in millions of U.S. dollars except per share amounts)
Net sales	$1,814	$1,194	$3,025	$2,315

Costs and operating expenses
Cost of sales and other expenses, excluding depreciation and depletion	1,021	616	1,754	1,219
Depreciation and depletion	83	64	151	125
Selling, general and administrative	84	49	131	92
Research and development	9	7	17	14
Exploration	15	11	30	20
Currency translation adjustments	64	1	61	(4)
Interest expense	15	5	33	12
Asset impairment charge	—	25	—	25

	1,291	778	2,177	1,503

Other income, net (Note 3)	98	2	106	3

Earnings before income and mining taxes and minority interest	621	418	954	815
Income and mining taxes (Note 4)	126	168	239	251

Earnings before minority interest	495	250	715	564
Minority interest	23	30	41	27

Net earnings	$472	$220	$674	$537

Net earnings per common share (Note 7)
Basic	$2.40	$1.16	$3.46	$2.85

Diluted	$2.11	$0.99	$3.03	$2.41

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Retained Earnings
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

		(Restated)
(in millions of U.S. dollars)
Retained earnings at beginning of period, as previously reported	$1,181	$390
Change in accounting policy (Note 2)	—	38

Retained earnings at beginning of period, as restated	1,181	428
Net earnings	674	537
Common dividends paid	(49)	(19)

Retained earnings at end of period	$1,806	$946

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2006	2005

(in millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 14)	$690	$958
Accounts receivable	1,169	673
Inventories (Note 14)	1,254	996
Other	118	68

Total current assets	3,231	2,695
Property, plant and equipment (Note 14)	8,983	8,459
Accrued pension benefits asset	686	611
Deferred charges and other assets (Note 15)	309	245

Total assets	$13,209	$12,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Note 8)	$77	$122
Accounts payable	285	253
Accrued payrolls and benefits	236	221
Other accrued liabilities	705	533
Income and mining taxes payable	227	36

Total current liabilities	1,530	1,165
Deferred credits and other liabilities
Long-term debt (Note 8)	1,844	1,852
Deferred income and mining taxes	2,011	2,018
Accrued post-retirement benefits liability	793	732
Asset retirement obligation (Note 6)	174	168
Deferred credits and other liabilities	114	131

Total liabilities	6,466	6,066

Minority interest	828	761

Commitments and contingencies (Note 12)
Shareholders’ equity
Convertible debt (Note 10)	262	362

Common shareholders’ equity
Common shares issued and outstanding 199,587,144 (2005 — 192,237,394 shares) (Note 7)	3,211	3,000
Warrants (Note 11)	60	62
Contributed surplus (Note 16)	576	578
Retained earnings	1,806	1,181

	5,653	4,821

Total shareholders’ equity	5,915	5,183

Total liabilities and shareholders’ equity	$13,209	$12,010

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
(in millions of U.S. dollars)
Operating activities
Earnings before minority interest	$495	$250	$715	$564
Items not affecting cash
Depreciation and depletion	83	64	151	125
Deferred income and mining taxes	(75)	12	(58)	8
Asset impairment charge	—	25	—	25
Other	90	14	98	26
Contributions greater than post-retirement benefits expense	(11)	(5)	(21)	(19)
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(382)	57	(443)	45
Inventories	(117)	(11)	(177)	(67)
Accounts payable and accrued liabilities	149	(29)	137	14
Income and mining taxes payable	113	68	168	(157)
Other	(28)	(23)	(51)	(51)

Net cash provided by operating activities	317	422	519	513

Investing activities
Capital expenditures	(343)	(279)	(680)	(505)
Partial sale of interest in Goro Nickel S.A.S	—	150	—	150
Other	11	(3)	10	(3)

Net cash used for investing activities	(332)	(132)	(670)	(358)

Financing activities
Repayments of long-term debt	(3)	(13)	(59)	(53)
Long-term borrowings	—	—	—	8
Common shares issued	14	3	24	23
Common dividends paid	(25)	(19)	(49)	(19)
Dividends paid to minority interest	(32)	(38)	(33)	(39)
Other	—	22	—	22

Net cash used for financing activities	(46)	(45)	(117)	(58)

Net increase (decrease) in cash and cash equivalents	(61)	245	(268)	97
Cash and cash equivalents at beginning of period	751	928	958	1,076

Cash and cash equivalents at end of period	$690	$1,173	$690	$1,173

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in millions of U.S. dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation
      These unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”) (see Note 17 for significant differences between Canadian GAAP and U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report on Form 10-K”).

Note 2.	Changes in Accounting Policies and Restatements

Earnings Per Share
      We have adopted the Canadian Institute of Chartered Accountants Emerging Issues Committee Abstract No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings per Share, on a retroactive basis. The new abstract, which was effective for interim and annual periods beginning after October 1, 2005, requires that the effects of contingently convertible instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. The adoption of the new abstract had no impact on earnings per share for the second quarter and first six months of 2005, as the market price triggers on our contingently convertible debt had been met for this period and thus the contingently convertible instruments were already included in the computation of diluted earnings per share.

Restatements
      Effective January 1, 2005, on a retroactive basis, we restated our minority interest and related current deferred income taxes to correct an error in the allocation of net earnings to minority interests. The impact on net earnings for the second quarter and first six months of 2005 was an increase of $5 million, or $0.02 per share and $9 million, or $0.05 per share, respectively. The cumulative adjustment to retained earnings to December 31, 2004 was an increase of $38 million.

Note 3.	Other Income, net
      Other income, net is comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest and dividend income	$6	$8	$13	$15
Earnings from affiliates accounted for using the equity method	—	1	—	—
Gain from currency derivatives in association with the pending purchase of Falconbridge Limited (Note 18)	47	—	41	—
Gain (loss) from derivative positions in metals(1)	41	(6)	49	(6)
Other	4	(1)	3	(6)

Other income, net	$98	$2	$106	$3

(1)	These gains are in respect of metals derivative contracts entered into to secure third party nickel for expected customer requirements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 4.     Income and Mining Taxes
      The reconciliation between taxes at the combined Canadian federal-provincial statutory income tax rates and the effective income and mining tax rates was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rates	$228	$162	$350	$316
Resource and depletion allowances	(22)	(21)	(39)	(38)

Adjusted income taxes	206	141	311	278
Mining taxes	45	28	65	43

	251	169	376	321
Currency translation adjustments	2	8	(4)	4
Currency translation adjustments on long-term debt	20	(5)	19	(7)
Non-taxable (gains) losses	(9)	—	(5)	(11)
Tax rate changes(1)	(141)	—	(141)	—
Foreign tax rate differences	(1)	(13)	(5)	(26)
Prior year adjustments	—	15	(2)	(27)
Other	4	(6)	1	(3)

Effective income and mining taxes	$126	$168	$239	$251

(1)	Reflects primarily the revaluation of deferred income tax liabilities pursuant to future income tax rate reductions in Canada enacted in the second quarter of 2006.

Note 5.	Post-retirement Benefits
      Employer contributions in respect of our defined benefit plans during the second quarter and first six months of 2006 were $48 million (2005: $39 million) and $94 million (2005: $85 million), respectively. For the year ending December 31, 2006, we currently expect that such employer contributions will amount to approximately $170 million.
      Post-retirement benefits expense included the following components:

			Post-retirement				Post-retirement
			Benefits Other				Benefits Other
	Pension Benefits		than Pensions		Pension Benefits		than Pensions

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$15	$10	$6	$4	$27	$20	$9	$6
Interest cost	43	42	15	13	86	83	30	27
Expected return on plan assets	(51)	(42)	—	—	(100)	(86)	—	—
Amortization of actuarial and investment losses	18	16	5	3	37	32	11	7
Amortization of unrecognized prior service costs	4	3	—	—	8	6	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	29	29	26	20	58	55	50	40
Defined contribution pension expense	1	1	—	—	2	2	—	—

Post-retirement benefits expense	$30	$30	$26	$20	$60	$57	$50	$40

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 6.	Asset Retirement Obligation
      The changes in the liability for our asset retirement obligation for the first six months of 2006 were as follows:

Amount

December 31, 2005	$171
Accretion expense	5
Revisions in estimated cash flows	5
Liabilities settled	(3)

June 30, 2006	178
Current portion of asset retirement obligation	(4)

Long-term portion of asset retirement obligation	$174

      Our asset retirement obligation as at December 31, 2005 included a current portion of $3 million.

Note 7.	Common Shares and Earnings per Common Share
      We are authorized to issue an unlimited number of common shares without nominal or par value. Changes in common shares for the first six months of 2006 were as follows:

	Number of
	Shares	Amount

December 31, 2005	192,237,394	$3,000
Options exercised	559,872	18
Warrants exercised	261,110	9
Shares issued under incentive plans	56,769	3
Shares issued on conversion of LYON Notes	2,560,550	60
Shares issued on conversion of convertible debentures	3,911,449	117
Transfer from accrued liabilities in respect of stock appreciation rights exercised	—	4

June 30, 2006	199,587,144	$3,211

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Basic earnings per share computation
Numerator:
Net earnings applicable to common shares	$472	$220	$674	$537

Denominator:
Weighted-average common shares outstanding (in thousands)	196,425	189,023	194,577	188,710

Basic earnings per common share	$2.40	$1.16	$3.46	$2.85

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$472	$220	$674	$537
Dilutive effect of:
Convertible debt	2	—	5	—

Net earnings applicable to common shares, assuming dilution	$474	$220	$679	$537

Denominator:
Weighted-average common shares outstanding (in thousands)	196,425	189,023	194,577	188,710
Dilutive effect of:
Convertible debt	21,190	29,078	22,797	29,078
Stock options	1,382	895	1,162	782
Warrants	5,957	4,025	5,490	3,908

Weighted-average common shares outstanding, assuming dilution (in thousands)	224,954	223,021	224,026	222,478

Diluted earnings per common share	$2.11	$0.99	$3.03	$2.41

Note 8.	Long-Term Debt
      In May 2004, we entered into a $750 million syndicated revolving credit facility with a maturity date of May 28, 2009 (the “Credit Facility”). Subject to the approval of the lenders representing not less than 66 2/3% in total commitments under the Credit Facility, the maturity date of the Credit Facility may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28th anniversary date. In May 2005, the lenders agreed to extend the maturity date from May 28, 2009 to May 28, 2010, and in May 2006, the lenders agreed to extend the maturity date from May 28, 2010 to May 28, 2011. The borrowings under the Credit Facility may be made in either Canadian dollars in the form of (a) Prime Rate Loans (as defined under the Credit Facility) or (b) Bankers’ Acceptances (as defined under the Credit Facility) or in U.S. dollars in the form of (i) U.S. Base Rate Loans (as defined under the Credit Facility) or (ii) London Interbank Offered Rate (“LIBOR”) loans (as defined under the Credit Facility). Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of June 30, 2006, there were no amounts drawn under the Credit Facility. The Credit Facility provides that, so long as advances are outstanding or any

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
letters of credit or guarantees issued pursuant to the terms of the Credit Facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness (as defined in the Credit Facility) to Tangible Net Worth (as defined in the Credit Facility) not to exceed 50:50. At June 30, 2006, the ratio of Consolidated Indebtedness to Tangible Net Worth was 22:78. The Credit Facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate payable on borrowings under the Credit Facility and, conversely, any upgrade in our rating would reduce the interest rate payable on borrowings. Currently, we are rated as investment grade by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, with the specific ratings being Baa3 (on review for possible downgrade) by Moody’s Investors Service, BBB- (watch developing) by Standard & Poor’s Ratings Services and BBB- (evolving watch) by Fitch Ratings. These rating agencies apply their own criteria to determine their ratings and may change those criteria at any time. Such ratings do not represent a recommendation to buy, sell or hold our debt securities, may be subject to revision or withdrawal at any time by the particular rating organization, and each rating should be evaluated independently of any other rating.
      In connection with Inco having increased the consideration payable under its proposed acquisition of Falconbridge and entered into the Combination Agreement and the Note Purchase Agreement with Phelps Dodge (see Note 18), Inco also entered into an amendment letter (the “Amendment Letter”) dated June 25, 2006 with its lead arrangers (the “Lead Arrangers”) under the term and bridge loan agreement dated as of December 22, 2005 among Inco, as borrower, Royal Bank of Canada, as administrative agent, the Lead Arrangers and the other banks and other financial institutions party thereto as lenders (such loan agreement, as amended by a First Amendment Agreement dated as of January 31, 2006 and a Second Amendment Agreement dated as of February 20, 2006, the “Existing Acquisition Facilities Credit Agreement”). The borrowings under the Existing Acquisition Facilities Credit Agreement may be made in either Canadian or U.S. dollars. Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. The Existing Acquisition Facilities Credit Agreement provides that, so long as advances are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness, as defined in the Existing Acquisition Facilities Credit Agreement to Tangible Net Worth (as defined in the Existing Acquisition Facilities Credit Agreement) not to exceed 50:50. The Existing Acquisition Facilities Credit Agreement does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our credit rating would, however, increase the interest rate payable on borrowings under the Existing Acquisition Facilities Credit Agreement.
      The Existing Acquisition Facilities Credit Agreement was amended to provide for the following: (i) a “Change of Control” of Inco will be deemed to occur at the effective time of the Arrangement (see Note 18) and upon the consummation of the transactions contemplated by the Combination Agreement, with the result that amounts outstanding under the Existing Acquisition Facilities Credit Agreement may be required to be prepaid and the Existing Acquisition Facilities Credit Agreement terminated within 10 business days of such date, and (ii) an increase in the amount of cash which may be used by Inco to finance its increased Offer and related expenses (collectively, the “Transaction Expenses”).
      Inco and the Lead Arrangers also agreed to amend the Existing Acquisition Facilities Credit Agreement to provide, among other things, for the following: (i) an increase in the amount of debt which may be used by Inco to finance the Transaction Expenses, with additional adjustments in the event dissent or appraisal rights are exercised in connection with Inco’s Offer, and (ii) in the event of a credit rating downgrade by two of three credit rating agencies to BB (or equivalent) or lower in respect of Inco, for an additional financial covenant and the grant of security for Inco’s obligations under the Existing Acquisition Facilities Agreement by Inco

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
and each of its subsidiaries located in the United States or Canada over all assets located in the United States or Canada. The first advance under these loan facilities is available until August 10, 2006.
      In addition, on June 25, 2006, Inco accepted an additional commitment from the Lead Arrangers to provide additional financing for the Transaction Expenses, on terms and conditions substantially similar to those under the Existing Acquisition Credit Facilities Agreement (as amended by the Amendment Letter).
      Also in connection with this pending acquisition, we have arranged a facility for the issuance of 8% convertible subordinated notes (“Notes”) due April 1, 2012, which may be issued, at Inco’s option, to Phelps Dodge Corporation up to a maximum of $3 billion. The Notes are convertible into Inco common shares at a conversion rate equal to 95% of the average closing price of the Inco common shares on the NYSE over the five trading days preceding the date of conversion provided, however, that the Notes may not be converted (i) prior to the six-month anniversary of the issuance of the Notes or (ii) if the holder of the Notes and its affiliates would own, together with any persons acting jointly or in concert with the holder and its affiliates, after such conversion, an aggregate of more than 20 per cent of the then outstanding Inco common shares. The payment of interest on the Notes may be deferred by Inco until maturity. At maturity, at our option, the Notes will be payable in cash, Inco common shares or a combination thereof. Upon redemption prior to stated maturity, the notes will be payable in cash.

Note 9.	Financial Instruments
      In connection with the pending acquisition of Falconbridge (see Note 18), during the second quarter, we purchased Cdn.$100 million of call options giving us the right, but not the obligation, to purchase Canadian dollars at $0.855 and forward currency contracts in the aggregate amount of Cdn.$200 million to purchase Canadian dollars at $0.895. On June 30, 2006, we had a total position of Cdn.$1,538 million comprised of Cdn.$688 million of forward currency contracts to purchase Canadian dollars at $0.870 and Cdn.$850 million of call option contracts to purchase Canadian dollars at $0.855. These derivative contracts do not qualify for hedge accounting and, accordingly, the fair value increase of $47 million during the second quarter have been recorded in earnings in other income, net (see Note 3). Subsequent to June 30, 2006, we entered into an additional Cdn.$1,360 million of forward contracts to purchase Canadian dollars at an average exchange rate of 0.899 cents.
      At June 30, 2006, we had outstanding option contracts in respect of copper to which we apply hedge accounting that expire in 2007 and 2008. In respect of 2007, we have outstanding put option contracts, giving us the right, but not the obligation, to sell 58,992 tonnes (130 million pounds) of copper at an average price of $2,205 ($1.00 per pound) per tonne and outstanding call option contracts giving the buyer the right, but not the obligation, to purchase 58,992 tonnes (130 million pounds) of copper from us at an average price of $2,988 per tonne ($1.36 per pound). In respect of 2008, we have outstanding put option contracts, giving us the right, but not the obligation, to sell 58,380 tonnes (129 million pounds) of copper at an average price of $2,254 ($1.02 per pound) per tonne and outstanding call option contracts, giving the buyer the right but not the obligation to purchase 48,384 tonnes (107 million pounds) of copper from us at an average price of $2,773 per tonne ($1.26 per pound). The option contracts for 2007 and 2008 mature evenly by month.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 10.	Convertible Debt
      Changes in the equity component of our convertible debt for the first six months of 2006 were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2005	$92	$148	$122	$362
Tendered for conversion	(33)	(66)	(1)	(100)

June 30, 2006	$59	$82	$121	$262

Note 11.	Warrants
      Changes in our outstanding warrants for the first six months of 2006 were as follows:

	Number of
	Warrants	Amount

December 31, 2005	11,016,017	$62
Warrants issued	13	—
Warrants exercised	(261,110)	(2)

June 30, 2006	10,754,920	$60

Note 12.	Commitments and Contingencies

(a)	Commitments
      The following table summarizes as of June 30, 2006 payments due under certain of our long-term contractual obligations and commercial commitments for 2006 and each of the next four years and thereafter:

	Payments Due in

	2006	2007	2008	2009	2010	Thereafter

Purchase obligations(1)	$772	$719	$327	$227	$26	$25
Operating leases	22	35	23	13	10	45
Other	—	3	3	3	7	81

Total	$794	$757	$353	$243	$43	$151

(1)	The purchase obligations for 2006, 2007 and 2008 largely relate to our Goro project (which is currently expected to be completed in 2008) and to purchased nickel intermediates.

(b) Contingencies
      We are subject to routine claims and litigation relating to our business and to various environmental proceedings. Environmental proceedings currently pending or threatened against us include (1) proceedings, including a proceeding brought under the Ontario class action legislation, covering claims relating to an alleged decline in property values near a site in Port Colborne, Ontario where we operated a nickel refinery over the 1918-1984 period, (2) claims for personal injuries allegedly due to exposure to our products, (3) enforcement actions, (4) alleged violations of certain environmental laws and regulations applicable to our operations in Canada and elsewhere, including exceeding certain regulatory limits relating to discharges, and (5) certain claims dating back a number of years as a “potentially responsible party” under the U.S. federal environmental law known as “Superfund” or “CERCLA”. We believe that the ultimate resolution of such

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
proceedings, claims and litigation will not significantly impair our operations or have a material adverse effect on our financial position or results of operations.
      Reference is made to Note 20 of our 2005 Annual Report on Form 10-K for a discussion of certain guarantees in respect of our Girardin Act tax-advantaged lease financing program and an electricity supply agreement, both in respect of our Goro project.

Note 13.	Segment Information
      We are a leading producer of nickel and nickel specialty products and an important producer of copper, precious metals and cobalt. Our operations consist of three segments: (1) the finished products segment, which comprises our mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, Canada, and refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, (2) the intermediates segment, which comprises our mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market, and (3) the development projects segment, which comprises our Goro nickel-cobalt project under development in the French overseas territorial community (collectivité territoriale) of New Caledonia, a nickel processing plant being built in Dalian, China, an expansion of our facilities in Indonesia and the next phase of development at our Voisey’s Bay project (consisting of feasibility work for a nickel processing plant and underground mine development).
      Data by operating segment as of and for the periods indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Six Months Ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Net sales to customers	$2,944	$2,237	$81	$78	—	—	—	—	$3,025	$2,315
Intersegment sales	—	—	359	356	—	—	(359)	(356)	—	—

Net sales	2,944	2,237	440	434	—	—	(359)	(356)	3,025	2,315

Earnings (loss) before income and mining taxes and minority interest by segment	882	689	183	228	—	—	(26)	(30)	1,039	887

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									97	67
Currency translation adjustments									61	(4)
Interest expense									33	12
Other income, net									(106)	(3)

Earnings before income and mining taxes and minority interest									$954	$815

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Net sales to customers	$1,769	$1,150	$45	$44	—	—	—	—	$1,814	$1,194
Intersegment sales	—	—	213	219	—	—	(213)	(219)	—	—

Net sales	1,769	1,150	258	263	—	—	(213)	(219)	1,814	1,194

Earnings (loss) before income and mining taxes and minority interest by segment	570	341	120	143	—	—	(24)	(27)	666	457

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									64	35
Currency translation adjustments									64	1
Interest expense									15	5
Other income, net									(98)	(2)

Earnings before income and mining taxes and minority interest									$621	$418

Identifiable assets at June 30, 2006 and December 31, 2005	$7,376	$6,586	$1,531	$1,568	$3,175	$2,798	$(72)	$(46)	$12,010	$10,906

Other assets									1,199	1,104

Total assets at June 30, 2006 and December 31, 2005									$13,209	$12,010

Note 14.	Supplemental Information
      Certain supplemental information in connection with our Consolidated Balance Sheet is set forth below:

	June 30,	December 31,
	2006	2005

Cash	$291	$342
Cash equivalents	399	616

Cash and cash equivalents	$690	$958

Finished metals	$302	$259
In-process metals	805	608
Supplies	147	129

Inventories	$1,254	$996

Property, plant and equipment, at cost	$13,940	$13,205
Accumulated depreciation and depletion	4,957	4,746

Property, plant and equipment, net	$8,983	$8,459

      Capital expenditures for the second quarter and first six months of 2006 included capitalized interest costs of $19 million (2005: $27 million) and $35 million (2005: $51 million), respectively.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 15.	Deferred charges and other assets
      Deferred charges and other assets is comprised of the following:

	June 30,	December 31,
	2006	2005

Investment tax credits	$79	$76
Costs for pending Falconbridge acquisition(1)	75	25
Long-term investments	60	54
Long-term receivables	46	41
Other deferred charges	49	49

Deferred charges and other assets	$309	$245

(1)	This represents capitalized costs in respect of our pending acquisition of Falconbridge (see Note 18). In the event that the acquisition does not occur, (a) these costs would be charged to earnings, (b) we would be required to pay a break-up fee of $32.5 million to LionOre (see Note 18), which would also be charged to earnings, and (c) we may receive break-up fees of up to $450 million from Falconbridge (see Note 18), which would be included in earnings.

Note 16.	Stock Compensation Plans
      For the second quarter and first six months of 2006, an expense of $2 million (2005: $4 million) and $4 million (2005: $7 million), respectively was charged to earnings with an equivalent offset credited to contributed surplus to reflect the vested portion of the fair value of stock options granted to employees in 2005. For the first six months of 2006, a transfer of $4 million (2005: $2 million) was made from contributed surplus to common shares in respect of exercised options. No options were granted during the first six months of 2006. For 2005, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2005

Stock price at grant date	$39.67
Exercise price	$39.67
Weighted-average fair value of options granted during the period	$12.21
Expected life of options (years)	3.6
Expected dividend yield	—%
Expected stock price volatility	34.8%
Risk-free interest rate	3.6%

Note 17.	Significant Differences Between Canadian and U.S GAAP
      Our unaudited consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and U.S. GAAP, insofar as they affect our consolidated financial statements, are discussed below.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP:

Six Months Ended June 30,	2006	2005

		(Restated)
Net earnings — Canadian GAAP	$674	$537
Increased post-retirement benefits expense (a)	(40)	(31)
Increased research and development expense (b)	(15)	(13)
Increased exploration expense (c)	(3)	(1)
Increased interest expense (d)	(6)	(11)
Unrealized net gain (loss) on derivative instruments (e)	26	(13)
Currency translation gains (losses) (f)	(26)	24
Increased depreciation and depletion expense (g)	(8)	—
Decreased minority interest expense	1	8
Taxes on U.S. GAAP differences	(60)	2

Net earnings — U.S. GAAP	543	502

Other comprehensive income (loss) (i):
Reclassification of net gain (loss) on derivatives designated as cash flow hedges (e)	23	(8)
Change in fair value of derivatives designated as cash flow hedges (e)	(306)	(6)
Unrealized gain on long-term investments (h)	29	2
Taxes on other comprehensive loss	108	4

Other comprehensive income (loss) (i)	(146)	(8)

Comprehensive earnings (i)	$397	$494

Net earnings per share — Basic	$2.79	$2.66

Net earnings per share — Diluted	$2.47	$2.29

(a)	Post-retirement Benefits
      For Canadian GAAP reporting purposes, we amortize the excess of the net unrecognized actuarial and investment gains and losses, if such gain or loss is over 10%, of the greater of (i) the post-retirement benefits obligation and (ii) the fair value of plan assets. Such excess is amortized over the expected average remaining service life of employees. For U.S. GAAP reporting purposes, we amortize net unrecognized actuarial and investment gains and losses systematically over the expected average remaining service life of employees. Reference is made to a discussion concerning restatements below.

(b)	Research and Development Expense
      Under Canadian GAAP, development costs are deferred and amortized if the development project meets certain generally accepted criteria for deferral and amortization. Property, plant and equipment, may be acquired or constructed in order to provide facilities for a research and development project. The use of such assets will extend over a number of accounting periods and, accordingly, such costs are capitalized and amortized over their useful lives. Under U.S. GAAP, research and development costs are charged to expense in the period incurred.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(c)	Exploration Expense
      Under Canadian GAAP, capitalized exploration expenditures are classified under property, plant and equipment with the related mineral claim. For U.S. GAAP, exploration expenditures are not capitalized unless estimated proven and probable ore reserves to which they relate have been established by a feasibility study.

(d)	Convertible Debt
      Under Canadian GAAP, convertible debt is bifurcated between debt and equity, the equity portion representing the value of the holder conversion options. Under U.S. GAAP, convertible debt would be accounted for as debt and, accordingly, the measurement of interest and the amortization of debt issuance costs are not the same. Also, for U.S. GAAP, the convertible debt is classified as current debt in the twelve month periods in advance of the special conversion dates and as long-term debt during the remainder of its term.
      Under U.S. GAAP, each of our convertible debt securities meets the conditions necessary as set out in paragraphs 12-33 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for the embedded conversion option to be exempt from the requirement to be treated as a derivative under Statement of Financial Accounting Standard (“SFAS”) No. 133.

(e)	Accounting for Derivatives
      Under U.S. GAAP, most derivative contracts, whether designated as effective hedging relationships or not, are required to be recorded on the balance sheet at fair value. Under Canadian GAAP, for effective hedging relationships, we continue to recognize gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. Under U.S. GAAP, if a portion of a derivative contract is excluded for purposes of effectiveness testing, such as time value, the value of such excluded portion is included in earnings. Under Canadian GAAP, the excluded portion is not included in earnings if the derivative contract is otherwise determined to be effective. The requirements for documentation and effectiveness testing, however, are substantially the same under both Canadian and U.S. GAAP.

(f)	Currency Translation Gains (Losses)
      The principal unrealized non-cash currency translation adjustments included in the determination of earnings arose from the translation into U.S. dollars of the Canadian dollar denominated deferred income and mining tax liabilities established in 1996 upon the acquisition of the Voisey’s Bay deposits. For Canadian GAAP reporting purposes, these unrealized non-cash translation gains and losses have been deferred and included in property, plant and equipment as part of development costs in respect of the Voisey’s Bay mineral properties in the development phase. Capitalization of such gains and losses ceases when the development phase of the mineral properties are substantially complete and available for use.
      In 2005, although not significant, for comparative purposes, we restated our prior period currency translation gains and losses to also include the currency translation gains and losses on other foreign currency denominated assets and liabilities as determined under U.S. GAAP, primarily post-retirement benefits and the related tax balances.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(g)	Depreciation and depletion
      In 2002, we recorded an asset impairment charge in respect of our Voisey’s Bay project. At the time, United States and Canadian GAAP had a difference which resulted in a larger asset impairment charge for U.S. GAAP. Consequently, our property, plant and equipment in respect of the Voisey’s Bay project under U.S. GAAP reporting is lower than that under Canadian GAAP. Also U.S. GAAP requires the expensing of start-up costs and the commencement of depreciation and depletion when the asset is available for use. Under Canadian GAAP, start-up costs are capitalized and depreciation and depletion begins when commercial production is achieved. As a result, such costs are higher under U.S. GAAP than under Canadian GAAP during the initial production period.

(h)	Investments
      U.S. GAAP for equity investments, set out in SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, requires that certain equity investments not held for trading be recorded at fair value with unrealized holding gains and losses excluded from the determination of earnings and reported as a separate component of other comprehensive income.

(i)	Comprehensive Income
      U.S. GAAP for reporting comprehensive income is set out in SFAS No. 130 Reporting Comprehensive Income. Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments and gains and losses on derivative instruments. For Canadian GAAP reporting purposes, there is currently no requirement to record other comprehensive income.

(j)	Supplemental Information
      Changes in retained earnings (deficit) and accumulated other comprehensive loss under U.S. GAAP were as follows:

Six Months Ended June 30,	2006	2005

		(Restated)
Deficit at beginning of period	$(100)	$(665)
Net earnings	543	502
Common dividends paid	(49)	(19)

Retained Earnings (deficit) at end of period	$394	$(182)

Accumulated other comprehensive loss at beginning of period	$(641)	$(589)
Other comprehensive loss	(146)	(8)

Accumulated other comprehensive loss at end of period	$(787)	$(597)

(k)	Recent Accounting Pronouncements
      Effective January 1, 2006, we adopted, for U.S. GAAP reporting purposes, SFAS No. 123R, Share-Based Payment. The primary impact on us is the elimination of the intrinsic value method for valuing stock-based employee compensation which will impact the manner in which expense is determined for stock

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
appreciation rights. As we adopted the fair value method in 2003 and ceased issuing stock appreciation rights in 2004, the adoption did not have a significant impact on earnings and no significant difference is reported herein.

(l)	Restatements
      We have restated our prior period results to reflect currency translation gains and losses on other foreign currency denominated assets and liabilities as determined under U.S. GAAP, primarily post-retirement benefits and the corresponding tax balances. Previously, these currency translation effects were not recorded due to their insignificance but they have become more significant due to the continued strengthening of the Canadian dollar. The impact of this restatement for first six months of 2005 was a gain of $2 million. Also, we have corrected an error in the determination of post-retirement benefits expense. For the first six months of 2005, post-retirement benefits expense was increased by $8 million and the related tax recovery was increased by $3 million.

Note 18.	Business Combinations

Offer for Falconbridge and Arrangement with Phelps Dodge
      On October 11, 2005, we announced our offer to purchase all the outstanding common shares of Falconbridge by way of a friendly take-over bid (the “Offer”). On October 24, 2005, we mailed our formal offer to Falconbridge common shareholders together with the related take-over bid circular, letter of transmittal and notice of guaranteed delivery (collectively, the “Offer Documents”). The Offer has been extended by notices of variation and/or extension dated December 14, 2005, January 19, 2006, February 27, 2006, May 29, 2006, June 29, 2006, July 13, 2006 and July 16, 2006. The extensions were made in order to provide us with additional time to obtain competition approvals from regulatory authorities in Europe and the United States and/or in connection with variations to the terms of the Offer. The Offer currently consists of, at the election of each Falconbridge shareholder, (a) Cdn.$60.20 in cash, or (b) 0.80312 of an Inco common share plus Cdn.$0.05 in cash, for each Falconbridge common share, subject in each case to proration. The maximum amount of cash available under the Offer is approximately Cdn.$7.1 billion and the maximum number of Inco common shares available under the Offer is approximately 213 million. The consideration payable under the Offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The Offer is subject to certain conditions of completion, including acceptance of the Offer by Falconbridge common shareholders owning not less than 50.01% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the Offer have been met or waived and we have taken up and paid for at least 50.01% of Falconbridge’s common shares as described in the Offer Documents, we intend to take certain steps to acquire all of the remaining outstanding Falconbridge common shares. The support agreement dated October 10, 2005 between Inco and Falconbridge, as amended from time to time subsequent to that date (the “Support Agreement”), provides for certain termination and expense payments by Falconbridge to Inco of up to $450 million in certain specified circumstances, including the termination of the Support Agreement under certain circumstances and the Offer not being completed in certain circumstances.
      For further information on the definitive arrangements which we have entered into in respect of the financing of the cash portion of the Offer, see Note 8.
      On June 23, 2006, we announced that Inco and Falconbridge reached a definitive agreement with the U.S. Department of Justice (“DOJ”) on a remedy intended to address competition concerns previously identified by the DOJ and the European Commission with respect to our pending acquisition of Falconbridge whereby Falconbridge’s Nikkelverk refinery in Norway and the Falconbridge marketing and custom feed

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
organizations that market and sell the finished nickel and other products produced at the Nikkelverk refinery and that obtain third party feeds for the Nikkelverk refinery (collectively, the “Nikkelverk Assets”) would be sold to LionOre Mining International Ltd. (“LionOre”). The remedy was also agreed to by the European Commission on July 4, 2006.
      We reached a definitive agreement with Falconbridge and LionOre (the “LionOre Agreement”) on June 7, 2006 covering the sale of the Nikkelverk Assets to LionOre for a $650 million acquisition price to be satisfied by the payment of $400 million in cash and by the issuance and delivery of $250 million of common shares of LionOre. The purchase price is subject to certain adjustments tied to changes in the final working capital levels of the operations to be sold to LionOre and certain other adjustments. Inco has also agreed to supply up to 60,000 tonnes of nickel in matte annually, approximately equivalent to the current volume of feed provided by Falconbridge’s operations to the Nikkelverk refinery, for up to ten years. The closing of the sale of the Nikkelverk Assets is subject to the satisfaction of certain conditions, including the attainment of all applicable approvals and consents necessary to permit the pending acquisition of Falconbridge by Inco, Inco taking up and paying for Falconbridge common shares pursuant to the Offer and certain other standard terms and conditions to closing. In the event that our acquisition of Falconbridge is not completed and the LionOre Agreement is therefore terminated, we have agreed to pay LionOre a break-up fee of $32.5 million.
      On June 26, 2006, Inco and Phelps Dodge Corporation (“Phelps Dodge”) announced that they had entered into an agreement (the “Combination Agreement”) under which a newly-formed, wholly-owned subsidiary of Phelps Dodge will acquire all of Inco’s outstanding common shares under a plan of arrangement (the “Arrangement”) for a combination of cash and common shares of Phelps Dodge. On July 16, 2006, Inco and Phelps Dodge announced that we had entered into a waiver and amendment to the Combination Agreement, pursuant to which, among other things, Phelps Dodge increased the consideration payable under the proposed Arrangement by Cdn.$2.75 in cash, from (i) Cdn.$17.50 in cash and 0.672 of a Phelps Dodge Share to (ii) Cdn.$20.25 in cash and 0.672 of a Phelps Dodge Share. Upon the closing of the Phelps Dodge-Inco combination, shareholders of Falconbridge who have been issued Inco common shares in the Inco-Falconbridge transaction will be entitled to receive for those shares the same package of cash and Phelps Dodge shares as will other Inco shareholders. Inco may be required to pay a break-up fee to Phelps Dodge under certain circumstances equal to $475 million, and such amount will be increased to $925 million from the date Inco acquires at least 50.01% of the outstanding common shares of Falconbridge. Inco has also given Phelps Dodge certain other customary rights, including a right to match competing offers. Phelps Dodge has agreed to pay Inco a $500 million break-up fee under certain circumstances. Each of Phelps Dodge and Inco may be required to pay the other party a break-up fee of $125 million in certain specified circumstances. The completion of the transactions contemplated by the Combination Agreement is subject to certain conditions, including, among others, certain approvals of shareholders of both companies.
      Phelps Dodge has entered into a definitive agreement under which, subject to certain conditions, it may be required to purchase up to $3 billion of convertible subordinated notes issued by Inco (the “Notes”) to help fund Inco’s purchase of Falconbridge common shares or to satisfy related dissent rights, as needed. The Notes will be redeemable for cash at any time by Inco and may be converted in whole or in part at any time beginning six months after issuance by the holder at a conversion rate equal to 95% of the average closing price on the NYSE over the five trading days preceding the date of conversion plus accrued and unpaid interest of the security at the time of conversion. The Notes will bear an 8% coupon. The payment of interest on the Notes may be deferred by Inco until stated maturity. At stated maturity, the Notes will be payable in cash, common shares of Inco or a combination thereof. The transaction between Phelps Dodge and Inco is not conditioned upon the completion of the Inco and Falconbridge combination. Thus, in the event that the Inco-Falconbridge merger is not completed, Inco shareholders will receive the same 0.672 of a share of Phelps Dodge stock and Cdn.$20.25 per share in cash that they would have received in the proposed three-way combination.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Teck Offer to Acquire Inco
      An unsolicited offer by Teck Cominco Limited (“Teck”) to purchase all of the common shares of Inco that it does not already own (the “Teck Offer”) was mailed to Inco shareholders on May 23, 2006 and remains outstanding. On July 21, 2006, Teck extended the expiry time of the Teck Offer until 8:00 p.m. (Toronto time) on August 16, 2006.
      Inco’s Board of Directors has unanimously recommended that Inco’s shareholders reject the Teck Offer and not tender their Inco shares to the Teck Offer. For more information, see Inco’s Directors’ Circular and Solicitation/ Recommendation Statement on Schedule 14D-9 filed with the SEC on May 31, 2006.

Cease Trading of Inco Shareholder Rights Plan
      On July 20, 2006, Inco and Teck consented to a cease trade order (the “Order”) by the Ontario Securities Commission whereby Inco’s shareholder rights plan will cease to apply as of 4:30 p.m. (Toronto time) on Wednesday, August 16, 2006. The Order was made on July 20, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes for the three-month and six-month periods ended June 30, 2006. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our 2005 Annual Report on Form 10-K, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

Nature of Our Business
      We are a leading producer of nickel and value-added specialty nickel products. We are also an important producer of copper, precious metals and cobalt. We also produce sulphuric acid and liquid sulphur dioxide as by-products from our processing operations in Sudbury, Ontario. Our principal mines and processing operations are located in the Sudbury area of Ontario, the Thompson area of Manitoba, Voisey’s Bay in Newfoundland and Labrador, and, through a subsidiary in which we have an equity interest of approximately 61%, PT International Nickel Indonesia Tbk (“PT Inco”), on the Island of Sulawesi, Indonesia. We also operate additional wholly-owned metals refineries at Port Colborne, Ontario and in the United Kingdom at Clydach, Wales and Acton, England. We also have interests in nickel refining capacity in the following Asian countries: in Japan, through Inco TNC Limited, in which we have an equity interest of approximately 67%; in Taiwan, through Taiwan Nickel Refining Corporation, in which we have an equity interest of 49.9%; and in South Korea, through Korea Nickel Corporation, in which we have an equity interest of 25%. In addition, we have a 65% equity interest in Jinco Nonferrous Metals Co., Ltd., a company that produces nickel salts in Kunshan City, People’s Republic of China (“China”). We also have two joint venture operations in China that produce nickel foam products for the global rechargeable battery market: Inco Advanced Technology Materials (Dalian) Co., Ltd., in which we have a total direct and indirect equity interest of 81.6%, and Inco Advanced Technology Materials (Shenyang) Co., Ltd., in which we have a total direct and indirect equity interest of 82%. In March 2005, Shenyang acquired substantially all of the assets which represented the nickel foam business of Shenyang Golden Champower New Materials Corp., a leading Chinese producer of nickel foam. We also have a shearing and packaging operation in China for certain nickel products to meet the specific needs of this geographic market.
      Our business consists of three segments: (1) a finished products segment that represents our mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, our refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, (2) an intermediates segment that represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market, and (3) a development projects segment that represents our Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (consisting of an open-pit mine and processing facility having an expected annual capacity of 60,000 tonnes of nickel), a nickel processing plant being built in Dalian, China to process primarily Goro-source feed, an expansion of our facilities in Indonesia and the next phase of development at our Voisey’s Bay project (consisting of feasibility work for a nickel processing plant and an underground mine). In the fourth quarter of 2005, production of nickel and copper concentrates commenced at the first phase of our Voisey’s Bay project, consisting of an open-pit mine and concentrator. Accordingly, the assets relating to the first phase of the Voisey’s Bay project were reclassified from the development projects segment to the finished products segment.

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

Recent Nickel Market Developments
      For the second quarter, the London Metal Exchange (“LME”) benchmark cash nickel price rose to a record quarterly average of $20,036 per tonne ($9.09 per pound), compared with the first quarter 2006 average of $14,811 per tonne ($6.72 per pound). The LME cash nickel price set a record high of $29,850 per tonne ($13.54 per pound) on July 17, 2006. On July 24, 2006, the LME cash nickel price was $27,355 per tonne ($12.41 per pound). We believe that the recent price rise was due primarily to strong nickel market fundamentals.
      On June 22, 2006, we announced that we had increased our projection of the 2006 global nickel market deficit to 30,000 tonnes. We continue to expect that the second half of 2006 will not see a repeat of the weaker market conditions that occurred in the second half of 2005. We are projecting a very strong market for the remainder of 2006, based on the following ten factors:

Suggests Strong
Market Conditions
Nickel Market Factors	June 2005	June 2006	in 2006

1. Industrial Production Leading indicator	Falling	Rising	✓
2. Stainless inventories	Rising	Below normal	✓
3. Stainless prices	Falling	Rising	✓
4. Stainless bookings	Low and weakening	Booked past Q3	✓
5. Stainless production	Production cuts	Production increases	✓
6. Scrap prices	87-92% of LME	99% of LME	✓
7. Nickel inventory	3.7 weeks and rising	4.1 weeks and falling	✓
8. Nickel premiums	Weakening	Rising	✓
9. Non-stainless demand	Strong	Strong	✓
10. Nickel supply	Meeting demand	Struggling to meet demand	✓
      We continue to expect that the nickel market will be very tight, with insufficient nickel supply to meet underlying demand. We expect that strong nickel demand growth will result from strong global industrial production growth. We expect demand to be strong from all regions and from all key applications of nickel, including stainless steel (which represents approximately 65% of the nickel demand) and from non-stainless steel applications, such as alloy steel, foundry and superalloys. On the supply-side, we believe that growth through 2010 will be limited to the projects already announced. It takes a number of years to bring on significant new nickel supply. In order to meet the expected underlying demand for nickel, the market would need a ‘Goro-sized’ project every year. Even if a new, unexpected project was announced in 2006, the nickel produced from such a project would be unlikely to hit the market until after 2010. We expect that strong nickel market conditions will lead to higher than historic prices and higher price volatility.

Offer for Falconbridge and Arrangement with Phelps Dodge
      On October 11, 2005, we announced our offer to purchase all the outstanding common shares of Falconbridge by way of a friendly take-over bid (the “Offer”). On October 24, 2005, we mailed our formal offer to Falconbridge common shareholders together with the related take-over bid circular, letter of transmittal and notice of guaranteed delivery (collectively, the “Offer Documents”). The Offer has been extended by notices of variation and/or extension dated December 14, 2005, January 19, 2006, February 27, 2006, May 29, 2006, June 29, 2006, July 13, 2006 and July 16, 2006. The extensions were made in order to provide us with additional time to obtain competition approvals from regulatory authorities in Europe and the United States and/or in connection with variations to the terms of the Offer. The Offer currently consists of, at the election of each Falconbridge shareholder, (a) Cdn.$60.20 in cash, or (b) 0.80312 of an Inco common share plus Cdn.$0.05 in cash, for each Falconbridge common share, subject in each case to proration. The maximum amount of cash available under the Offer is approximately Cdn.$7.1 billion and the maximum number of Inco common shares available under the Offer is approximately 213 million. The consideration payable under the Offer will be prorated as necessary to ensure that the total aggregate consideration will not exceed these maximum amounts. The Offer is subject to certain conditions of completion, including acceptance of the Offer by Falconbridge common shareholders owning not less than 50.01% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). Once the conditions to the Offer have been met or waived and we have taken up and paid for at least 50.01% of Falconbridge’s common shares as described in the Offer Documents, we intend to take certain steps to acquire all of the remaining outstanding Falconbridge common shares. The support agreement dated October 10, 2005 between Inco and Falconbridge, as amended from time to time subsequent to that date (the “Support Agreement”), provides for certain termination and expense reimbursement payments by Falconbridge to Inco of up to $450 million in certain specified circumstances, including the termination of the Support Agreement under certain circumstances and the Offer not being completed in certain circumstances.
      For further information on the definitive arrangements which we have entered into in respect of the financing of the cash portion of the Offer, see Note 8.
      On June 23, 2006, we announced that Inco and Falconbridge reached a definitive agreement with the U.S. Department of Justice (“DOJ”) on a remedy intended to address competition concerns previously identified by the DOJ and the European Commission with respect to Inco’s pending acquisition of Falconbridge whereby Falconbridge’s Nikkelverk refinery in Norway and the Falconbridge marketing and custom feed organizations that market and sell the finished nickel and other products produced at the Nikkelverk refinery and that obtain third party feeds for the Nikkelverk refinery (collectively, the “Nikkelverk Assets”) would be sold to LionOre Mining International Ltd. (“LionOre”). The remedy was also agreed to by the European Commission on July 4, 2006.
      We reached a definitive agreement with Falconbridge and LionOre (the “LionOre Agreement”) on June 7, 2006 covering the sale of the Nikkelverk Assets to LionOre for a $650 million acquisition price to be satisfied by the payment of $400 million in cash and by the issuance and delivery of $250 million of common shares of LionOre. The purchase price is subject to certain adjustments tied to changes in the final working capital levels of the operations to be sold to LionOre and certain other adjustments. Inco has also agreed to supply up to 60,000 tonnes of nickel in matte annually, approximately equivalent to the current volume of feed provided by Falconbridge’s operations to the Nikkelverk refinery, for up to ten years. The closing of the sale of the Nikkelverk Assets is subject to the satisfaction of certain conditions, including the attainment of all applicable approvals and consents necessary to permit the pending acquisition of Falconbridge by Inco, Inco taking up and paying for Falconbridge common shares pursuant to the Offer and certain other standard terms and conditions to closing. In the event that our acquisition of Falconbridge is not completed and the LionOre Agreement is therefore terminated, we have agreed to pay LionOre a break-up fee of $32.5 million.
      On June 26, 2006, Inco and Phelps Dodge Corporation (“Phelps Dodge”) announced that they had entered into an agreement (the “Combination Agreement”) under which a newly-formed, wholly-owned subsidiary of Phelps Dodge will acquire all of Inco’s outstanding common shares under a plan of arrangement (the “Arrangement”) for a combination of cash and common shares of Phelps Dodge. On July 16, 2006, Inco and Phelps Dodge announced that we had entered into a waiver and amendment to the Combination Agreement, pursuant to which, among other things, Phelps Dodge increased the consideration payable under the proposed Arrangement by Cdn.$2.75 in cash, from (i) Cdn.$17.50 in cash and 0.672 of a Phelps Dodge Share to (ii) Cdn.$20.25 in cash and 0.672 of a Phelps Dodge Share. Upon the closing of the Phelps Dodge-Inco combination, shareholders of Falconbridge who have been issued Inco common shares in the Inco-Falconbridge transaction will be entitled to receive for those shares the same package of cash and Phelps Dodge shares as will other Inco shareholders. Inco may be required to pay a break-up fee to Phelps Dodge under certain circumstances equal to $475 million, and such amount will be increased to $925 million from the date Inco acquires at least 50.01% of the outstanding common shares of Falconbridge. Inco has also given Phelps Dodge certain other customary rights, including a right to match competing offers. Phelps Dodge has agreed to pay Inco a $500 million break-up fee under certain circumstances. Each of Phelps Dodge and Inco may be required to pay the other party a break-up fee of $125 million in certain specified circumstances. The completion of the transactions contemplated by the Combination Agreement is subject to certain conditions, including, among others, certain approvals of shareholders of both companies.
      Phelps Dodge has entered into a definitive agreement under which, subject to certain conditions, it may be required to purchase up to $3 billion of convertible subordinated notes issued by Inco (the “Notes”) to help fund Inco’s purchase of Falconbridge common shares or to satisfy related dissent rights, as needed. The Notes will be redeemable for cash at any time by Inco and may be converted in whole or in part at any time beginning six months after issuance by the holder at a conversion rate equal to 95% of the average closing price on the NYSE over the five trading days preceding the date of conversion plus accrued and unpaid interest of the security at the time of conversion. The Notes will bear an 8% coupon. The payment of interest on the Notes may be deferred by Inco until stated maturity. At stated maturity, the Notes will be payable in cash, common shares of Inco or a combination thereof. The transaction between Phelps Dodge and Inco is not conditioned upon the completion of the Inco and Falconbridge combination. Thus, in the event that the Inco-Falconbridge merger is not completed, Inco shareholders will receive the same 0.672 of a share of Phelps Dodge stock and Cdn.$20.25 per share in cash that they would have received in the proposed three-way combination.

Teck Offer to Acquire Inco
      An unsolicited offer by Teck Cominco Limited (“Teck”) to purchase all of the common shares of Inco that it does not already own (the “Teck Offer”) was mailed to Inco shareholders on May 23, 2006 and remains outstanding. On July 21, 2006, Teck extended the expiry time of the Teck Offer until 8:00 p.m. (Toronto time) on August 16, 2006.
      Inco’s Board of Directors has unanimously recommended that Inco’s shareholders reject the Teck Offer and not tender their Inco shares to the Teck Offer. For more information, see Inco’s Directors’ Circular and Solicitation/ Recommendation Statement on Schedule 14D-9 filed with the SEC on May 31, 2006.

Cease Trading of Inco Shareholder Rights Plan
      On July 20, 2006, Inco and Teck consented to a cease trade order (the “Order”) by the Ontario Securities Commission whereby Inco’s shareholder rights plan will cease to apply as of 4:30 p.m. (Toronto time) on Wednesday, August 16, 2006. The Order was made on July 20, 2006.

Canadian Labour Relations Developments
      On May 31, 2006, unionized production and maintenance employees at Inco’s mining and processing operations in Sudbury, Ontario and Port Colborne, Ontario ratified the tentative agreement reached between Inco and the United Steelworkers union on May 29, 2006. The three-year agreement contains, among other things, a commitment from Inco not to lay off any employees at its Sudbury and Port Colborne operations for a period of three years. Although Inco has announced that approximately 150 positions would be eliminated in Sudbury following the combination of Inco and Falconbridge, Inco expects that these positions would be eliminated through attrition.
      The United Steelworkers union has recently been certified as the bargaining agent for employees at the mine and concentrator of Inco’s subsidiary, Voisey’s Bay Nickel Company Limited (“VBNC”). Negotiations are currently under way between VBNC and the union with respect to a first collective agreement for such employees in Voisey’s Bay.
      If VBNC and the union fail to reach an agreement by late July or early August of 2006, a strike could ensue, that could, if such strike continues for a period beyond a few months, significantly interrupt production at the mine and concentrator and, as a result, impact production at Inco operations in Thompson and Sudbury (where the feed from the Voisey’s Bay mine is shipped for further processing) and adversely affect our earnings, cash flows and nickel unit cash costs of sales.

New Canadian Exploration Results
      On June 19, 2006, Inco announced significant new exploration results at all three of its Canadian mining operations, adding to the broad range of options that Inco has for future development and expansion at its existing Canadian mines. Drilling results indicating high-grade nickel deposits were announced for mines in Voisey’s Bay, Thompson and Sudbury providing the potential opportunity to increase nickel production and accelerate cash flow or extend mine life through low-cost development at these operations.
Results of Operations

Earnings Summary
      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Net sales	$1,814	$1,194	$3,025	$2,315
Net earnings	472	220	674	537
Net earnings per common share
— basic	2.40	1.16	3.46	2.85
— diluted	2.11	0.99	3.03	2.41
Cash provided by operating activities	317	422	519	513
      The increases in net earnings for the second quarter and first six months of 2006 compared with the corresponding periods of 2005 were primarily the result of (1) higher deliveries for nickel and copper and higher average realized selling prices for nickel, copper and PGMs, (2) a net tax benefit primarily due to the favourable impact of future income tax rate reductions in Canada enacted in the second quarter of 2006 and (3) an increase in other income due to gains on currency derivative contracts entered into in respect of the pending acquisition of Falconbridge as well as certain metals derivative contracts entered into to secure third party nickel for expected customer requirements, both of which are not hedge accounted. The principal items offsetting these favourable factors were (1) an increase in production costs primarily as a result of unfavourable currency rate movements and higher energy costs, (2) unfavourable non-cash currency translation effects due to the strengthening of the Canadian dollar, and (3) deferred profit on sales to equity- accounted affiliates.
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
      The following table sets forth the high and low exchange rates for one U.S. dollar expressed in Canadian dollars for each period indicated, the average of such exchange rates and the exchange rate at the end of such period, in each case, based upon the noon buying rates as quoted by the Bank of Canada:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

High	1.1719	1.2704	1.1726	1.2704
Low	1.0990	1.2147	1.0990	1.1987
Rate at end of period	1.1150	1.2256	1.1150	1.2256
Average rate	1.1213	1.2439	1.1382	1.2354

      The following two bar charts reflect the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (with the unfavourable factors shown in parentheses), affecting our second quarter and first six months of 2006 net earnings compared with the second quarter and first six months of 2005, with the starting point (first bar on the left) of the applicable chart being the level of net earnings for the second quarter or first six months of 2005:
Principal factors affecting 2006 second quarter net earnings in comparison with 2005 second quarter net earnings

In millions of dollars
Principal factors affecting 2006 first six months net earnings in comparison with 2005 first six months net earnings

In millions of dollars

Net Sales
      Net sales in the second quarter of 2006 increased significantly by 52% compared with the second quarter of 2005. The increase was primarily due to increases in our average realized selling prices for nickel and copper which increased by 22% and 109% for the second quarter of 2006 compared with the second quarter of 2005. In addition, deliveries of nickel and copper increased by 15% and 30%, respectively, during the second quarter of 2006 compared with the second quarter of 2005. During the second quarter of 2006, we sold 7,800 tonnes of copper covered by derivatives contracts which effectively fixed a maximum price realization to us of $3,400 per tonne ($1.54 per pound). Consequently, although our average realized selling price for copper for the second quarter of 2006 exceeded 2005, it was below the average market price.

      Net sales in the first six months of 2006 increased significantly by 31% compared with the first six months of 2005. The increase was primarily due to increases in our average realized selling prices for nickel and copper which increased by 11% and 73%, respectively, for the first six months of 2006 compared with the first six months of 2005. In addition, deliveries of nickel and copper increased by 12% and 10%, respectively, during the first six months of 2006 compared with the first six months of 2005. During the first six months of 2006, we sold 19,500 tonnes of copper covered by derivatives contracts which effectively fixed a maximum price realization to us of $3,400 per tonne ($1.54 per pound). Consequently, although our average realized selling price for copper for the first six months of 2006 exceeded 2005, it was below the average market price. There are no outstanding copper hedge positions which mature during the second half of 2006.
      Net sales to customers by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Primary nickel	$1,431	$1,017	$2,387	$1,911
Copper	250	91	383	201
Precious metals	79	75	151	144
Other	54	11	104	59

	$1,814	$1,194	$3,025	$2,315

      The following two bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:
Average realized and LME cash prices for nickel and copper Second Quarter 2006 versus Second Quarter 2005

In dollars per pound
Average realized and LME cash prices for nickel and copper First Six Months 2006 versus First Six Months 2005

In dollars per pound

      Deliveries of Inco-source nickel (including finished nickel produced from purchased intermediates and toll smelted and refined nickel), purchased nickel in finished form, Inco-source copper and Inco-source PGMs (including finished PGMs produced from third party purchased materials) for the periods indicated are shown in the following two bar charts:
Product Deliveries — Second Quarter 2006 and Second Quarter 2005

Nickel and copper in millions of pounds PGMs in thousands of troy ounces
Product Deliveries — First Six Months 2006 and First Six Months 2005

Nickel and copper in millions of pounds PGMs in thousands of troy ounces

Cost of Sales and Other Expenses
      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Production — Nickel in all forms (tonnes)	63,557	50,353	124,996	105,860
Nickel unit cash cost of sales before by-product credits(1)
— per tonne	$7,275	$6,856	$7,099	$6,614
— per pound	3.30	3.11	3.22	3.00
Nickel unit cash cost of sales after by-product credits(1)
— per tonne	$4,586	$6,195	$5,137	$5,908
— per pound	2.08	2.81	2.33	2.68
Finished nickel inventories at end of period (tonnes)	25,327	23,053	25,327	23,053

(1)	Nickel unit cash cost of sales before and after by-product credits includes costs for Inco-source and purchased nickel intermediates processed at our Sudbury and Thompson operations, but excludes the costs of third party toll smelting and refining arrangements described above.
      Cost of sales and other expenses, excluding depreciation and depletion, increased by 66% and 44% for the second quarter and first six months of 2006, respectively, compared with the corresponding periods of 2005. This increase primarily relates to increases in deliveries of nickel and copper, higher costs for purchased finished nickel as a result of rising nickel prices, higher nickel unit cash cost of sales before by-product credits as discussed below and higher other operating expenses. In addition, cost of sales and other expenses includes costs associated with third party toll smelting and toll refining of nickel intermediates of $77 million and $114 million for the second quarter and first six months of 2006, respectively. In 2005, no such costs were incurred as these arrangements began in 2006. These amounts are not included in the determination of nickel unit cash cost of sales before and after by-product credits. While the profit margins on such third party tolling arrangements are lower than on Inco-source nickel production and sales, such arrangements allow us to provide additional nickel units to our customers. Profit on nickel sold to our equity-accounted affiliates is not recognized until the affiliates have sold the nickel to their customers. Included in our cost of sales and other expenses is an adjustment to defer profit on Inco-source nickel held in our affiliates’ inventories at the end of June 2006.
      For the second quarter and first six months of 2006, $16 million was charged to earnings as a result of the disruption of site activities at the Goro project. The majority of these costs relate to contractor claims.
      The increase in nickel unit cash cost of sales, before by-product credits, in the second quarter of 2006 was primarily due to (1) a higher average Canadian — U.S. dollar exchange rates that adversely affected our costs, (2) higher energy prices, (3) higher spending on supplies and services and (4) higher earnings-based bonus payments partially offset by lower costs for purchased intermediates due to lower volumes processed in 2006. The decrease in nickel unit cash cost of sales after by-product credits in the second quarter of 2006 is primarily due to the positive impact of higher average realized selling prices for copper and PGMs, partially offset by lower deliveries of PGMs.
      We expect to continue, at least in 2006, to use purchased nickel intermediates to increase processing capacity utilization at our Sudbury and Thompson operations.

      A reconciliation of our nickel unit cash cost of sales before and after by-product credits to cost of sales under Canadian GAAP for the periods indicated is shown in the table entitled “Reconciliation of Nickel Unit Cash Cost of Sales to Canadian GAAP Cost of Sales” below.
      Finished nickel production from all sources increased to 63,557 tonnes (140 million pounds) in the second quarter of 2006 compared with 50,353 tonnes (111 million pounds) in the second quarter of 2005. Finished nickel production increased to 124,996 tonnes (276 million pounds) in the first six months of 2006 compared with 105,860 tonnes (233 million pounds) in the first six months of 2005. The increase in finished nickel production in 2006 was primarily due to the commencement of concentrate production at Voisey’s Bay, the commencement of tolled production of purchased nickel intermediate feeds and improved performance at the nickel refineries in Sudbury and Clydach. Finished nickel production in 2005 was negatively impacted by scheduled shutdowns in the second quarter of 2005 at our Ontario operations and at our refinery in Japan. Finished nickel production from our Voisey’s Bay concentrate through our Sudbury and Thompson operations was 18 million pounds and 21 million pounds in the second quarter and first six months of 2006, respectively.

Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits
      The following bar chart shows the key factors (in dollars or cents per pound) both favourable and unfavourable (favourable factors are shown in parentheses) affecting our second quarter and first six months of 2006 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being the nickel unit cash cost of sales after by-product credits for the second quarter or first six months of 2005:
Nickel Unit Cash Cost of Sales after by-product credits Second Quarter 2006 compared with Second Quarter 2005

In dollars or cents per pound
Nickel Unit Cash Cost of Sales after by-product credits First Six Months 2006 compared with First Six Months 2005

In dollars or cents per pound

Selling, general and administrative expenses
      Selling, general and administrative expenses increased by $35 million and $39 million in the second quarter and first six months of 2006, compared to the corresponding periods of 2005. Selling, general and administrative expenses increased primarily due to take-over related costs of $15 million as well as higher expenses associated with share options that had been granted in prior years with share appreciation rights based upon the price of our common shares at the end of June 2006.

Exploration
      Exploration expenditures increased by $4 million and $10 million in the second quarter and first six months of 2006, compared with the corresponding periods of 2005. The increases are primarily due to higher spending at our Ontario, Manitoba and PT Inco operations and higher spending in Australia. On June 19, 2006, we announced encouraging results at the Upper Reid Brook Zone at Voisey’s Bay, the Copper Cliff South Mine in Sudbury, the Creighton Mine in Sudbury and at the 1-C Surface Zone and 1-D Surface Zone in Thompson.

Currency translation adjustments
      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and certain deferred income and mining taxes, into U.S. dollars. Unfavourable currency translation adjustments of $64 million and $61 million in the second quarter and first six months of 2006 were due to the strengthening of the Canadian dollar as of June 30, 2006 relative to the U.S. dollar. The Canadian — U.S. dollar exchange rate appreciated by 5% during both the second quarter and first six months of 2006.

Interest expense
      Interest expense increased by $10 million and $21 million in the second quarter and first six months of 2006 compared with the corresponding periods of 2005. Interest expense increased primarily because no interest in respect of the Voisey’s Bay project has been capitalized in 2006 since the mine, concentrator and related facilities commenced commercial production in December 2005.

Other income, net
      In the second quarter of 2006, other income increased by $96 million compared with the corresponding period in 2005 due principally to (1) gains of $47 million with respect to currency derivative contracts entered into in anticipation of the acquisition of Falconbridge and (2) gains of $41 million with respect to metals derivative contracts entered into to secure third party nickel for expected customer requirements. For the six months ended June 30, 2006, other income increased by $103 million compared with the corresponding period in 2005 due principally to (1) gains of $41 million with respect to currency derivative contracts entered into in anticipation of the purchase of Falconbridge and (2) gains of $49 million with respect to metals derivative contracts entered into to secure third party nickel for expected customer requirements.

Income and mining taxes
      Our effective tax rate for the second quarter and first six months of 2006 of 20% and 25%, respectively, was lower than the combined statutory income tax and mining tax rate in Canada of about 37%. Our lower effective tax rate is primarily due to the revaluation of deferred income tax liabilities pursuant to recently enacted future income tax rate reductions in Canada in the second quarter of 2006.

Intermediates Segment
      Our intermediates segment comprises the mining and the processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel-in-matte averaged $14,326 per tonne ($6.50 per pound) in the second quarter of 2006, compared with $12,897 per tonne ($5.85 per pound) in the second quarter of 2005. Under PT Inco’s long-term U.S. dollar-denominated sales contracts, the selling price of its nickel-in-matte is determined by a formula based on the LME cash nickel price for nickel. Nickel-in-matte production for the second quarter of 2006 was 15,900 tonnes (35.0 million pounds), compared with 18,700 tonnes (41.3 million pounds) in the second quarter of 2005. The decrease in production was due, as reported earlier, to a fire in the transformer of furnace no. 2 on May 23, 2006. The replacement of the transformer and reheating of the furnace was expected to take approximately seven to eight weeks. However, a decision was made to delay the commencement of heat-up by an additional two to three weeks in order to complete a risk analysis around certain peripheral components associated with the transformer to ensure smooth on-going operation of this furnace. Property damage from the fire is estimated to be $3 million. PT Inco’s unit cash cost of production rose by 38% to $6,856 per tonne ($3.11 per pound) in the second quarter of 2006 from $4,982 per tonne ($2.26 per pound) in the second quarter of 2005 due to (1) an increase in the heavy sulphur fuel oil price to an average of $54.06 per barrel for the second quarter of 2006 from an average of $35.86 per barrel in the second quarter of 2005, (2) an increase in the diesel price to an average of $0.53 per litre for the second quarter of 2006 from an average of $0.21 per litre in the second quarter of 2005, (3) increased supplies expense as a result of increased cost of heavy vehicle tires in the second quarter of 2006 and (4) lower production levels as discussed above.

Development Projects

Goro Project Update
      As previously announced, protesters committed a series of actions against our Goro development project in New Caledonia in early April 2006. Various public roads leading to the Goro project site were blocked and trucks, excavators and building materials were vandalized. In addition, the main water supply to the project site was cut off and pipes that were to have been used in the water supply pipeline to the project were damaged. French military police were mobilized to remove the protesters and secure the site, having particular regard to the safety of workers. The construction site was shut down over a three-week period in April, with a phased remobilization that commenced in late April. Construction activity has now returned to the operating levels that existed prior to the disruptions.
      Goro Nickel S.A.S., our 73%-owned subsidiary which is developing the project, has assessed the extent of the damage to the site and estimated the remediation and other costs to the project. Accordingly, a charge of $16 million was recorded in the second quarter of 2006 in respect of the April disruptions. Goro Nickel S.A.S. is also currently assessing the extent to which the April disruptions will delay the schedule for the completion of the project and consequently increase its capital costs.
      A full review and update of the capital cost forecast and schedule for the Goro project is now in progress. This review will take into account the effect of the April disruptions described above, as well as other cost and schedule pressures which have been experienced on the project. Cost pressures are attributable to, among other things, (1) increases in prices for fuel, construction materials and other input costs affecting projects worldwide, (2) certain minor scope changes to improve the performance and reliability of the project that were identified during the advanced, detailed engineering and procurement process, (3) additional regulatory compliance costs, including additional permitting requirements to align permits with the current configuration of the project and (4) the extension of the construction schedule. In addition to the April disruptions, schedule pressures are attributable primarily to an approximate five-month delay in the start-up of certain construction work at the Goro site during 2005 while certain permit-related issues were resolved. While it was expected that this time would be recovered, this has not been the case, and the April disruptions now make this unlikely.
      Our last capital cost forecast for Goro’s mine, process plant and infrastructure was $1.878 billion, with a minus 5% to plus 15% confidence level, and, in our 2005 Annual Report on Form 10-K, we stated that, if it were to formally update that forecast, such updated forecast would be expected to be at the high end of the plus 15% confidence level. Our last forecast regarding the schedule for the Goro project was that the initial start-up of the project would occur in late 2007. We currently expect to be in a position to announce a revised capital cost estimate and a revised schedule reflecting all of the factors noted above, subject to a confidence or accuracy level developed as part of that estimate, in the fall of 2006. At that time, engineering will have been substantially completed, all major construction contracts will have been awarded, construction performance data will be available and a full assessment of the costs attributable to the April disruptions will have been completed. Based on preliminary results of the capital cost and schedule review process, we currently expect that the revised capital cost forecast for the project will exceed the range of the previously announced forecast of $1.878 billion plus 15% (i.e., $2.15 billion) and that the initial start-up of the project will be delayed into 2008. We continue to anticipate that the Goro project will deliver an acceptable rate of return for our shareholders, taking into account these expected and potential increases in capital costs and changes to the project schedule, based on our medium and long-term commodity price assumptions.

      Goro Nickel S.A.S. currently plans to submit an application for an operating permit covering the Goro mine, process plant and infrastructure later this year, to take effect prior to the initial start-up of the Goro project. This permit would replace the operating permit that was recently revoked by a New Caledonian administrative tribunal, and that was due to expire in October 2006 in any event. Management believes that the new operating permit will be issued prior to the start-up of commercial production.
      Management’s estimates regarding capital costs, schedule and receipt of necessary permits for the Goro project are subject to various risks and assumptions. See “Cautionary Notice Regarding Forward Looking Statements” below.
Cash Flows, Liquidity and Capital Resources
      The following bar chart presents the principal sources and uses of cash and cash equivalents for the second quarter and first six months of 2006 (uses of cash are shown in parentheses) with the starting point (first bar on the left) being the balance cash and cash equivalents as at March 31, 2006 or December 31, 2005:
Principal Sources and Uses of Cash in the Second Quarter of 2006

(in millions of dollars)
Principal Sources and Uses of Cash in the First Six Months of 2006

(in millions of dollars)
      Net cash provided by operating activities in the second quarter of 2006 was $317 million, compared with $422 million in the second quarter of 2005. The decrease in net cash provided by operating activities was primarily due to increased working capital requirements in the second quarter of 2006, partially offset by higher net earnings driven by the substantial increases in selling prices for our primary products. The increase in working capital primarily related to: (1) an increase in accounts receivable as a result of higher selling prices and higher June deliveries compared with the corresponding period of 2005 and (2) an increase in inventory primarily due to an increase in in-process material under third party tolling arrangements and a build-up of Voisey’s Bay source copper concentrate which, owing to the shipping schedule will not be sold until the second half of 2006. Under the terms of the shipping agreement covering the Voisey’s Bay operations, copper concentrate cannot be shipped from site during the December to May period. Currently, an estimated 40 million pounds of Voisey’s Bay copper concentrate (payable metal), representing approximately 8 months of production is scheduled to be shipped to customers in the third quarter of 2006.
      Net cash provided by operating activities in the first six months of 2006 was $519 million, compared with $513 million in the first six months of 2005. The increase in net cash provided by operating activities was primarily due to higher net earnings partially offset by higher working capital requirements in the first half of 2006. The increase in working capital was primarily due to the reasons noted above.
      Net cash used for investing activities of $332 million and $670 million in the second quarter and first six months of 2006, respectively, increased significantly compared with $132 million and $358 million for the corresponding periods of 2005. The increases were primarily due to (1) higher capital spending, mainly in respect of our Goro project, partially offset by lower capital spending for our Voisey’s Bay project. In addition, capital expenditures at our Canadian operations and at PT Inco were higher in the first six months of 2006. Second quarter 2005 investing activities included cash of $150 million received in respect of the sale of a portion of our interest in Goro Nickel S.A.S. Other investing activities include advances of $63 million from partners in the Goro project which is substantially offset by the cash payments in respect of the transaction costs associated with the pending acquisition of Falconbridge described in Note 18.
      Net cash used for financing activities for the second quarter of 2006 was $46 million, which is primarily comprised of (1) common share dividends and (2) common share dividends paid to the minority shareholders of PT Inco, partially offset by the cash received in respect of the issuance of common shares pursuant to the company’s stock option plans and the exercise of other convertible securities. For the first six months of 2006, net cash used for financing activities also comprised the final principal repayment in respect of PT Inco’s loan.
      At June 30, 2006, cash and cash equivalents were $690 million, down from $958 million at December 31, 2005, primarily reflecting cash outflows for capital expenditures for our growth projects and our operations and increased working capital requirements. Total debt was $1,921 million at June 30, 2006, compared with $1,974 million at December 31, 2005. Total debt as a percentage of total debt plus shareholders’ equity was 25% at June 30, 2006, compared with 28% at December 31, 2005.
      On July 18, 2006, Inco’s Board of Directors declared a quarterly dividend on our common shares of $0.125 per share, payable September 1, 2006 to shareholders of record as of August 15, 2006.
      We have had in effect for a number of years defined benefit pension plans principally in Canada, the United States and the United Kingdom. Each of the jurisdictions in which these plans are located has legislation and regulations which, among other statutory requirements, cover the minimum contributions to be made to these plans to meet their potential liabilities as calculated in accordance with such legislation and regulations. Based upon the value of the assets in these plans, as determined pursuant to applicable provincial legislation and regulations in Canada and other factors to be taken into account under such legislative or regulatory requirements, we, in accordance with such applicable legislation or regulations, plan to contribute approximately $170 million to such plans for 2006. Since the liabilities associated with these pension plans are affected by changes in certain exchange rates, primarily the Canadian dollar, changes in such exchange rates could also significantly affect the level of these contributions and pension expense for 2006 and for future years.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements
      As discussed in our Annual Report on Form 10-K, we have also arranged financing sufficient to fund the cash portion of the offer we have made to purchase all of the common shares of Falconbridge.
      Reference is made to “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2005 Annual Report on Form 10-K for a summary of our derivative instrument positions, which includes the derivative positions which we have to hedge a portion of our copper sales as discussed in Note 9.

Contractual Obligations
      A summary of our long-term contractual obligations and commitments for each of next five years is included in Note 12 to our consolidated financial statements in Item 1 above.
Critical Accounting Policies and Estimates
      Reference is made to our 2005 Annual Report on Form 10-K.
Accounting Changes
      No changes to generally accepted accounting principles in Canada were made during the first six months of 2006 which would have a significant impact on our consolidated financial statements.
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

      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:
Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2006	2005	2006	2005

(In millions of U.S. dollars except pound and per pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$1,021	$616	$1,754	$1,219
By-product costs	(194)	(151)	(352)	(315)
Purchased finished nickel	(216)	(87)	(321)	(156)
Delivery expense	(12)	(9)	(22)	(18)
Other businesses cost of sales	(9)	(9)	(18)	(19)
Non-cash items(1)	(10)	(7)	(20)	(14)
Remediation, demolition and other related expenses	(9)	(9)	(18)	(16)
Adjustments associated with affiliate transactions	(77)	37	(104)	46
Goro disruption costs	(16)	—	(16)	—
Other	(39)	1	(52)	(1)

Nickel cash cost of sales before by-product credits(2)	439	382	831	726
By-product net sales	(356)	(187)	(582)	(393)
By-product costs	194	151	352	315

Nickel cash cost of sales after by-product credits(2)	$277	$346	$601	$648

Inco-source nickel deliveries (millions of pounds)	133	123	258	242

Nickel unit cash cost of sales before by-product credits per pound	$3.30	$3.11	$3.22	$3.00

Nickel unit cash cost of sales after by-product credits per pound	$2.08	$2.81	$2.33	$2.68

(1)	Representing principally post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for Inco-source and purchased nickel intermediate feed processed at our Canadian operations and excludes purchased nickel intermediate feed tolled by third parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
      Our offer to acquire Falconbridge and our agreement to be acquired by Phelps Dodge are subject to risks and uncertainties, including those described in our Offer and Circular relating to our offer, as amended or supplemented.

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

Cautionary Notice Regarding Forward-Looking Statements
      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) our offer to acquire all of the common shares of Falconbridge Limited and the financing required therefor, (ii) nickel demand and supply in the global nickel market for the second half of 2006 and into 2007, the supply of secondary or nickel-containing recycled or scrap material, and nickel demand in China and other geographical and end-use markets, including for nickel-containing stainless steels, for nickel for 2006 and into 2007; (iii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iv) capital expenditures; (v) changes in pension contributions to our pension plans and pension expense; (vi) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and sources of financing and agreements and other arrangements for our Goro project with the three provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; (vii) our agreement to combine with Phelps Dodge and (viii) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction, start-up/commissioning and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the timing, steps to be taken and completion of our offer to acquire all of the common shares of Falconbridge Limited, including the financing required for the offer, (b) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (c) changes in exchange rates and interest rates and investment performance of pension assets, (d) political unrest or instability in countries such as Indonesia, (e) the ramp-up of our Voisey’s Bay project, (f) our Goro project’s scope and schedule and the other key aspects of this project, (g) the timing of receipt of all necessary permits and regulatory approvals, the engineering and construction timetables for our development projects, and other agreements and arrangements with parties or local communities having an interest in or otherwise being associated with our Goro project, and (h) our proposed combination with Phelps Dodge, including the satisfaction of various conditions to such combination including approvals by the shareholders of both companies. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking stat ements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In the second quarter of 2006, a total of 1,757,962 Common Shares were issued on the conversion of our LYON Notes, 3,851,672 Common Shares were issued on the conversion of our Convertible Debentures due 2023 and 59,777 Common Shares were issued on the conversion of our Subordinated Convertible Debentures due 2052. These Common Shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by section 3(a)(9) of such Act. The Company did not receive any separate consideration upon conversion. The Company did not issue any other securities that were not registered under the Securities Act of 1933 in the second quarter of 2006.

Item 6.	Exhibits

2.1	Amending Agreement dated January 12, 2006 between Inco Limited and Falconbridge Limited amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 2 to Registration Statement on Form F-8 (File No. 333-129218) filed January 20, 2006)

2.2	Second Amending Agreement dated February 20, 2006 between Inco Limited and Falconbridge Limited amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.5 to the Company’s to the Company’s Amendment No. 3 to Registration Statement on Form F-8 (File No. 333-129218) filed February 28, 2006)

2.3	Third Amending Agreement dated March 21, 2006 between Inco Limited and Falconbridge Limited amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-01143) dated March 21, 2006)

2.4	Fourth Amending Agreement dated May 13, 2006 between Inco Limited and Falconbridge Limited amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-01143) dated May 13, 2006)

2.5	Fifth Amending Agreement dated June 25, 2006 between Inco Limited and Falconbridge Limited amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-01143) dated June 25, 2006)

2.6	Sixth Amending Agreement dated July 16, 2006 between Inco Limited and Falconbridge amending the Support Agreement dated October 10, 2005 (incorporated by reference to Exhibit 2.14 to the Company’s to the Company’s Amendment No. 1 to Registration Statement on Form F-8 (File No. 333-135786) filed July 17, 2006)

2.7	Combination Agreement dated June 25, 2006 between Inco Limited and Phelps Dodge Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-01143) dated June 25, 2006)

2.8	Waiver and First Amendment to Combination Agreement dated July 16, 2006 between Inco Limited and Phelps Dodge Corporation amending the Combination Agreement dated June 25, 2006 (incorporated by reference to Exhibit 2.13 to the Company’s to the Company’s Amendment No. 1 to Registration Statement on Form F-8 (File No. 333-135786) filed July 17, 2006)

10.1	Amendment letter dated June 25, 2006 between Inco Limited and Morgan Stanley Senior Funding (Nova Scotia) Co., RBC Capital Markets, Goldman Sachs Canada Credit Partners Co. and The Bank of Nova Scotia, as lead arrangers, amending the Loan Agreement dated as of December 22, 2005

10.2	Note Purchase Agreement dated June 25, 2006 between Inco Limited and Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 001-01143) dated June 25, 2006)

10.3	Form of agreement between all of the executive officers of Inco Limited and Inco Limited covering severance payments and continuation of certain benefits in the event of involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary within two years following a change of control (as defined in such agreement) (incorporated by reference to Exhibit (e)(8) to the Company’s Amendment No. 11 to Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed June 26, 2006)

10.4	Form of agreement between Scott M. Hand, Peter J. Goudie, Robert D.J. Davies, Ronald C. Aelick, Mark Cutifani and Simon A. Fish and Inco Limited covering severance payments and continuation of certain benefits in the event of involuntary termination of employment (except for cause) or resignation under certain circumstances not wholly voluntary (incorporated by reference to Exhibit (e)(9) to the Company’s Amendment No. 11 to Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed June 26, 2006)

10.5	Agreement dated June 28, 2006 between Peter C. Jones and Inco Limited (incorporated by reference to Exhibit (e)(10) to the Company’s Amendment No. 13 to Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed June 30, 2006)

10.6	Letter to Scott M. Hand from Mark Daniel dated May 29, 2006 (incorporated by reference to Exhibit (e)(2) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed May 31, 2006)

10.7	Form of letter to each of Peter J. Goudie, Robert D.J. Davies, Ronald C. Aelick, Mark Cutifani and Simon A. Fish from Scott M. Hand dated May 29, 2006 (incorporated by reference to Exhibit (e)(3) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed May 31, 2006)

10.8	Memorandum to Scott M. Hand from M.D. Sopko dated January 11, 2000 (incorporated by reference to Exhibit (e)(4) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed May 31, 2006)

10.9	Memorandum to Scott M. Hand from L.M. Ames dated February 28, 2000 (incorporated by reference to Exhibit (e)(5) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed May 31, 2006)

10.10	Memorandum to Peter J. Goudie from M.J. Daniel dated May 26, 2006 (incorporated by reference to Exhibit (e)(6) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed May 31, 2006)

10.11	Memorandum to Robert D.J. Davies from M.J. Daniel dated May 26, 2006 (incorporated by reference to Exhibit (e)(7) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-46625) filed May 31, 2006)

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inco Limited

Date: July 24, 2006	By: /s/ Simon A. Fish Simon A. Fish Executive Vice-President, General Counsel and Secretary

Date: July 24, 2006	By: /s/ Ronald A. Lehtovaara Ronald A. Lehtovaara Vice-President and Comptroller

EXHIBIT INDEX

Exhibits

10.1	Amendment letter dated June 25, 2006 between Inco Limited and Morgan Stanley Senior Funding (Nova Scotia) Co., RBC Capital Markets, Goldman Sachs Canada Credit Partners Co. and The Bank of Nova Scotia, as lead arrangers, amending the Loan Agreement dated as of December 22, 2005

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002