Form 10-Q
period 2006-09-30
INCO LTD
filed 2006-10-23
CIK 49996

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006
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
      Common Shares outstanding at September 30, 2006: 220,666,563 shares, no par value.
      * Notices and communications from the Securities and Exchange Commission may be sent to Simon A. Fish, Executive Vice-President, General Counsel and Secretary, 145 King Street West, Suite 1500, Toronto, Ontario M5H 4B7. His telephone number is (416) 361-7774.

		Page No.

PART I — FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Consolidated Statement of Earnings (Unaudited) — Three and Nine Months Ended September 30, 2006 and 2005	3
	Consolidated Statement of Retained Earnings (Unaudited) — Nine Months Ended September 30, 2006 and 2005	4
	Consolidated Balance Sheet (Unaudited) — September 30, 2006 and December 31, 2005	5
	Consolidated Statements of Cash Flows (Unaudited) — Three and Nine Months Ended September 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION		40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40

2.1   Waiver and First Amendment to Combination Agreement, dated July 16, 2006, between the Company and Phelps Dodge Corporation (incorporated by reference to Exhibit 2.13 to the Company’s Amendment No. 1 to Form F-8 (File No. 333-135786) filed by the Company on July 17, 2006)

2.2   Sixth Amending Agreement, dated July 16, 2006, between the Company and Falconbridge Limited (incorporated by reference to Exhibit 2.14 to the Company’s Amendment No. 1 to Form F-8 (File No. 333-135786) filed by the Company on July 17, 2006)

2.3   Termination Agreement, dated September 5, 2006, between the Company and Phelps Dodge Corporation (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-01143) dated September 5, 2006)

	3.1 General By-law No. 1 of the Company (as amended to October 17, 2006)
	10.1 Form of letter to each of the Company’s “Other Officers” (incorporated by reference to Exhibit (e)(3) to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on May 31, 2006)

10.2 Letter agreement, dated July 4, 2006, between Peter C. Jones and the Company (incorporated by reference to Exhibit (e)(17) to the Company’s Amendment No. 30 to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on August 8, 2006)(1)

10.3 Form of Indemnity Agreement between Simon A. Fish, Robert D.J. Davies and each of the Company’s non-employee directors and the Company (incorporated by reference to Exhibit (e)(16) to the Company’s Amendment No. 5 to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on September 25, 2006)(1)

	10.4 Amended 2005 Key Employees Incentive Plan(1)
	10.5 Amended 2002 Non-Employee Director Share Option Plan (1)
	10.6 Amended 2001 Key Employees Incentive Plan(1)
	10.7 Amended 1997 Key Employees Incentive Plan(1)
	10.8 Amended 1993 Key Employees Incentive Plan(1)

10.9 Amended and Restated Escrow Agreement, made as of September 28, 2006, between the Company and CIBC Mellon Trust Company, as escrow agent (incorporated by reference to Exhibit (e)(18) to the Company’s Amendment No. 6 to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on September 29, 2006)(1)

31.1 Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-3.1
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1

(1)	Indicates a management contract or compensatory plan or arrangement

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
(in millions of U.S. dollars except per share amounts)
Net sales	$2,320	$1,082	$5,345	$3,397

Costs and operating expenses
Cost of sales and other expenses, excluding depreciation and depletion	1,097	688	2,851	1,907
Depreciation and depletion	122	62	273	187
Selling, general and administrative	70	64	186	156
Research and development	9	9	26	23
Exploration	13	10	43	30
Currency translation adjustments	(1)	52	60	48
Interest expense	15	4	48	16
Asset impairment charge	—	—	—	25

	1,325	889	3,487	2,392

Takeover-related income (expense), net (Note 3)	148	—	174	—
Other income (expense), net (Note 3)	85	(11)	150	(8)

Earnings before income and mining taxes and minority interest	1,228	182	2,182	997
Income and mining taxes (Note 4)	487	91	726	342

Earnings before minority interest	741	91	1,456	655
Minority interest	40	27	81	54

Net earnings	$701	$64	$1,375	$601

Net earnings per common share (Note 7)
Basic	$3.36	$0.34	$6.90	$3.18

Diluted	$3.08	$0.29	$6.10	$2.70

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Retained Earnings
(Unaudited)

	Nine Months Ended
	September 30,

	2006	2005

		(Restated)
(in millions of U.S. dollars)
Retained earnings at beginning of period, as previously reported	$1,181	$390
Restatement (Note 2)	—	38

Retained earnings at beginning of period, as restated	1,181	428
Net earnings	1,375	601
Settlement of convertible debt tendered for conversion (Note 10)	(22)	(22)
Common dividends paid	(75)	(38)

Retained earnings at end of period	$2,459	$969

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2006	2005

(in millions of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 14)	$1,828	$958
Accounts receivable	1,380	673
Inventories (Note 14)	1,342	996
Other	198	68

Total current assets	4,748	2,695
Property, plant and equipment (Note 14)	9,250	8,459
Accrued pension benefits asset	707	611
Deferred charges and other assets (Note 15)	238	245

Total assets	$14,943	$12,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year (Note 8)	$30	$122
Accounts payable	330	253
Accrued payrolls and benefits	276	221
Other accrued liabilities	868	533
Income and mining taxes payable	642	36

Total current liabilities	2,146	1,165
Deferred credits and other liabilities
Long-term debt (Note 8)	1,730	1,852
Deferred income and mining taxes	2,102	2,018
Accrued post-retirement benefits liability	807	732
Asset retirement obligation (Note 6)	175	168
Deferred credits and other liabilities	74	131

Total liabilities	7,034	6,066

Minority interest	928	761

Commitments and contingencies (Note 12)
Shareholders’ equity
Convertible debt (Note 10)	129	362

Common shareholders’ equity
Common shares issued and outstanding 220,666,563 (2005 — 192,237,394 shares) (Note 7)	3,849	3,000
Warrants (Note 11)	—	62
Contributed surplus (Notes 11 and 16)	544	578
Retained earnings	2,459	1,181

	6,852	4,821

Total shareholders’ equity	6,981	5,183

Total liabilities and shareholders’ equity	$14,943	$12,010

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
(in millions of U.S. dollars)
Operating activities
Earnings before minority interest	$741	$91	$1,456	$655
Items not affecting cash
Depreciation and depletion	122	62	273	187
Deferred income and mining taxes	84	27	26	35
Asset impairment charge	—	—	—	25
Other	(81)	91	17	117
Contributions greater than post-retirement benefits expense	(9)	(13)	(30)	(32)
Takeover-related net receipts	288	—	239	—
Decrease (increase) in non-cash working capital related to operations
Accounts receivable	(265)	(24)	(708)	21
Inventories	(120)	32	(297)	(35)
Accounts payable and accrued liabilities	192	(52)	329	(38)
Income and mining taxes payable	418	(26)	586	(183)
Other	(93)	(1)	(144)	(52)

Net cash provided by operating activities	1,277	187	1,747	700

Investing activities
Capital expenditures	(422)	(315)	(1,102)	(820)
Partial sale of Goro Nickel S.A.S	—	—	—	150
Other	72	(3)	131	(6)

Net cash used for investing activities	(350)	(318)	(971)	(676)

Financing activities
Repayments of long-term debt	(57)	(54)	(114)	(102)
Long-term borrowings	2	—	—	3
Cash settlement of convertible debt tendered for conversion	—	(65)	—	(65)
Common shares issued	328	11	352	34
Common dividends paid	(26)	(19)	(75)	(38)
Dividends paid to minority interest	—	—	(33)	(39)
Other	(36)	1	(36)	23

Net cash provided by (used for) financing activities	211	(126)	94	(184)

Net increase (decrease) in cash and cash equivalents	1,138	(257)	870	(160)
Cash and cash equivalents at beginning of period	690	1,173	958	1,076

Cash and cash equivalents at end of period	$1,828	$916	$1,828	$916

See Notes to Consolidated Financial Statements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in millions of U.S. dollars except number of shares and per share amounts)

Note 1.	Basis of Presentation
      These unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”) (see Note 17 for significant differences between Canadian GAAP and U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of results for the periods reported have been included. These adjustments consist only of normal recurring adjustments. Results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other interim period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report on Form 10-K”).

Note 2.	Changes in Accounting Policies and Restatements

Earnings Per Share
      We have adopted the Canadian Institute of Chartered Accountants Emerging Issues Committee Abstract No. 155, The Effects of Contingently Convertible Instruments on the Computation of Diluted Earnings per Share, on a retroactive basis. The new abstract, which was effective for interim and annual periods beginning after October 1, 2005, requires that the effects of contingently convertible instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. The adoption of the new abstract had no impact on earnings per share for the third quarter and first nine months of 2005, as the market price triggers on our contingently convertible debt had been met for this period and thus the contingently convertible instruments were already included in the computation of diluted earnings per share.

Restatements
      Effective January 1, 2005, on a retroactive basis, we restated our minority interest and related current deferred income taxes to correct an error in the allocation of net earnings to minority interests. The impact on net earnings for the third quarter and first nine months of 2005 was an increase of $2 million, or $0.01 per share and $11 million, or $0.06 per share, respectively. The cumulative adjustment to retained earnings to December 31, 2004 was an increase of $38 million.

Recent Accounting Pronouncement
      In July 2006, the Canadian Institute of Chartered Accountants Emerging Issues Committee issued Abstract No. 162, Stock-Based Compensation for Employees Eligible to Retire Before the Vesting Date. The new abstract provides additional guidance with respect to stock-based awards issued to employees who are eligible to retire prior to the award being fully vested. The new standard requires that compensation cost attributable to a stock-based award be recognized (1) immediately in the case of an employee who is eligible to retire at the grant date and (2) over the period from the grant date to the date the employee is eligible to retire in the case of an employee who will become eligible to retire during the vesting period. This abstract is effective for interim and annual periods ending on or after December 31, 2006. We do not anticipate that the application of the abstract will have a material impact on our results of operations.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 3.	Takeover-related and Other Income (Expense), Net
      In connection with the activities discussed in Note 18, the following takeover-related amounts have been credited (charged) to earnings:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Break-up fee received from Falconbridge(1)	$450	$—	$450	$—
Break-up fee paid to Phelps Dodge(2)	(125)	—	(125)	—
Break-up fee paid to LionOre(3)	(33)	—	(33)	—
Gain (loss) from currency derivatives entered into in connection with the unsuccessful offer to purchase Falconbridge	(25)	—	16	—
Fees paid to secure financing	(41)	—	(41)	—
Other (including legal and investment banking fees)	(78)	—	(93)	—

	$148	$—	$174	$—

(1)	An amount of $450 million was received from Falconbridge Limited (“Falconbridge”) in connection with the termination of the support agreement dated October 10, 2005 between Inco and Falconbridge (as amended, the “Support Agreement”). The Support Agreement provided for a payment to Inco in the event that Inco’s offer to purchase Falconbridge was not completed.

(2)	An amount of $125 million was paid to Phelps Dodge Corporation (“Phelps Dodge”) in connection with the combination agreement between Inco and Phelps Dodge entered into on June 26, 2006 (as amended, the “Combination Agreement”). The Combination Agreement provided for a payment by Inco to Phelps Dodge in the event that the proposed arrangement between Inco and Phelps Dodge was not completed. Furthermore, an additional break-up fee of $350 million from Inco to Phelps Dodge is payable in the event that a change of control of Inco takes place prior to September 7, 2007 (Note 19).

(3)	An amount of $32.5 million was paid to LionOre Mining International Ltd. (“LionOre”) in connection with the termination of the agreement covering the proposed sale of the Nikkelverk assets to LionOre (the “LionOre Agreement”). The LionOre Agreement provided for a payment by Inco to LionOre in the event that the sale of the Nikkelverk assets to LionOre was not completed by virtue of Inco’s offer to purchase Falconbridge not having been completed.
      Other income (expense), net is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest and dividend income	$14	$6	$27	$21
Earnings (loss) from affiliates accounted for using the equity method	(2)	1	(2)	1
Gain (loss) from derivative positions in metals(1)	73	(5)	129	(11)
Loss from cash settlement of convertible debt tendered for conversion (Note 10)	—	(8)	—	(8)
Other	—	(5)	(4)	(11)

Other income (expense), net	$85	$(11)	$150	$(8)

(1)	These gains or losses are in respect of metals derivative contracts entered into to secure third party nickel for expected customer requirements.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 4.     Income and Mining Taxes
      The reconciliation between taxes at the combined Canadian federal-provincial statutory income tax rates and the effective income and mining tax rates was as follows:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Provision at combined Canadian federal-provincial statutory income tax rates	$449	$71	$799	$387
Resource and depletion allowances	(29)	(7)	(68)	(45)

Adjusted income taxes	420	64	731	342
Mining taxes	63	6	128	49

	483	70	859	391
Currency translation adjustments	(2)	4	(6)	8
Currency translation adjustments on long-term debt	4	22	23	15
Non-taxable (gains) losses	14	(3)	9	(14)
Tax rate changes(1)	—	—	(141)	—
Foreign tax rate differences	(14)	(10)	(19)	(36)
Benefit of net capital losses not previously recognized	(3)	—	(3)	—
Prior year adjustments	8	12	6	(15)
Other	(3)	(4)	(2)	(7)

Effective income and mining taxes	$487	$91	$726	$342

(1)	Reflects primarily the revaluation of deferred income tax liabilities pursuant to future income tax rate reductions in Canada enacted in the second quarter of 2006.

Note 5.	Post-retirement Benefits
      Employer contributions in respect of our defined benefit plans during the third quarter and first nine months of 2006 were $59 million (2005: $44 million) and $153 million (2005: $129 million), respectively. For the year ending December 31, 2006, we currently expect that such employer contributions will amount to approximately $170 million.
      Post-retirement benefits expense included the following components:

			Post-retirement				Post-retirement
			Benefits Other				Benefits Other
	Pension Benefits		than Pensions		Pension Benefits		than Pensions

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$14	$11	$4	$3	$41	$31	$13	$9
Interest cost	43	42	15	14	129	125	45	41
Expected return on plan assets	(51)	(46)	—	—	(151)	(132)	—	—
Amortization of actuarial and investment losses	19	16	6	3	56	48	17	10
Amortization of unrecognized prior service costs	4	3	—	—	12	9	—	—

Defined benefit pension and post-retirement benefits other than pensions expense	29	26	25	20	87	81	75	60
Defined contribution pension expense	2	2	—	—	4	4	—	—

Post-retirement benefits expense	$31	$28	$25	$20	$91	$85	$75	$60

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 6.     Asset Retirement Obligation
      The changes in the liability for our asset retirement obligation for the first nine months of 2006 were as follows:

Amount

December 31, 2005	$171
Accretion expense	6
Revisions in estimated cash flows	5
Liabilities settled	(3)

September 30, 2006	179
Current portion of asset retirement obligation	(4)

Long-term portion of asset retirement obligation	$175

      Our asset retirement obligation as at December 31, 2005 included a current portion of $3 million.
Note 7.     Common Shares and Earnings per Common Share
      We are authorized to issue an unlimited number of common shares without nominal or par value. Changes in common shares for the first nine months of 2006 were as follows:

	Number of
	Shares	Amount

December 31, 2005	192,237,394	$3,000
Options exercised	1,671,451	55
Warrants exercised	10,978,578	353
Shares issued under incentive plans	56,769	3
Shares issued under non-employee director stock option plan	10,000	—
Shares issued on conversion of LYON Notes	5,569,078	128
Shares issued on conversion of Convertible Debentures	6,595,918	198
Shares issued on conversion of Subordinated Convertible Debentures	3,547,375	91
Transfer from accrued liabilities in respect of stock appreciation rights exercised	—	9
Transfer from contributed surplus in respect of options exercised	—	12

September 30, 2006	220,666,563	$3,849

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Basic earnings per share computation
Numerator:
Net earnings applicable to common shares	$701	$64	$1,375	$601

Denominator:
Weighted-average common shares outstanding (in thousands)	208,480	189,255	199,261	188,892

Basic earnings per common share	$3.36	$0.34	$6.90	$3.18

Diluted earnings per share computation
Numerator:
Net earnings applicable to common shares	$701	$64	$1,375	$601
Dilutive effect of:
Convertible debt	2	—	8	—

Net earnings applicable to common shares, assuming dilution	$703	$64	$1,383	$601

Denominator:
Weighted-average common shares outstanding (in thousands)	208,480	189,255	199,261	188,892
Dilutive effect of:
Convertible debt	15,392	28,155	20,302	28,767
Stock options	1,245	1,050	1,555	958
Warrants	3,211	4,502	5,559	4,106

Weighted-average common shares outstanding, assuming dilution (in thousands)	228,328	222,962	226,677	222,723

Diluted earnings per common share	$3.08	$0.29	$6.10	$2.70

Note 8.     Long-Term Debt
      In May 2004, we entered into a $750 million syndicated revolving credit facility with a maturity date of May 28, 2009 (the “Credit Facility”). Subject to the approval of the lenders representing not less than 66 2/3% in total commitments under the Credit Facility, the maturity date of the Credit Facility may be extended for the commitments of those lenders who have approved such extension for an additional one-year period on each May 28th anniversary date. In May 2005, the lenders agreed to extend the maturity date from May 28, 2009 to May 28, 2010, and in May 2006, the lenders agreed to extend the maturity date from May 28, 2010 to May 28, 2011. The borrowings under the Credit Facility may be made in either Canadian dollars in the form of (a) Prime Rate Loans (as defined under the Credit Facility) or (b) Bankers’ Acceptances (as defined under the Credit Facility) or in U.S. dollars in the form of (i) U.S. Base Rate Loans (as defined under the Credit Facility) or (ii) London Interbank Offered Rate (“LIBOR”) loans (as defined under the Credit Facility). Borrowings under these facilities bear interest, when drawn, at a rate which varies based on the type of borrowing and our credit ratings at the time of borrowing. As of September 30, 2006, the Company had utilized nil advances from this Credit Facility. A $65 million letter of credit was outstanding under the Credit Facility. The Credit Facility provides that, so long as advances are outstanding or any letters of credit or guarantees issued pursuant to the terms of the Credit Facility are outstanding, we will be required to maintain a ratio of Consolidated Indebtedness

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(as defined in the Credit Facility) to Tangible Net Worth (as defined in the Credit Facility) not to exceed 50:50. At September 30, 2006, the ratio of Consolidated Indebtedness to Tangible Net Worth was 18:82. The Credit Facility does not require any acceleration or prepayment of outstanding balances if our credit ratings on outstanding debt securities were downgraded or if there were a significant decline in our earnings, cash flow or in the price of our publicly traded common shares or other equity securities. A downgrade in our rating would, however, increase the interest rate and other fees payable on borrowings under the Credit Facility and, conversely, any upgrade in our rating would reduce the interest rate and other fees payable on borrowings. Currently, we are rated as investment grade by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, with the specific ratings being Baa3 (on review for possible downgrade) by Moody’s Investors Service, BBB- (credit watch with positive implications) by Standard & Poor’s Ratings Services and BBB-(evolving watch) by Fitch Ratings. These rating agencies apply their own criteria to determine their ratings and may change those criteria at any time. Such ratings do not represent a recommendation to buy, sell or hold our debt securities, may be subject to revision or withdrawal at any time by the particular rating organization, and each rating should be evaluated independently of any other rating.
      On July 28, 2006, our offer to acquire all of the outstanding common shares of Falconbridge was terminated. Accordingly, at that time, the Existing Acquisition Facilities Credit Agreement, described in our Report on Form 10-Q for the quarter ended June 30, 2006, and the Note Purchase Agreement with Phelps Dodge, also described in our Report on Form 10-Q for the quarter ended June 30, 2006, were terminated. No amounts were outstanding under either of these agreements at the time of termination.

Note 9.	Financial Instruments
      At September 30, 2006, we had outstanding option contracts in respect of copper to which we apply hedge accounting that expire in 2007 and 2008. In respect of 2007, we have outstanding put option contracts, giving us the right, but not the obligation, to sell 58,992 tonnes (130 million pounds) of copper at an average price of $2,205 per tonne ($1.00 per pound) and outstanding call option contracts giving the buyer the right, but not the obligation, to purchase 58,992 tonnes (130 million pounds) of copper from us at an average price of $2,988 per tonne ($1.36 per pound). In respect of 2008, we have outstanding put option contracts, giving us the right, but not the obligation, to sell 58,380 tonnes (129 million pounds) of copper at an average price of $2,254 per tonne ($1.02 per pound) and outstanding call option contracts, giving the buyer the right but not the obligation to purchase 48,384 tonnes (107 million pounds) of copper from us at an average price of $2,773 per tonne ($1.26 per pound). The option contracts for 2007 and 2008 mature evenly by month.
      During the third quarter of 2006, we entered into fuel oil swap contracts to hedge the effect of fuel oil price changes in respect of a portion of our energy requirements in Indonesia. At September 30, 2006, we had entered into swap contracts with financial institutions to exchange payments on 37,800 tonnes of fuel oil during the fourth quarter of 2006. Under the swap contracts, we pay fixed prices averaging $306 per tonne for fuel oil and receive a floating price based on monthly average spot price quotations. At September 30, 2006, we had outstanding contracts to purchase 5,646 tonnes of nickel at an average price of $27,297 per tonne which mature during the fourth quarter of 2006. We do not accord hedge accounting to these contracts and mark to market price changes are recorded in earnings.

Note 10.	Convertible Debt
      Changes in the equity component of our convertible debt for the first nine months of 2006 were as follows:

			Subordinated
	LYON	Convertible	Convertible
	Notes	Debentures	Debentures	Total

December 31, 2005	$92	$148	$122	$362
Tendered for conversion	(70)	(113)	(50)	(233)

September 30, 2006	$22	$35	$72	$129

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      During 2006: (1) LYON Notes representing approximately $210 million aggregate principal amount (2) Convertible Debentures representing approximately $209 million aggregate principal amount and (3) Subordinated Debentures representing approximately $93 million aggregate principal amount were tendered for conversion. At our option, we elected to settle a portion of the obligations in respect of these notes in accordance with their terms for cash in lieu of shares. For the cash settlements, the difference between the cash settlement price of $6 million and the book value of $2 million represents a charge of $4 million. For accounting purposes, LYON Notes, Convertible Debentures and Subordinated Debentures are bifurcated between debt and equity, the equity portion representing the value of the holders’ conversion options. Consequently, the charge of $4 million has been bifurcated between earnings and a direct charge to retained earnings. The split is a charge to earnings of $nil and a charge to retained earnings of $4 million. The remainder of the LYON Notes, Convertible Debentures and Subordinated Debentures that were tendered for conversion were, at our option, settled in shares with no impact on net earnings. Such conversion for shares resulted in the amount of $18 million being charged to retained earnings.
      During the first nine months of 2005, LYON Notes representing approximately, $157 million aggregate principal amount were tendered for conversion. At our option, we elected to settle a portion of the obligations in respect of these notes in accordance with their terms for cash in lieu of shares in the amount of $65 million. The difference between the cash settlement price of $65 million and the book value of $35 million represents a charge of $30 million. For accounting purposes, the LYON Notes are bifurcated between debt and equity, the equity portion representing the value of the holders’ conversion options. Consequently, the charge of $30 million has been bifurcated between earnings and a direct charge to retained earnings. The split is a charge to earnings of $8 million and a charge to retained earnings of $22 million. The remainder of the LYON Notes tendered for conversion were, at our option, settled in shares with no impact on net earnings.

Note 11.	Warrants
      Changes in our outstanding warrants for the first nine months of 2006 were as follows:

	Number of
	Warrants	Amount

December 31, 2005	11,016,017	$62
Warrants issued	13	—
Warrants cancelled	(37,452)	—
Warrants exercised	(10,978,578)	(62)

September 30, 2006	—	$—

      The Warrants expired on August 21, 2006. The exercise and cancellation of the Warrants and related transactions resulted in a reduction to contributed surplus in the amount of $23 million.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 12.	Commitments and Contingencies

(a)	Commitments
      The following table summarizes as of September 30, 2006 payments due under certain of our long-term contractual obligations and commercial commitments for 2006 and each of the next four years and thereafter:

	Payments Due in

	2006	2007	2008	2009	2010	Thereafter

Purchase obligations(1)	$608	$1,052	$553	$350	$61	$86
Operating leases	12	39	25	15	11	47
Other	—	4	4	3	7	85

Total	$620	$1,095	$582	$368	$79	$218

(1)	The purchase obligations for 2006, 2007 and 2008 largely relate to our Goro project (which is currently expected to be completed in 2008) and to purchased nickel intermediates.

(b)	Contingencies
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
      In May 2006, an incident occurred at our PT Inco operations that PT Inco believes was caused by an electrical breakdown of a transformer requiring the shutdown of one of four electric furnaces for approximately 82 days. The physical damages were estimated to be approximately $5 million. A business interruption insurance claim to recover a portion of lost profits has been filed and is currently under investigation and negotiation with the insurer and reinsurers. No amounts have been recorded in the third quarter in respect of the business interruption claim as negotiations of the claim settlement are ongoing.
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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Voisey’s Bay project (consisting of feasibility work for a nickel processing plant and underground mine development).
      Data by operating segment as of and for the periods indicated was as follows:

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Net sales to customers	$5,196	$3,268	$149	$129	—	—	—	—	$5,345	$3,397
Intersegment sales	—	—	598	524	—	—	(598)	(524)	—	—

Net sales	5,196	3,268	747	653	—	—	(598)	(524)	5,345	3,397

Earnings (loss) before income and mining taxes and minority interest by segment	1,797	885	369	308	—	—	(68)	(8)	2,098	1,185

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									132	116
Currency translation adjustments									60	48
Interest expense									48	16
Takeover-related (income) expense, net									(174)	—
Other (income) expense, net									(150)	8

Earnings before income and mining taxes and minority interest									$2,182	$997

	Finished				Development
	Products		Intermediates		Projects		Eliminations		Total

Three Months Ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Net sales to customers	$2,252	$1,031	$68	$51	—	—	—	—	$2,320	$1,082
Intersegment sales	—	—	239	168	—	—	(239)	(168)	—	—

Net sales	2,252	1,031	307	219	—	—	(239)	(168)	2,320	1,082

Earnings (loss) before income and mining taxes and minority interest by segment	915	196	186	80	—	—	(42)	22	1,059	298

Expenses (income) not specifically allocable to segments:
Corporate selling, general and administrative expenses									50	49
Currency translation adjustments									(1)	52
Interest expense									15	4
Takeover-related (income) expense, net									(148)	—
Other (income) expense, net									(85)	11

Earnings before income and mining taxes and minority interest									$1,228	$182

Identifiable assets at September 30, 2006 and December 31, 2005	$7,765	$6,586	$1,597	$1,568	$3,469	$2,798	$(114)	$(46)	$12,717	$10,906

Other assets									2,226	1,104

Total assets at September 30, 2006 and December 31, 2005									$14,943	$12,010

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 14.	Supplemental Information
      Certain supplemental information in connection with our Consolidated Balance Sheet is set forth below:

	September 30,	December 31,
	2006	2005

Cash	$432	$342
Cash equivalents	1,396	616

Cash and cash equivalents	$1,828	$958

Finished metals	$311	$259
In-process metals	862	608
Supplies	169	129

Inventories	$1,342	$996

Property, plant and equipment, at cost	$14,298	$13,205
Accumulated depreciation and depletion	5,048	4,746

Property, plant and equipment, net	$9,250	$8,459

      Capital expenditures for the third quarter and first nine months of 2006 included capitalized interest costs of $22 million (2005: $29 million) and $57 million (2005: $80 million), respectively.

Note 15.	Deferred charges and other assets
      Deferred charges and other assets is comprised of the following:

	September 30,	December 31,
	2006	2005

Investment tax credits	$78	$76
Costs for Falconbridge acquisition(1)	—	25
Long-term investments	62	54
Long-term receivables	54	41
Other deferred charges	44	49

Deferred charges and other assets	$238	$245

(1)	These capitalized costs were expensed during the third quarter of 2006 following the unsuccessful offer to acquire Falconbridge (Notes 3 and 18).

Note 16.	Stock Compensation Plans
      For the third quarter and first nine months of 2006, an expense of $1 million (2005: $3 million) and $3 million (2005: $10 million), respectively was charged to earnings with an equivalent offset credited to contributed surplus to reflect the vested portion of the fair value of stock options granted to employees in 2005. For the first nine months of 2006, a transfer of $14 million (2005: $3 million) was made from contributed surplus to common shares in respect of exercised options. No options were granted during the first nine months of 2006.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
For 2005, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2005

Stock price at grant date	$39.67
Exercise price	$39.67
Weighted-average fair value of options granted during the period	$12.21
Expected life of options (years)	3.6
Expected dividend yield	—%
Expected stock price volatility	34.8%
Risk-free interest rate	3.6%

Note 17.	Significant Differences Between Canadian and U.S. GAAP
      Our unaudited consolidated financial statements are prepared in accordance with Canadian GAAP. The differences between Canadian GAAP and U.S. GAAP, insofar as they affect our consolidated financial statements, are discussed below.
      The following table reconciles results as reported under Canadian GAAP with those that would have been reported under U.S. GAAP:

Nine Months Ended September 30,	2006	2005

		(Restated)
Net earnings — Canadian GAAP	$1,375	$601
Increased post-retirement benefits expense (a)	(60)	(47)
Increased research and development expense (b)	(20)	(33)
Increased exploration expense (c)	(6)	(2)
Increased interest expense (d)	(11)	(19)
Cash Settlement of convertible debt tendered for conversion (d)	(4)	(22)
Unrealized net gain (loss) on derivative instruments (e)	24	(38)
Currency translation losses (f)	(23)	(48)
Increased depreciation and depletion expense (g)	(9)	—
Decreased minority interest expense	1	8
Taxes on U.S. GAAP differences	(54)	17

Net earnings — U.S. GAAP	1,213	417

Other comprehensive income (loss) (i):
Reclassification of net gain (loss) on derivatives designated as cash flow hedges (e)	21	(13)
Change in fair value of derivatives designated as cash flow hedges (e)	(309)	(15)
Unrealized gain on long-term investments (h)	70	40
Taxes on other comprehensive income (loss)	100	1

Other comprehensive income (loss) (i)	(118)	13

Comprehensive earnings (i)	$1,095	$430

Net earnings per share — Basic	$6.09	$2.21

Net earnings per share — Diluted	$5.42	$1.91

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(a)	Post-retirement Benefits
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
      Under Canadian GAAP, convertible debt is bifurcated between debt and equity, the equity portion representing the value of the holder conversion options. Under U.S. GAAP, convertible debt would be accounted for as debt and, accordingly, the measurement of interest and the amortization of debt issuance costs are not the same. During 2006, as described in Note 10, certain convertible debt holders tendered for conversion their securities. At our option, we elected to settle a portion of the conversion of this debt for cash in lieu of shares which amounted to $6 million. The difference between the $6 million and the book value of $2 million represents a charge of $4 million. As the convertible debt is bifurcated between debt and equity under Canadian GAAP, the charge of $4 million has been bifurcated between a direct charge to earnings of $nil and a direct charge to retained earnings of $4 million. Under U.S. GAAP, the entire $4 million loss is a charge to net earnings. Certain convertible debt tendered for conversion was settled in shares and resulted in $18 million charged to retained earnings under Canadian GAAP. Under U.S. GAAP, these amounts have been charged to net earnings.

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

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      U.S. GAAP for reporting comprehensive income is set out in SFAS No. 130 Reporting Comprehensive Income. Comprehensive income represents the change in equity during a reporting period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income include items such as net earnings (loss), changes in the fair value of investments not held for trading, minimum pension liability adjustments and gains and losses on derivative instruments. For Canadian GAAP reporting purposes, requirements to record other comprehensive income are effective for years beginning on or after October 1, 2006.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(j)	Supplemental Information
      Changes in retained earnings (deficit) and accumulated other comprehensive loss under U.S. GAAP were as follows:

Nine Months Ended September 30,	2006	2005

		(Restated)
Deficit at beginning of period	$(100)	$(665)
Net earnings	1,213	417
Common dividends paid	(75)	(38)

Retained earnings (deficit) at end of period	$1,038	$(286)

Accumulated other comprehensive loss at beginning of period	$(641)	$(589)
Other comprehensive income (loss)	(118)	13

Accumulated other comprehensive loss at end of period	$(759)	$(576)

(k)	Recent Accounting Pronouncements
      In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability and to recognize the changes in the funded status through comprehensive income. Statement No. 158 also requires that defined benefit plan assets and obligations be measured as of the fiscal year-end. This standard is effective for fiscal years ending on or after December 15, 2006. We are currently studying the impact of this standard.
      In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty of Taxes (“Fin-48”). FIN-48 clarifies the accounting for uncertainty in income taxes by providing a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This standard is effective for fiscal years starting on or after December 15, 2006. We are currently studying the impact of this standard.
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
      In 2005, we restated our prior period results to reflect currency translation gains and losses on other foreign currency denominated assets and liabilities as determined under U.S. GAAP, primarily post-retirement benefits and the corresponding tax balances. Previously, these currency translation effects were not recorded due to their insignificance but they have become more significant due to the continued strengthening of the Canadian dollar. The impact of this restatement for the first nine months of 2005 was a loss of $6 million. Also, we have corrected an error in the determination of post-retirement benefits expense. For the first nine months of 2005, post-retirement benefits expense was increased by $13 million and the related tax recovery was increased by $4 million.

Note 18.	Business Combinations

Offer for Falconbridge
      On October 11, 2005, we announced our offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid (the “Offer”). On October 24, 2005,

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
we mailed our formal offer to Falconbridge common shareholders together with the related take-over bid circular, letter of transmittal and notice of guaranteed delivery (collectively, the “Offer Documents”). The Offer was extended by notices of variation and/or extension dated December 14, 2005, January 19, 2006, February 27, 2006, May 29, 2006, June 29, 2006, July 13, 2006 and July 16, 2006.
      The extensions were made in order to provide us with additional time to obtain competition approvals from regulatory authorities in Europe and the United States and/or in connection with variations to the terms of the Offer. The Offer was subject to certain conditions of completion, including acceptance of the Offer by Falconbridge common shareholders owning not less than 50.01% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). The support agreement dated October 10, 2005 between Inco and Falconbridge, as amended from time to time subsequent to that date (the “Inco/ Falconbridge Support Agreement”), provided for certain termination and expense payments by Falconbridge to Inco of up to $450 million in certain specified circumstances, including the Offer not being completed in certain circumstances.
      On June 23, 2006, we announced that Inco and Falconbridge had reached a definitive agreement with the U.S. Department of Justice (“DOJ”) on a remedy intended to address competition concerns previously identified by the DOJ and the European Commission (“EC”) with respect to our proposed acquisition of Falconbridge whereby Falconbridge’s Nikkelverk refinery in Norway and certain other assets (collectively, the “Nikkelverk Assets”) would be sold to LionOre Mining International Ltd. (“LionOre”). The remedy was also agreed to by the EC on July 4, 2006. We reached a definitive agreement with Falconbridge and LionOre (the “LionOre Agreement”) on June 7, 2006 covering the sale of the Nikkelverk Assets to LionOre. The closing of the sale of the Nikkelverk Assets was subject to the satisfaction of certain conditions, including Inco taking up and paying for Falconbridge common shares pursuant to the Offer. In the event that our acquisition of Falconbridge was not completed and the LionOre Agreement was therefore terminated, we agreed to pay LionOre a break fee of $32.5 million.
      On July 27, 2006, we announced that the minimum tender condition under the Offer had not been satisfied at the expiry time of the Offer and that we had elected to permit the Offer to expire.

Arrangement with Phelps Dodge
      On June 26, 2006, we announced that we had entered into an agreement (as amended, the “Combination Agreement”) with Phelps Dodge Corporation (“Phelps Dodge”) under which a newly-formed, wholly-owned subsidiary of Phelps Dodge would acquire all of Inco’s outstanding common shares under a plan of arrangement (the “Arrangement”) for a combination of cash and common shares of Phelps Dodge. The completion of the transactions contemplated by the Combination Agreement was subject to certain conditions, including, among others, certain approvals of shareholders of both companies.
      On September 5, 2006, we announced that we had mutually agreed to terminate the Combination Agreement, as proxies received from Inco shareholders for a special meeting of Inco shareholders scheduled for September 7, 2006 indicated that the Arrangement would not be approved by the requisite special majority of Inco shareholders.

Teck Offer to Acquire Inco
      An unsolicited offer by Teck Cominco Limited (“Teck”) to purchase all of the common shares of Inco that it did not already own (the “Teck Offer”) was mailed to Inco shareholders on May 23, 2006. On August 16, 2006, Teck announced that the minimum tender condition under the Teck Offer had not been satisfied at the expiry time of the Teck Offer and that Teck had elected to permit the Teck Offer to expire.

CVRD Offer to Acquire Inco
      An unsolicited offer by CVRD Canada Inc. (“CVRD”) to purchase all of the common shares of Inco at a price of Cdn.$86.00 in cash per share (the “CVRD Offer”) was mailed to Inco shareholders on August 14, 2006.

INCO LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
CVRD subsequently extended the expiry time of the CVRD Offer on two occasions to allow more time to obtain certain regulatory clearances and the CVRD Offer is currently scheduled to expire on Monday, October 23, 2006 at midnight (Toronto time).
      On September 24, 2006, Inco announced that its Board of Directors recommended that Inco shareholders tender their shares to the CVRD Offer.
      On October 19, 2006, CVRD announced that it had obtained all necessary regulatory clearances with respect to the CVRD Offer.

19.	Proposed acquisition of Inco Limited by CVRD Canada Inc.
      If the CVRD Offer is successfully completed, then CVRD would acquire a controlling interest in Inco and, upon such a change of control, a number of payments under existing obligations of Inco would be triggered, including the obligations set forth below.
      A clause in the Combination Agreement between the Company and Phelps Dodge calls for Inco to pay certain termination fees in the event that the Combination Agreement has been terminated and Inco has consummated a similar arrangement with another company prior to September 7, 2007. Upon a change of control of Inco, consistent with the terms of the Combination Agreement, Inco would pay Phelps Dodge an additional termination fee of $350 million.
      The Company has in place certain retention and special mergers and acquisitions completion bonus arrangements with certain employees. Upon a change of control of Inco, approximately $47 million would be payable under these arrangements of which $28 million has been accrued as at September 30, 2006. Amounts would also be payable under change of control agreements with senior executives upon involuntary termination of employment.
      On September 24, 2006, Inco’s Board of Directors approved amendments to the 1993 Inco Limited Key Employees’ Incentive Plan, the 1997 Inco Limited Key Employees’ Incentive Plan, the 2001 Inco Limited Key Employees’ Incentive Plan, the 2005 Inco Limited Key Employees’ Incentive Plan and the 2002 Non-Employee Director Share Option Plan which would permit option holders to surrender their options to the company for cancellation conditional upon the successful completion of the CVRD Offer in consideration of the “in-the-money” value of those options payable in cash. Assuming 100% of the options outstanding as at September 30, 2006 were surrendered for cancellation, the Company would incur an additional cost of $26 million.
      In accordance with the terms of the agreements entered into with the Company’s investment advisors, the consummation of a change of control transaction by CVRD would result in transaction fees payable to these investment advisors in the aggregate amount of approximately $120 million.
      Upon a change of control, the Company would be required to fund certain pension benefits. This would trigger a plan settlement for accounting purposes which would result in the realization of a loss for accounting purposes.
      A change of control of Inco would result in a year end for income tax purposes in which case certain currently available net capital losses recognized in the financial statements may no longer be available, resulting in an increase in tax expense and the acceleration of balances of taxes due.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and notes for the three-month and nine-month periods ended September 30, 2006. This discussion contains certain forward-looking statements based on our current expectations. The forward-looking statements entail various risks and uncertainties, as disclosed in our 2005 Annual Report on Form 10-K, which could cause actual results to differ materially from those reflected in these forward-looking statements. Reference is also made to the “Cautionary Notice Regarding Forward-Looking Statements” below.

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
      Our business consists of three segments: (1) a finished products segment that represents our mining and processing operations in Ontario, Manitoba and Newfoundland and Labrador, our refining operations in the United Kingdom and interests in refining operations in Japan and other Asian countries, (2) an intermediates segment that represents PT Inco’s mining and processing operations in Indonesia, where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market, and (3) a development projects segment that represents our Goro nickel-cobalt project in the French overseas territorial community (collectivité territoriale) of New Caledonia (consisting of the development of an open-pit mine and processing facility having an expected annual capacity of 60,000 tonnes of nickel), a nickel processing plant being built in Dalian, China to process primarily Goro-source feed, an expansion of our facilities in Indonesia and the next phase of development at our Voisey’s Bay project (consisting of feasibility work for a nickel processing plant and an underground mine). In the fourth quarter of 2005, production of nickel and copper concentrates commenced at the first phase of our Voisey’s Bay project, consisting of an open-pit mine and concentrator. Accordingly, the assets relating to the first phase of the Voisey’s Bay project were reclassified from the development projects segment to the finished products segment.

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

Recent Nickel Market Developments
      For the third quarter of 2006, the London Metal Exchange (“LME”) benchmark cash nickel price rose to a record quarterly average of $29,178 per tonne ($13.24 per pound), compared with the third quarter of 2005 average of $14,567 per tonne ($6.61 per pound). The LME cash nickel price set a record high of $34,750 per tonne ($15.76 per pound) on August 24, 2006. On October 20, 2006, the LME cash nickel price was $34,500 per tonne ($15.65 per pound).
      Even at these high prices, demand remained very strong for both stainless and non-stainless steel applications, in all areas of the world. Demand continued to outpace supply, putting continued pressure on nickel prices.

Offer for Falconbridge
      On October 11, 2005, we announced our offer to purchase all the outstanding common shares of Falconbridge Limited (“Falconbridge”) by way of a friendly take-over bid (the “Offer”). On October 24, 2005, we mailed our formal offer to Falconbridge common shareholders together with the related take-over bid circular, letter of transmittal and notice of guaranteed delivery (collectively, the “Offer Documents”). The Offer was extended by notices of variation and/or extension dated December 14, 2005, January 19, 2006, February 27, 2006, May 29, 2006, June 29, 2006, July 13, 2006 and July 16, 2006.
      The extensions were made in order to provide us with additional time to obtain competition approvals from regulatory authorities in Europe and the United States and/or in connection with variations to the terms of the Offer. The Offer was subject to certain conditions of completion, including acceptance of the Offer by Falconbridge common shareholders owning not less than 50.01% of the Falconbridge common shares on a fully diluted basis (as defined in the Offer Documents). The support agreement dated October 10, 2005 between Inco and Falconbridge, as amended from time to time subsequent to that date (the “Inco/ Falconbridge Support Agreement”), provided for certain termination and expense payments by Falconbridge to Inco of up to $450 million in certain specified circumstances, including the Offer not being completed in certain circumstances.
      On June 23, 2006, we announced that Inco and Falconbridge had reached a definitive agreement with the U.S. Department of Justice (“DOJ”) on a remedy intended to address competition concerns previously identified by the DOJ and the European Commission (“EC”) with respect to our proposed acquisition of Falconbridge whereby Falconbridge’s Nikkelverk refinery in Norway and certain other assets (collectively, the “Nikkelverk Assets”) would be sold to LionOre Mining International Ltd. (“LionOre”). The remedy was also agreed to by the EC on July 4, 2006. We reached a definitive agreement with Falconbridge and LionOre (the “LionOre Agreement”) on June 7, 2006 covering the sale of the Nikkelverk Assets to LionOre. The closing of the sale of the Nikkelverk Assets was subject to the satisfaction of certain conditions, including Inco taking up and paying for Falconbridge common shares pursuant to the Offer. In the event that our acquisition of Falconbridge was not completed and the LionOre Agreement was therefore terminated, we agreed to pay LionOre a break-up fee of $32.5 million.
      On July 27, 2006, we announced that the minimum tender condition under the Offer had not been satisfied at the expiry time of the Offer and that we had elected to permit the Offer to expire.

Arrangement with Phelps Dodge
      On June 26, 2006, we announced that we had entered into an agreement (as amended, the “Combination Agreement”) with Phelps Dodge Corporation (“Phelps Dodge”) under which a newly-formed, wholly-owned subsidiary of Phelps Dodge would acquire all of Inco’s outstanding common shares under a plan of arrangement (the “Arrangement”) for a combination of cash and common shares of Phelps Dodge. The completion of the transactions contemplated by the Combination Agreement was subject to certain conditions, including, among others, certain approvals of shareholders of both companies.
      On September 5, 2006, we announced that we had mutually agreed to terminate the Combination Agreement, as proxies received from Inco shareholders for a special meeting of Inco shareholders scheduled for September 7, 2006 indicated that the Arrangement would not be approved by the requisite special majority of Inco shareholders.

Teck Offer to Acquire Inco
      An unsolicited offer by Teck Cominco Limited (“Teck”) to purchase all of the common shares of Inco (the “Teck Offer”) was mailed to Inco shareholders on May 23, 2006. On August 16, 2006, Teck announced that the minimum tender condition under the Teck Offer had not been satisfied at the expiry time of the Teck Offer and that Teck had elected to permit the Teck Offer to expire.

Cease Trading of Inco Shareholder Rights Plan
      On July 20, 2006, Inco and Teck consented to a cease trade order (the “Order”) by the Ontario Securities Commission whereby Inco’s shareholder rights plan ceased to apply as of 4:30 p.m. (Toronto time) on Wednesday, August 16, 2006.

CVRD Offer to Acquire Inco
      An unsolicited offer by CVRD Canada Inc. (“CVRD”) to purchase all of the common shares of Inco at a price of Cdn.$86.00 in cash per share (the “CVRD Offer”) was mailed to Inco shareholders on August 14, 2006. CVRD subsequently extended the expiry time of the CVRD Offer on two occasions to allow more time to obtain certain regulatory clearances and the CVRD offer is currently scheduled to expire on Monday, October 23, 2006 at midnight (Toronto time).
      On September 24, 2006, Inco announced that its Board of Directors recommended that Inco shareholders tender their shares to the CVRD Offer.
      On October 19, 2006, CVRD announced that it had obtained all necessary regulatory approvals with respect to the CVRD Offer.

Voisey’s Bay Collective Agreement
      On September 27, 2006, an initial collective agreement covering unionized employees at our Voisey’s Bay operations was negotiated, ending a strike by approximately 120 employees that began on July 28, 2006. During the strike period, all operations of the Voisey’s Bay mine and concentrator were shut down. Strike costs of $24 million were incurred and charged to earnings in the third quarter.
Results of Operations

Earnings Summary
      The following table summarizes our net sales, net earnings and certain other results in accordance with Canadian GAAP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Net sales	$2,320	$1,082	$5,345	$3,397
Net earnings	701	64	1,375	601
Net earnings per common share
— basic	3.36	0.34	6.90	3.18
— diluted	3.08	0.29	6.10	2.70
Cash provided by operating activities	1,277	187	1,747	700
      The increases in net earnings for the third quarter and first nine months of 2006 compared with the corresponding periods of 2005 resulted primarily from (1) higher average realized selling prices for nickel, copper and platinum group metals (“PGMs”), (2) an increase in other income due to break-up fees received from Falconbridge net of break-up fees paid to Phelps Dodge and LionOre, (3) an increase in other income due to gains on currency derivative contracts entered into in connection with the unsuccessful offer to acquire Falconbridge as well as gains on certain metals derivative contracts entered into to secure third party nickel for expected customer requirements, neither of which were accorded hedge accounting and (4) higher deliveries for copper and nickel. The principal items offsetting these favourable factors were (1) an increase in production costs primarily as a result of unfavourable currency rate movements, higher spending on supplies and services and higher employment costs and (2) the deferral of profit on sales to equity-accounted affiliates.
      Our net earnings and nickel unit cash cost of sales before and after by-product credits have been and are expected to continue to be affected by changes in the Canadian dollar-U.S. dollar exchange rate. We estimate that for every $0.01 change, up or down, in the Canadian-U.S. dollar exchange rate over the course of a year, our basic net earnings would change by approximately $0.06 per share. This amount represents the impact on Canadian dollar-denominated operating costs and excludes the translation effect relating to Canadian dollar-denominated liabilities and to accrued taxes for Canadian currency translation effects associated with U.S. dollar-denominated liabilities.
      The following table sets forth the high and low exchange rates for one U.S. dollar expressed in Canadian dollars for each period indicated, the average of such exchange rates and the exchange rate at the end of such period, in each case, based upon the noon buying rates as quoted by the Bank of Canada:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

High	1.1416	1.2432	1.1726	1.2704
Low	1.1053	1.1611	1.0990	1.1611
Rate at end of period	1.1153	1.1611	1.1153	1.1611
Average rate	1.1211	1.2012	1.1326	1.2240
      The following two bar charts reflect the dollar impact (in millions of dollars) of the principal factors, both favourable and unfavourable (with the unfavourable factors shown in parentheses), affecting our third quarter and first nine months of 2006 net earnings compared with the third quarter and first nine months of 2005, with the starting point (first bar on the left) of the applicable chart being the level of net earnings for the third quarter or first nine months of 2005:
Principal factors affecting 2006 third quarter net earnings
in comparison with 2005 third quarter net earnings
In millions of dollars

Principal factors affecting 2006 first nine months net earnings in comparison with 2005 first nine months net earnings
In millions of dollars

Net Sales
      Net sales in the third quarter of 2006 increased significantly by 114% compared with the third quarter of 2005. The increase was primarily due to increases in our average realized selling prices for nickel and copper, which increased by 99% and 90% for the third quarter of 2006 compared with the third quarter of 2005. In addition, deliveries of Inco-source and tolled nickel and Inco-source copper increased by 5% and 59%, respectively, during the third quarter of 2006 compared with the third quarter of 2005.
      Net sales in the first nine months of 2006 increased significantly by 57% compared with the first nine months of 2005. The increase was primarily due to increases in our average realized selling prices for nickel and copper, which increased by 38% and 83%, respectively, for the first nine months of 2006 compared with the first nine months of 2005. In addition, deliveries of Inco-source and tolled nickel and Inco-source copper increased by 10% and 25%, respectively, during the first nine months of 2006 compared with the first nine months of 2005.
      Net sales to customers by product were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Primary nickel	$1,882	$907	$4,269	$2,818
Copper	313	104	696	305
Precious metals	75	42	226	186
Other	50	29	154	88

	$2,320	$1,082	$5,345	$3,397

      The following two bar charts show our average realized prices for nickel and copper and the LME average cash prices for nickel and copper for the periods indicated:
Average realized and LME cash prices for nickel and copper
Third Quarter 2006 versus Third Quarter 2005
In dollars per pound
Average realized and LME cash prices for nickel and copper
First Nine Months 2006 versus First Nine Months 2005
In dollars per pound
      Deliveries of Inco-source nickel (including finished nickel produced from purchased intermediates and toll smelted and refined nickel), purchased nickel in finished form, Inco-source copper and Inco-source PGMs

(including finished PGMs produced from third party purchased materials) for the periods indicated are shown in the following two bar charts:
Product Deliveries — Third Quarter 2006 and Third Quarter 2005
Nickel and copper in millions of pounds
PGMs in thousands of troy ounces
Product Deliveries — First Nine Months 2006 and First Nine Months 2005
Nickel and copper in millions of pounds
PGMs in thousands of troy ounces

Cost of Sales and Other Expenses
      The following table sets forth production data for nickel for the periods indicated, nickel unit cash costs of sales before and after by-product credits for the periods indicated, and our finished nickel inventories as of the end of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Production — Nickel in all forms (tonnes)	56,876	50,508	181,872	156,368
Nickel unit cash cost of sales before by-product credits(1)
— per tonne	$8,113	$7,143	$7,408	$6,790
— per pound	3.68	3.24	3.36	3.08
Nickel unit cash cost of sales after by-product credits(1)
— per tonne	$4,674	$6,680	$4,982	$6,173
— per pound	2.12	3.03	2.26	2.80
Finished nickel inventories at end of period (tonnes)	23,504	17,997	23,504	17,997

(1)	Nickel unit cash cost of sales before and after by-product credits includes costs for Inco-source and purchased nickel intermediates processed at our Sudbury and Thompson operations, but excludes the costs of third party toll smelting and refining arrangements described above.
      Cost of sales and other expenses, excluding depreciation and depletion, increased by 59% and 49% for the third quarter and first nine months of 2006, respectively, compared with the corresponding periods of 2005. This increase primarily relates to increases in deliveries of nickel and copper, higher costs for purchased finished nickel as a result of rising nickel prices, higher nickel unit cash cost of sales before by-product credits as discussed below and higher other operating expenses. In addition, cost of sales and other expenses includes costs associated with third party toll smelting and toll refining of nickel intermediates of $166 million and $280 million for the third quarter and first nine months of 2006, respectively. In 2005, no such costs were incurred as these arrangements began in 2006. These amounts are not included in the determination of nickel unit cash cost of sales before and after by-product credits. These third party tolling arrangements allow us to provide additional nickel units to our customers. Profit on nickel sold to our equity-accounted affiliates is not recognized until the affiliates have sold the nickel to their customers. Included in our cost of sales and other expenses is an adjustment to defer profit on Inco-source nickel held in our affiliates’ inventories at the end of September 2006.
      For the first nine months of 2006, $16 million was charged to earnings as a result of the disruption of site activities at the Goro project in the second quarter. The majority of these costs relate to contractor claims. For the third quarter and first nine months of 2006, $24 million was charged to earnings as a result of the strike at Voisey’s Bay Nickel Company, which was settled on September 27, 2006.
      The increase in nickel unit cash cost of sales, before by-product credits, in the third quarter of 2006 was primarily due to (1) higher spending on supplies and services, (2) a higher average Canadian — U.S. dollar exchange rate that adversely affected our costs, and (3) higher earnings-based bonus payments partially offset by lower costs for purchased intermediates due to lower volumes processed in 2006. The decrease in nickel unit cash cost of sales after by-product credits in the third quarter of 2006 is primarily due to the positive impact of higher average realized selling prices for copper and PGMs and higher deliveries of Voisey’s Bay copper concentrate.
      The increase in nickel unit cash cost of sales, before by-product credits, in the first nine months of 2006 was primarily due to (1) a higher average Canadian — U.S. dollar exchange rate that adversely affected our costs, (2) higher spending on supplies and services, (3) higher earnings-based bonus payments and (4) higher energy prices in 2006 partially offset by lower costs for purchased intermediates due to lower volumes processed. The decrease in nickel unit cash cost of sales after by-product credits in the first nine months of 2006 is primarily due to the positive impact of higher average realized selling prices for copper and PGMs and higher deliveries of Voisey’s Bay copper concentrate, partially offset by lower deliveries of PGMs.

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
      Finished nickel production from all sources increased to 56,876 tonnes (125 million pounds) in the third quarter of 2006, compared with 50,508 tonnes (111 million pounds) in the third quarter of 2005. Finished nickel production increased to 181,872 tonnes (401 million pounds) in the first nine months of 2006, compared with 156,368 tonnes (345 million pounds) in the first nine months of 2005. The increase in finished nickel production in 2006 was primarily due to the commencement of concentrate production at Voisey’s Bay, the commencement of tolled production of purchased nickel intermediate feeds and increased production hours at Manitoba operations (which were negatively impacted by a scheduled maintenance shutdown in the third quarter of 2005).
      Copper production was 27,668 tonnes (61 million pounds) in the third quarter, compared with 27,058 tonnes (60 million pounds) in the third quarter of 2005. Copper production was 98,216 tonnes (217 million pounds) in the first nine months of 2006, compared with 83,813 tonnes (185 million pounds) in the first nine months of 2005. This increase was primarily due to the commencement of operations at Voisey’s Bay.
      The company’s production of nickel and copper for the third quarter was adversely affected by an extended outage at the company’s Indonesian operations, the strike at its Voisey’s Bay operations in Labrador and equipment breakdowns at its Ontario and Manitoba operations, all of which were previously announced. At the company’s Indonesian subsidiary, PT Inco, repairs to an electric furnace damaged by fire in late May 2006, took longer than originally anticipated, reducing PT Inco’s production of nickel-in-matte during the third quarter. The operation is now back to operating at plan production levels. Following a two-month strike, an initial three-year collective agreement was reached in September with the union representing workers at Voisey’s Bay. The strike did not affect Inco’s production of finished nickel in the third quarter, as Inco had sufficient stocks available for processing at its smelting and refining operations at Sudbury, Ontario and Thompson, Manitoba. However, the strike did affect Inco’s production of copper concentrate (which is sold to customers in Europe) during the quarter. At the company’s Sudbury, Ontario operations, a motor failure on one of the oxygen plants in July 2006 and the long lead-time to purchase and install a replacement motor reduced finished nickel production from planned levels. Copper production was also affected. The company has now restored production at its Ontario operations to plan levels. At the company’s Manitoba operations, a production incident during the second week of September resulted in damage to the furnace and a converter and led to the temporary suspension of the operation of one of the two smelter furnaces. Nickel refining operations in Manitoba have returned to stable operations, but have not yet reached their prior levels.

Factors Affecting Nickel Unit Cash Cost of Sales After By-product Credits
      The following bar chart shows the key factors (in dollars or cents per pound) both favourable and unfavourable (favourable factors are shown in parentheses) affecting our third quarter and first nine months of 2006 nickel unit cash cost of sales after by-product credits, with the starting point (first bar on the left) being the nickel unit cash cost of sales after by-product credits for the third quarter or first nine months of 2005:
Nickel Unit Cash Cost of Sales after by-product credits
Third Quarter 2006 compared with Third Quarter 2005
In dollars or cents per pound
Nickel Unit Cash Cost of Sales after by-product credits
First Nine Months 2006 compared with First Nine Months 2005
In dollars or cents per pound

Selling, general and administrative expenses
      Selling, general and administrative expenses increased by $6 million and $30 million in the third quarter and first nine months of 2006, compared to the corresponding periods of 2005. Selling, general and administrative expenses increased primarily due to higher expenses associated with share options that had been granted in prior years.

Exploration
      Exploration expenditures increased by $3 million and $13 million in the third quarter and first nine months of 2006, compared with the corresponding periods of 2005. The increases are primarily due to higher spending at our Ontario, Manitoba and PT Inco operations and higher spending in Australia.

Currency translation adjustments
      Currency translation adjustments represented primarily the effect of exchange rate movements on the translation of Canadian dollar-denominated liabilities, principally post-retirement benefits, accounts payable and certain deferred income and mining taxes, into U.S. dollars. Such adjustments were not significant for the third quarter of 2006. Unfavourable currency translation adjustments of $60 million in the first nine months of 2006 were due to the strengthening of the Canadian dollar as of September 30, 2006 relative to the U.S. dollar. The Canadian — U.S. dollar exchange rate appreciated by 5% during the first nine months of 2006.

Interest expense
      Interest expense increased by $11 million and $32 million in the third quarter and first nine months of 2006 compared with the corresponding periods of 2005. Interest expense increased primarily because no interest in respect of the Voisey’s Bay project has been capitalized in 2006 since the mine, concentrator and related facilities commenced commercial production in December 2005.

Takeover-related income
      In the third quarter of 2006, in connection with the unsuccessful offer to purchase Falconbridge and the unsuccessful business combination with Phelps Dodge, certain break-up fees were received and paid, and other transaction costs were incurred, which we recorded in earnings. For the first nine months of 2006, we recorded income, on a net basis, of $174 million which primarily consists of the cash received from Falconbridge from a break-up fee in the amount of $450 million which was substantially offset by break-up fees paid to Phelps Dodge and LionOre as well as other transaction costs.

Other income, net
      In the third quarter of 2006, other income of $85 million largely represents gains with respect to metals derivative contracts entered into to secure third party nickel for expected customer requirements. For the first nine months of 2006, other income of $150 million largely represents incremental gains with respect to metals derivative contracts entered into to secure third party nickel for expected customer requirements.

Income and mining taxes
      Our effective tax rates for the third quarter and first nine months of 2006 were 40% and 33%, respectively. The higher effective tax rate in the third quarter primarily reflects higher mining taxes due to the higher level of earnings. The effective tax rate for the first nine months of 2006 was lower than the combined statutory income tax and mining tax rate in Canada of about 37% primarily due to the revaluation of deferred income tax liabilities pursuant to recently enacted future income tax rate reductions in Canada in the second quarter of 2006.

Intermediates Segment
      Our intermediates segment comprises the mining and the processing operations of PT Inco in Indonesia where nickel-in-matte, an intermediate product, is produced and sold primarily into the Japanese market. PT Inco’s realized price for nickel-in-matte averaged $21,009 per tonne ($9.53 per pound) in the third quarter of 2006, compared with $11,882 per tonne ($5.39 per pound) in the third quarter of 2005. Under PT Inco’s long-term U.S. dollar-denominated sales contracts, the selling price of its nickel-in-matte is determined by a formula based on the LME cash nickel price for nickel. Nickel-in-matte production for the third quarter of 2006 was 17,200 tonnes (37.8 million pounds), compared with 19,600 tonnes (43.3 million pounds) in the third quarter of 2005. The decrease in production was due, as reported earlier, to a fire on May 23, 2006. The replacement of the transformer and reheating of the furnace took nearly twelve weeks and the furnace was back in production in the second half of August. PT Inco’s unit cash cost of production rose by 51% to $7,408 per tonne ($3.36 per pound) in the third quarter of 2006 from $4,894 per tonne ($2.22 per pound) in the third quarter of 2005 due to (1) lower production levels as discussed above, (2) an increase in the high sulphur fuel oil price to an average of $55.79 per barrel for the third quarter of 2006 from an average of $40.17 per barrel in the third quarter of 2005, (3) an increase in the diesel price to an average of $0.60 per litre for the third quarter of 2006 from an average of $0.41 per litre in the third quarter of 2005, and (4) increased supplies expense as a result of increased cost of heavy vehicle tires and mining consumables in the third quarter of 2006.

Development Projects

Goro Project Update
      Construction activity continues to progress at our Goro project in New Caledonia. Since late September, a general, country-wide strike involving one of the larger unions in New Caledonia has affected a number of firms around the country, including some of the firms providing contracted services to our camp. While this has led to some reduction in construction activity on the project site, activity has increased recently as many of the striking employees have now returned to work. and we are now operating on site at close to pre-strike levels.
      We are continuing to review and update the capital cost forecast and schedule for the Goro project. This review will take into account the effect of the various cost and schedule pressures which have been experienced on the project. We currently expect to be in a position to announce a revised capital cost estimate and a revised schedule, subject to a confidence or accuracy level developed as part of that estimate, by the end of 2006.
      Management’s estimates regarding capital costs, schedule and receipt of necessary permits for the Goro project are subject to various risks and assumptions. See “Cautionary Notice Regarding Forward Looking Statements” below.
Cash Flows, Liquidity and Capital Resources
      The following bar chart presents the principal sources and uses of cash and cash equivalents for the third quarter and first nine months of 2006 (uses of cash are shown in parentheses) with the starting point (first bar on the left) being the balance cash and cash equivalents as at June 30, 2006 or December 31, 2005:
Principal Sources and Uses of Cash in the Third Quarter of 2006
(in millions of dollars)

Principal Sources and Uses of Cash in the First Nine Months of 2006
(in millions of dollars)
      Net cash provided by operating activities in the third quarter of 2006 was $1,277 million, compared with $187 million in the third quarter of 2005. The increase in net cash provided by operating activities was primarily due to higher net earnings driven by the substantial increases in selling prices for our primary products, the net cash received in respect of takeover-related activities and a decrease in working capital in the third quarter of 2006. The decrease in working capital in the third quarter of 2006 is primarily related to an increase in income and mining taxes payable and accrued liabilities partially offset by an increase in accounts receivable and inventories.
      Net cash provided by operating activities in the first nine months of 2006 was $1,747 million, compared with $700 million in the first nine months of 2005, which was primarily due to higher net earnings.
      Net cash used for investing activities of $350 million in the third quarter of 2006 increased compared with $318 million for the corresponding period of 2005. The increase was primarily due to higher capital spending in respect of our Goro project, our Canadian operations and at PT Inco, partially offset by lower capital spending in respect of our Voisey’s Bay project. For the first nine months of 2005, investing activities included $150 million received in respect of the sale of a portion of our interest in Goro Nickel S.A.S. Net cash used for investing activities of $971 million in the first nine months of 2006 increased substantially compared with $676 million for the corresponding period of 2005 which was primarily due to higher capital spending in respect of our Goro project, our Canadian operations and at PT Inco, partially offset by lower capital spending in respect of our Voisey’s Bay project. Other investing activities in the third quarter and first nine months of 2006 included advances of $60 million and $123 million, respectively, from partners in the Goro project.
      Net cash provided by financing activities for the third quarter of 2006 was $211 million, which is primarily comprised of the cash received in respect of the issuance of common shares pursuant to the company’s stock option plans. This was partially offset by (1) the full repayment of the 15.75% Sterling Unsecured Loan Stock in the amount of $45 million and (2) common share dividends. For the first nine months of 2006, financing activities also included the final principal repayment in March 2006 in respect of PT Inco’s loan and common share dividends paid in June 2006 to the minority shareholders of PT Inco.
      At September 30, 2006, cash and cash equivalents were $1,828 million, up from $958 million at December 31, 2005, primarily reflecting higher net earnings, the cash received from the issuance of common shares and the net cash received from takeover-related activities partially offset by cash outflows for capital expenditures for our growth projects and our operations. Total debt was $1,760 million at September 30, 2006, compared with $1,974 million at December 31, 2005. Total debt as a percentage of total debt plus shareholders’ equity was 20% at September 30, 2006, compared with 28% at December 31, 2005. Upon a change of control of Inco, a number of payments under existing obligations of Inco will be triggered. Reference is made to Note 19 of the Consolidated Financial Statements.

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

Third Quarter Dividend Consideration
      At its meeting on October 17, 2006, Inco’s Board of Directors considered whether to declare a dividend on Inco’s common shares in respect of the third quarter of 2006. Inco’s existing practice has been to pay a regular quarterly dividend of $0.125 per share. The CVRD Offer provides that, in the event that Inco should declare, set aside or pay, after September 1, 2006, any dividend (including a regular quarterly dividend in accordance with Inco’s current dividend policy), distribution or payment on the common shares, the consideration payable per common share pursuant to the CVRD Offer (being Cdn.$86.00 in cash) will be reduced by the amount of such dividend, distribution or payment. In view of the foregoing terms of the CVRD Offer, and given that the CVRD Offer is scheduled to expire on October 23, 2006, the Board of Directors deferred its decision as to whether to declare a quarterly dividend in respect of the third quarter of 2006 until after the expiry time of the CVRD Offer.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements
      As of September 30, 2006, we have provided for two letters of credit in the aggregate amount of $122 million in support of metals hedging and employment contracts.
      Reference is also made to “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2005 Annual Report on Form 10-K for a summary of our derivative instrument positions, which includes the derivative positions which we have to hedge a portion of our copper sales as discussed in Note 9.

Contractual Obligations
      A summary of our long-term contractual obligations and commitments for each of next five years is included in Note 12 to our consolidated financial statements in Item 1 above.
Critical Accounting Policies and Estimates
      Reference is made to our 2005 Annual Report on Form 10-K.
Accounting Changes
      No changes to generally accepted accounting principles in Canada were made during the first nine months of 2006 which would have a significant impact on our consolidated financial statements.
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
      The following table sets forth a reconciliation of nickel unit cash cost of sales before and after by-product credits to Canadian GAAP cost of sales for the periods indicated:
Reconciliation of Nickel Unit Cash Cost of Sales Before and After By-Product Credits to Canadian GAAP Cost of Sales

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

(In millions of U.S. dollars except pound and per pound data)
Cost of sales and other expenses, excluding depreciation and depletion	$1,097	$688	$2,851	$1,907
By-product costs	(231)	(146)	(583)	(461)
Purchased finished nickel and tolled nickel	(330)	(88)	(651)	(244)
Delivery expense	(11)	(9)	(33)	(27)
Other businesses cost of sales	(16)	(10)	(34)	(29)
Non-cash items(1)	(10)	(7)	(30)	(21)
Remediation, demolition and other related expenses	(14)	(8)	(32)	(24)
Adjustments associated with affiliate transactions	(29)	5	(133)	51
Goro disruption costs	—	—	(16)	—
Asset write-offs and related charges	—	(32)	—	(32)
Other	(26)	2	(78)	1

Nickel cash cost of sales before by-product credits(2)	430	395	1,261	1,121
By-product net sales	(413)	(171)	(995)	(564)
By-product costs	231	146	583	461

Nickel cash cost of sales after by-product credits(2)	$248	$370	$849	$1,018

Inco-source nickel deliveries (millions of pounds)	117	122	375	364

Nickel unit cash cost of sales before by-product credits per pound	$3.68	$3.24	$3.36	$3.08

Nickel unit cash cost of sales after by-product credits per pound	$2.12	$3.03	$2.26	$2.80

(1)	Representing principally post-retirement benefits other than pensions.

(2)	Nickel cash cost of sales before and after by-product credits includes costs for Inco-source and purchased nickel intermediate feed processed at our Canadian operations and excludes purchased nickel intermediate feed tolled by third parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Cautionary Notice Regarding Forward-Looking Statements
      Certain statements contained in this Report are forward-looking statements (as defined in the U.S. Securities Exchange Act of 1934, as amended). Examples of such statements include, but are not limited to, statements concerning (i) nickel demand and supply in the global nickel market for the fourth quarter of 2006 and into 2007, the supply of secondary or nickel-containing recycled or scrap material, and nickel demand in China and other geographical and end-use markets, including for nickel-containing stainless steels, for nickel for 2006 and into 2007; (ii) our costs of production, nickel, copper, cobalt and precious metals production levels and nickel market conditions; (iii) capital expenditures; (iv) changes in pension contributions to our pension plans and pension expense; (v) our Goro project’s capital cost estimates and targets and escalation, its expected nickel and cobalt capacity, cash costs of production of nickel based upon certain assumptions, project schedule and expected timing of initial production and ramp-up of production to expected capacity, changes in project configuration, resumption of certain work, key milestones relating to the project schedule and advancement, and sources of financing and agreements and other arrangements for our Goro project with the three provinces of New Caledonia, the Government of France, Sumitomo Metal Mining Co., Ltd., Mitsui & Co., Ltd. and certain other parties; and (vi) the enactment or completion of the necessary legislation, financing plans and arrangements, and/or other agreements and arrangements related to, and the timing and costs of construction, start-up/commissioning and production with respect to, certain capital expenditure programs and development projects, including the Goro and Voisey’s Bay projects. Inherent in forward-looking statements are risks and uncertainties well beyond our ability to predict or control. Actual results and developments are likely to differ, and may differ materially, from those expressed or implied by the forward-looking statements contained in this Report and the carrying values of investments could be materially impacted. Such statements and carrying values are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (a) the supply and demand for, and the prices of, primary nickel and our other metals products, market competition and our production and other costs and purchased intermediates, stainless steel scrap and other substitutes and competing products, for primary nickel and other metals produced by the Company, (b) changes in exchange rates and interest rates and investment performance of pension assets, (c) political unrest or instability in countries such as Indonesia, (d) the ramp-up of our Voisey’s Bay project, (e) our Goro project’s scope and schedule and the other key aspects of this project, and (f) the timing of receipt of all necessary permits and regulatory approvals, the engineering and construction timetables for our development projects, and other agreements and arrangements with parties or local communities having an interest in or otherwise being associated with our Goro project. The forward-looking statements included in this Report represent our views as of the date of this Report. While we anticipate that subsequent events and developments may cause our views to change, we specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Report.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In the third quarter of 2006, a total of 3,008,528 Common Shares were issued on the conversion of our LYON Notes, 2,744,246 Common Shares were issued on the conversion of our Convertible Debentures due 2023 and 3,487,598 Common Shares were issued on the conversion of our Subordinated Convertible Debentures due 2052. These Common Shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by section 3(a)(9) of such Act. The Company did not receive any separate consideration upon conversion. The Company did not issue any other securities that were not registered under the Securities Act of 1933 in the third quarter of 2006.

Item 6.	Exhibits

2.1	Waiver and First Amendment to Combination Agreement, dated July 16, 2006, between the Company and Phelps Dodge Corporation (incorporated by reference to Exhibit 2.13 to the Company’s Amendment No. 1 to Form F-8 (File No. 333-135786) filed by the Company on July 17, 2006)
2.2	Sixth Amending Agreement, dated July 16, 2006, between the Company and Falconbridge Limited (incorporated by reference to Exhibit 2.14 to the Company’s Amendment No. 1 to Form F-8 (File No. 333-135786) filed by the Company on July 17, 2006)
2.3	Termination Agreement, dated September 5, 2006, between the Company and Phelps Dodge Corporation (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-01143) dated September 5, 2006)
3.1	General By-law No. 1 of the Company (as amended to October 17, 2006)
10.1	Form of letter to each of the Company’s “Other Officers” (incorporated by reference to Exhibit (e)(3) to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on May 31, 2006)
10.2	Letter agreement, dated July 4, 2006, between Peter C. Jones and the Company (incorporated by reference to Exhibit (e)(17) to the Company’s Amendment No. 30 to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on August 8, 2006)(1)
10.3	Form of Indemnity Agreement between Simon A. Fish, Robert D.J. Davies and each of the Company’s non-employee directors and the Company (incorporated by reference to Exhibit (e)(16) to the Company’s Amendment No. 5 to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on September 25, 2006)(1)
10.4	Amended 2005 Key Employees Incentive Plan(1)
10.5	Amended 2002 Non-Employee Director Share Option Plan(1)
10.6	Amended 2001 Key Employees Incentive Plan(1)
10.7	Amended 1997 Key Employees Incentive Plan(1)
10.8	Amended 1993 Key Employees Incentive Plan(1)
10.9	Amended and Restated Escrow Agreement, made as of September 28, 2006, between the Company and CIBC Mellon Trust Company, as escrow agent (incorporated by reference to Exhibit (e)(18) to the Company’s Amendment No. 6 to Schedule 14D-9 (Commission File No. 005-46625) filed by the Company on September 29, 2006)(1)
31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inco Limited

Date: October 20, 2006	By: /s/ Simon A. Fish Simon A. Fish Executive Vice-President, General Counsel and Secretary

Date: October 20, 2006	By: /s/ Ronald A. Lehtovaara Ronald A. Lehtovaara Vice-President and Comptroller (Principal Accounting Officer)